Form 10-Q
period 1996-03-31
MOSSIMO INC
filed 1996-05-14
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1996

                                       or

         (  ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

           For the Transition Period From _________ To _____________

                        Commission File Number:  1-14208

                                 MOSSIMO, INC.

             (Exact name of Registrant as specified in its charter)

                      Delaware                          33-0684524
           (State or other jurisdiction of       (I.R.S. Employer ID No.)
           incorporation or organization)



               15320 Barranca Parkway                     92718
                 Irvine, California                     (Zip Code)
                (Address of principal
                 executive offices)

                                 (714) 453-1300
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes .....       No ..X..

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Common Stock, par value                  15,000,000
                   $.001 per share            (Outstanding on May 10, 1996)
                       (Class)


                            Exhibit Index on Page 15

                                 MOSSIMO, INC.

                               INDEX TO FORM 10-Q

      PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

      Balance Sheets as of December 31, 1995
      and March 31, 1996 (unaudited)  . . . . . . . . . . . . . .  3

      Statements of Income for the three month periods
      ended March 31, 1995 and 1996 (unaudited) . . . . . . . . .  4

      Statements of Cash Flow for the three month
      periods ended March 31, 1995 and 1996 (unaudited) . . . . .  5

      Notes to Financial Statements . . . . . . . . . . . . . . .  7

      ITEM 2 - Management's Discussion and Analysis of Results
      of Operations and Financial Condition . . . . . . . . . . .  9


      PART II - OTHER INFORMATION

      ITEM 4 - Submission of Matters to a Vote of
      Security Holders  . . . . . . . . . . . . . . . . . . . . . 13

      ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . 13


      SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . 14


      EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . 15


      EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . 16

                                 MOSSIMO, INC.
                                 BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                     ASSETS
                                                DECEMBER 31  MARCH 31,
                                                   1995         1996
                                                -----------  ---------
      CURRENT ASSETS:
        Cash and cash equivalents                  $    481    $11,321
        Accounts receivable, net                        844      1,464
        Due from factor                               3,255     13,080
        Royalties receivable                            683        841
        Inventories                                   9,773     11,430
        Prepaid expenses                                588        725
        Deferred taxes                                    -        700
                                                    -------    -------
           Total current assets                      15,624     39,561

      PROPERTY AND EQUIPMENT, net                     1,420      1,547
      OTHER ASSETS                                      118        125
                                                    -------    -------
                                                    $17,162    $41,233
                                                    =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
        Accounts payable                             $2,032     $1,636
        Accrued liabilities                             887      2,865
        Income taxes payable                              6      1,492
        Current portion of deferred rent                 28         40
        Current portion of long-term debt                26         42
        Current portion of capital lease obligations     24          8
        S distribution note                               -        150
                                                    -------    -------
           Total current liabilities                  3,003      6,233
      DEFERRED RENT, net of current portion              94         72
      LONG-TERM DEBT, net of current portion             17         49
      CAPITAL LEASE OBLIGATIONS, net of current portion  13         15
      COMMITMENTS AND CONTINGENCIES
      STOCKHOLDERS' EQUITY:
        Preferred stock, par value $.001; authorized
           shares 3,000,000, no shares issued or
           outstanding                                    -          -
        Common stock, par value $.001; authorized
           shares 30,000,000, issued and outstanding
           13,000,000 and 15,000,000 shares              13         15
        Additional paid-in capital                    1,187     31,931
        Retained earnings                            12,835      2,918
                                                    -------    -------
                                                     14,035     34,864
                                                    -------    -------
                                                    $17,162    $41,233
                                                    =======    =======
                 See accompanying notes to financial statements

                                 MOSSIMO, INC.
                              STATEMENTS OF INCOME
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1996
                     (in thousands, except per share data)
                                  (unaudited)
                                                     1995       1996
                                                     ----       ----
      NET SALES                                   $ 16,793   $ 24,401
      COST OF SALES                                  8,943     13,873
                                                   -------    -------
      GROSS PROFIT                                   7,850     10,528

      ROYALTY INCOME                                 1,058      1,282

      OPERATING EXPENSES
        General and administrative                   1,323      1,679
        Selling                                      1,376      2,228
        Marketing                                      545        662
        Design                                         202        453
                                                   -------    -------
                                                     3,446      5,022
                                                   -------    -------
      OPERATING INCOME                               5,462      6,788

      OTHER EXPENSE (INCOME):
        Interest expense                               (29)        62
        Other                                            -         (2)
                                                   -------    -------
                                                       (29)        60
                                                   -------    -------
      INCOME BEFORE INCOME TAXES                     5,491      6,728

      PROVISION FOR INCOME TAXES                        97        910
                                                   -------    -------
      NET INCOME                                  $  5,394   $  5,818
                                                   =======    =======
      PRO FORMA DATA
        Historical income before provision
          for income taxes                                   $  6,728
        Pro forma provision for income taxes                    2,758
                                                              -------

      PRO FORMA NET INCOME                                   $  3,970
                                                              =======
      PRO FORMA NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                                     $    .28
                                                              =======
      PRO FORMA WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     13,982
                                                              =======



                 See accompanying notes to financial statements

                                 MOSSIMO, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1996
                                 (in thousands)
                                  (unaudited)
                                                      1995       1996
      CASH FLOWS FROM OPERATING ACTIVITIES:           ----       ----
        Net income                               $   5,394  $   5,818
        Adjustment to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                76        111
           Loss on disposition of property and
            equipment                                   27          2
           Deferred rent                               (16)       (10)
           Provision for doubtful receivables            5         13
        Changes in:
           Accounts receivable                        (665)      (620)
           Due from factor                          (5,654)   (10,260)
           Royalties receivable                        (83)      (158)
           Inventories                              (2,153)    (1,657)
           Prepaid expenses                              -       (137)
           Deferred Taxes                                -       (700)
           Other assets                                (11)        (7)
           Accounts payable                          1,848       (396)
           Accrued liabilities                         211      1,978
           Income taxes payable                         54      1,486
                                                   -------    -------
        Net cash used by operating activities         (967)    (4,537)
                                                   =======    =======
      CASH FLOWS FROM INVESTING ACTIVITIES:
        Payments for acquisition of property and
         equipment                                    (104)      (185)
        Proceeds from disposition of property
         and equipment                                  76          -
                                                   -------    -------
           Net cash used by investing activities       (28)      (185)
                                                   =======    =======
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                    (10)        (7)
        Repayment of capital lease obligations         (12)       (14)
        Net change in factor advances                1,852        422
        Dividends paid                                (912)   (17,208)
        Net proceeds from issuance of common stock       -     32,369
        Repayment of note payable to stockholder      (225)         -
                                                   -------    -------
           Net cash used by financing activities       693     15,562
                                                   =======    =======
      INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                               (302)    10,840
      CASH AND CASH EQUIVALENTS,
       beginning of period                             407        481
                                                   -------    -------
      CASH AND CASH EQUIVALENTS, end of period    $    105   $ 11,321
                                                   =======    =======

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
        Cash paid during the period for:
           Interest                               $      3   $    124
                                                   =======    =======
           Income taxes                           $     42   $    117
                                                   =======    =======

      SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
        Contractual obligations incurred for
         the acquisition of equipment             $     20   $     55
                                                   =======    =======
        S distribution note payable to
         stockholder                              $      -   $    150
                                                   =======    =======



                 See accompanying notes to financial statements

                                 MOSSIMO, INC.
                         NOTES TO FINANCIAL STATEMENTS


      1.   Basis of Presentation
           ---------------------
      The accompanying financial statements of Mossimo, Inc. ("Mossimo" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form S-1 (33-80597) declared effective by the SEC on February 21, 1996.

      In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheets as of December 31, 1995 and March 31, 1996, the statements of income for the three month periods ended March 31, 1995 and 1996, and the statements of cash flows for the three month periods ended
      March 31, 1995 and 1996. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996.

      On February 15, 1996, the company effected a 13,000-for-one stock split of its common stock. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

      2.   Initial Public Offering
           -----------------------
      In February 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock for $18 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $32.4 million. Proceeds to the Company were used to repay indebtedness consisting of $5.6 million in outstanding advances under the Company's factoring agreement and pay
      $17.2 million in connection with the final S corporation distribution. (See Note 5.) The remaining proceeds will be used for general corporate purposes, including the construction of in-store shops and tenant improvements and equipment for a new headquarters and distribution facility expected to be occupied by the Company in the first half of 1997.

      3.   Pro Forma Data
           --------------
      PRO FORMA NET INCOME - Pro forma net income represents the results of operations adjusted to reflect a provision for income taxes on historical income before provision for income taxes, which gives effect to the change in the Company's income tax status to a C corporation as a result of the public sale of its common stock.

      The principal difference between the pro forma income tax rate and the federal statutory rate of 35% relates to state income taxes.

      PRO FORMA NET INCOME PER SHARE - Historical net income per common share is not presented because it is not indicative of the ongoing entity.

      Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period.

      4.   Income Taxes
           ------------
      Prior to February 27, 1996, the Company had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code and similar statutes in the State of California. Accordingly, the Company's taxable income was treated as if it were distributed to the sole stockholder, who was responsible for payment of taxes thereon. In addition, the Company was subject to a California franchise tax rate of 1.5%. Effective February 27, 1996, the Company converted to a C corporation and became subject to Federal and State income taxes on an ongoing basis. As a result, the Company recorded $700,000 of deferred income tax assets on February 27, 1996.

      5.   Stockholders' Equity
           --------------------
      In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholder $17.2 million representing previously earned and undistributed taxable S corporation earnings as of February 27, 1996 in the form of promissory notes (S distribution notes) . The estimated remaining amount payable to stockholder for previously earned and undistributed taxable S corporation earnings under the S distribution notes was $150,000 at March 31, 1996.

      In accordance with a regulation of the Securities and Exchange Commission, the Company reclassified $1,624,000 to additional paid in capital for that portion of the previously earned and undistributed taxable S corporation earnings at February 27, 1996 which was in excess of the balance of retained earnings at such date.

      6.   Credit Agreement
           ----------------
      In February 1996, the Company entered into a $10 million unsecured line of credit with a bank. The credit agreement contains certain restrictive covenants that require the maintenance of various financial levels and ratios and prohibits the payment of dividends by the Company.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion includes the operations of Mossimo for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's
      Registration Statement on Form S-1 (33-80597) declared effective by the SEC on February 21, 1996.


      Results of Operations
      ---------------------
                The following table sets forth pro forma operating results (as a percentage of net sales), for the periods indicated. Pro forma operations reflect adjustments to historical operating results for federal and state income taxes as if the Company had been taxed as a C Corporation rather than an S Corporation.


                                            Three Month Period
                                              Ended March 31,
                                        ----------------------------
                                               (in thousands)
                                           1995                1996
                                           ----                ----
      Net Sales                      $16,793   100.0%    $24,401   100.0%
      Cost of Sales                    8,943    53.3      13,873    56.9
                                      ------   -----      ------   -----
      Gross Profit                     7,850    46.7      10,528    43.1

      Royalty Income                   1,058     6.3       1,282     5.3

      Operating Expenses:
        General and administrative     1,323     7.9       1,679     6.9
        Selling                        1,376     8.2       2,228     9.1
        Marketing                        545     3.2         662     2.7
        Design                           202     1.2         453     1.9
                                      ------   -----      ------   -----
                                       3,446    20.5       5,022    20.6
                                      ------   -----      ------   -----
      Operating Income                 5,462    32.5       6,788    27.8

      Other Expense (Income)             (29)   (0.2)         60     0.2
                                      ------   -----      ------   -----
      Income Before Income Taxes       5,491    32.7       6,728    27.6

      Pro Forma Provision for
        Income Taxes                   2,238    13.3       2,758    11.3
                                      ------   -----      ------   -----
      Pro Forma Net Income           $ 3,253    19.4%    $ 3,970    16.3%
                                      ======   =====      ======   =====

      Three Months Ended March 31, 1996 and 1995
      ------------------------------------------
                Net sales increased 45.3% to $24.4 million in 1996 from $16.8 million in 1995, an increase of $7.6 million. The Company's increase in net sales was principally driven by increased sales to new and existing wholesale customers as they expanded their purchases to include a more complete line of Mossimo products. Men's activewear represented approximately 53.4% of the Company's net sales in 1996, representing an increase of approximately 16.9% over men's activewear net sales in 1995. Men's sportswear represented approximately 42.3% of the Company's net sales in 1996, representing an increase of approximately 109.5% over such sales in 1995, primarily as a result of increased sales of knit and woven shirts. Net sales of the Company's eyewear increased approximately 24.5% to $581,000 in 1996 from $467,000 in the comparable period in 1995.

                Gross profit increased to $10.5 million in 1996 from $7.9 million in 1995. Gross profit as a percentage of net sales decreased to 43.1% in 1996, from 46.7% in 1995. The decrease resulted primarily from a change in the mix of sales with sportswear representing a higher percentage of sales in 1996 than in 1995.

                Royalty income increased 21.2% to $1.3 million in 1996 from $1.1 million in 1995, primarily due to increased sales by the Company's women's swimwear and bodywear licensee and, to a lesser extent, increased sales by the Company's Canadian licensee.

                Operating expenses increased to $5.0 million in 1996 from $3.4 million in 1995. Operating expenses increased in all categories. Selling expense increased to $2.2 million in 1996 from $1.4 million in 1995 primarily as a result of commissions on higher levels of sales. Increases in general and administrative
      ($1.7 million in 1996 compared to $1.3 million in 1995), marketing ($662,000 in 1996 compared to $545,000 in 1995) and design
      ($453,000 in 1996 compared to $202,000 in 1995) expenses reflect in part increases in staffing levels necessary to manage higher levels of net sales and the expansion of the Company's product offerings, including men's sportswear and the anticipated introduction of a women's line. Marketing increases also reflected increased levels of advertising in 1996 over 1995. Operating expenses as a percentage of net sales increased from 20.5% in 1995 to 20.6% in 1996.

                Interest expense increased to $62,000 in 1996 compared to none in 1995. The increase was attributable to cash advances from the Company's factor during portions of the 1996 quarter.

                Due to the Corporation's conversion to a C corporation in 1996, the provision for income taxes increased from $97,000 in the 1995 period to $910,000 in the 1996 period.

      Liquidity and Capital Resources
      -------------------------------
                Historically, the Company has relied primarily upon internally generated funds supplemented by borrowings as needed to finance its operations and make distributions to its stockholder. Cash used by operating activities (including changes in amounts due to or from its factor) totaled $4.5 million and $967,000 in the 1996 and 1995 periods, respectively. Cash used by the Company's investing activities totaled $185,000 and $28,000 in the 1996 and 1995 periods, respectively, primarily for the purchase of property and equipment. Cash provided by financing activities in 1996 totaled $15.6 million, principally reflecting the net proceeds of the sale of the common stock in the Company's initial public offering less dividends paid to its stockholder prior to such offering. Cash provided by financing activities in 1995 totaled $693,000. At March 31, 1996, the Company had working capital of $33.3 million.

                Capital expenditures totaled $185,000 and $104,000 in the 1996 and 1995 periods, respectively. Capital expenditures in 1996 primarily included funds for construction of additional in-store shops.

                In May 1996, the Company entered into a 10 year lease for its new headquarters and distribution facility in Irvine, California which it expects to occupy in the first or second quarter of 1997. The Company anticipates that it will incur approximately $2.5 million in capital expenditures in connection with such facility primarily for tenant improvements and equipment. The Company intends to finance its capital expenditures with a combination of proceeds from its initial public offering, cash generated from operations and lessor financing.

                Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor which assumes the credit risk with respect to collection of such accounts. The factor pays the Company the receivable amount after the factor receives payment from the Company's customer or, if earlier, shortly following the bankruptcy or insolvency of the customer or when the receivable becomes 120 days past due. The Company may request advances against a percentage, determined by the factor, of the qualifying accounts receivable factored at any time before their maturity date. The factor charges a commission on the net sales factored and interest at a negotiated rate over prime on advances. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves a sale to a customer and the Company decides to proceed with the sale, the Company may factor or retain the receivable but will bear the credit risk in either case. In addition, the Company does not factor receivables from certain accounts at its election. The amount of receivables for which the Company bore the credit risk was $1.9 million at March 31, 1996 and $1.4 million at December 31, 1995. The factoring agreement can be terminated at any time by the factor upon 180 days prior notice. Advances on accounts sold to the factor are payable on demand. The factoring agreement includes a letter of credit facility. All obligations under the factoring agreement are collateralized by the Company's inventory. The Company has entered into an agreement for an unsecured $10 million line of credit from a bank to supplement the liquidity provided by the factoring agreement. There were no outstanding borrowings under the line of credit at March 31, 1996. Such credit agreement requires the maintenance of various financial levels and ratios, which could limit amounts available to be borrowed under the line.

                By reason of the Company's treatment as an S corporation for federal and state income tax purposes, the Company historically has provided to its principal stockholder funds for the payment of income taxes on the earnings of the Company. In addition, the Company has historically paid dividends to its principal stockholder to provide a return on investment. In connection with its initial public offering, the Company's S corporation status was terminated and the Company declared the final S corporation distribution of its previously undistributed earnings. For the three months ended March 31, 1996, the Company paid dividends, including amounts attributable to the payment of taxes and the final S corporation distribution of $17.2 million. For the foreseeable future, earnings will be retained in the operations of the business.

                The Company believes that funds generated from operations, the net proceeds of its initial public offering and available borrowing sources will be sufficient to meet operating needs and capital expenditures for the next 12 months.

      Seasonality
      -----------
                The Company's business is impacted by the general seasonal trends that are characteristic of the apparel industry. However, due primarily to the significant growth that the Company has experienced, quarterly sales and profit treads have not reflected the normal apparel industry seasonality. During 1996 and in future years, the Company expects that its sales may reflect greater seasonal trends as its growth rate moderates and as men's and women's sportswear become a larger percentage of apparel sales.

      Impact of Recent Accounting Pronouncements
      ------------------------------------------
                In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.

                          PART II - OTHER INFORMATION


      ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The following matters were submitted to a vote of security holders during the three month period ended March 31, 1996:

                By written consent dated as of February 15, 1996, the holder of the Company's outstanding common stock as of such date approved the amendment to the Company's certificate of incorporation, effecting a 13,000-for-one stock split of the Company's common stock.

                By written consent dated February 20, 1996, the holder of the Company's outstanding common stock as of such date elected Mossimo Giannulli as a Class I director of the Company until the 1999 annual meeting.

                By written consent dated February 22, 1996, the holder of the Company's outstanding common stock as of such date approved the execution and delivery of S distribution notes dated February 22, 1996, in favor of Mossimo Giannulli as payment of the Company's final S Corporation distribution.

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)  The following exhibits are included herein:

                3.1  Certificate of Incorporation of the Company<F*>

                3.2  Bylaws of the Company<F*>

                10.1 Credit Agreement dated February 27, 1996 between
                     Mossimo, Inc. and Wells Fargo Bank, National
                     Association

                11   Computation of Earnings per Common Share

                27   Financial Data Schedule

      [FN]
      <F*> (Incorporated by reference from the Company's Registration
           Statement on Form S-1, File Number 33-80597)

           (b)  Reports on Form 8-K

           The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            May 10, 1996            Mossimo, Inc.



                                     /s/ Mossimo Giannulli
                                     --------------------------------
                                     Mossimo Giannulli
                                     Chairman of the Board,
                                     Chief Executive Officer,
                                     President (authorized officer)



            May 10, 1996
                                     /s/ Eric R. Hohl
                                     --------------------------------
                                     Eric R. Hohl
                                     Chief Operating Officer, Chief
                                     Financial Officer, Secretary
                                     (principal financial and accounting
                                     officer)

                                   INDEX TO EXHIBITS


                                                                 Sequential
            Exhibit                                                  Page
            Number        Description                               Number
            ---------------------------------------------------------------
            3.1       Articles of Incorporation of the
                      Company<F*>

            3.2       Bylaws of the Company<F*>

            10.1      Credit Agreement, dated February 27, 1996
                      between Mossimo, Inc. and Wells Fargo Bank,
                      National Association                            16

            11        Computation of Earnings per Common Share        54

            27        Financial Data Schedule                         55




            [FN]
            <F*>     (Incorporated by reference from the Company's
                     Registration Statement on Form S-1, File
                     Number 33-80597)

                                    EXHIBIT 10.1

                                  CREDIT AGREEMENT


               THIS AGREEMENT is entered into as of February 27, 1996 by

          and between MOSSIMO, INC., a Delaware corporation ("Borrower"),

          and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank").



                                      RECITAL

               Borrower has requested from Bank the credit accommodation

          described below, and Bank has agreed to provide said credit accommodation to Borrower on the terms and conditions contained herein;

               NOW, THEREFORE, for valuable consideration, the receipt

          and sufficiency of which are hereby acknowledged, Bank and

          Borrower hereby agree as follows:



                                     ARTICLE I

                                     THE CREDIT

               SECTION 1.1.   LINE OF CREDIT.

               (a)  LINE OF CREDIT.  Subject to the terms and conditions

          of this Agreement, Bank hereby agrees to make advances to

          Borrower from time to time up to and including April 1, 1997,

          not to exceed at any time the aggregate principal amount of Ten

          Million Dollars ($10,000,000.00) ("Line of Credit"), the

          proceeds of which shall be used for Borrower's general

          corporate purposes.  Borrower's obligation to repay advances under the Line of Credit shall be evidenced by a promissory note substantially in the form of Exhibit A attached hereto

          ("Line of Credit Note"), all terms of which are incorporated herein by this reference.

               (b)  LETTER OF CREDIT SUBFEATURE.  As a subfeature under

          the Line of Credit, Bank agrees from time to time during the term thereof to issue standby and sight commercial letters of credit for the account of Borrower for general corporate

          purposes (each, a "Letter of Credit" and collectively, "Letters of Credit"); provided however, that the form and substance of each Letter of Credit shall be subject to approval by Bank, in its sole discretion; and provided further, that the aggregate undrawn amount of all outstanding Letters of Credit shall not at any time exceed Ten Million Dollars ($10,000,000.00).  Each commercial Letter of Credit shall be issued for a term not to exceed one hundred eighty (180) days, as designated by

          Borrower; each standby Letter of Credit shall be issued for a term not to exceed three hundred sixty-five (365) days, as designated by Borrower; provided however, that no Letter of

          Credit shall have an expiration date subsequent to October 1,

          1997.  The undrawn amount of all Letters of Credit shall be reserved under the Line of Credit and shall not be available for borrowings thereunder.  Each Letter of Credit shall be subject to the additional terms and conditions of the Letter of

          Credit Agreement and related documents, if any, required by

          Bank in connection with the issuance thereof (each, a "Letter of Credit Agreement" and collectively, "Letter of Credit

          Agreements"). Each draft paid by Bank under a Letter of Credit shall be deemed an advance under the Line of Credit and shall be repaid by Borrower in accordance with the terms and

          conditions of this Agreement applicable to such advances;

          provided however, that if advances under the Line of Credit are not available, for any reason whatsoever, at the time any draft is paid by Bank, then the full amount of such draft shall be immediately due and payable, together with interest thereon,

          from the date such amount is paid by Bank to the date such amount is fully repaid by Borrower, at the rate of interest applicable to advances under the Line of Credit.  In such event

          Borrower agrees that Bank, at Bank's sole discretion, may debit any demand deposit account maintained by Borrower with Bank for the amount of any such draft.

               (c)  BORROWING AND REPAYMENT.  Borrower may from time to

          time during the term of the Line of Credit borrow, partially or wholly repay its outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions contained

          herein or in the Line of Credit Note; provided however, that the total outstanding borrowings under the Line of Credit shall not at any time exceed the maximum principal amount available thereunder, as set forth above.

               SECTION 1.2.   INTEREST/FEES.

               (a)  INTEREST.  The outstanding principal balance of the

          Line of Credit shall bear interest at the rate of interest set forth in the Line of Credit Note.

               (b)  COMPUTATION AND PAYMENT.  Interest shall be computed

          on the basis of a 360-day year, actual days elapsed.  Interest shall be payable at the times and place set forth in the Line of Credit Note.

               (c)  COMMITMENT FEE.  In addition to the $10,000 non-

          refundable commitment fee which was paid by Borrower to Bank at the time Borrower accepted Bank's commitment letter for the

          Line of Credit, Borrower shall pay to Bank a non-refundable commitment fee for the Line of Credit equal to $40,000.00,

          which additional fee shall be due and payable at the time this

          Agreement is executed by Borrower and delivered to Bank.

               (d)  UNUSED COMMITMENT FEE.  Borrower shall pay to Bank an unused facility fee equal to one-quarter percent (0.25%) per annum (computed on the basis of a 360-day year, actual days elapsed) on the average daily unused amount of the Line of

          Credit, which fee shall be calculated on a quarterly basis by

          Bank and shall be due and payable by Borrower in arrears on the last day of each quarter.

               (e)  COMMERCIAL LETTER OF CREDIT FEES.  Borrower shall pay to Bank fees upon the issuance of each commercial Letter of

          Credit, upon the payment or negotiation by Bank of each draft under any commercial Letter of Credit and upon the occurrence of any other activity with respect to any commercial Letter of

          Credit (including without limitation, the transfer, amendment or cancellation of any commercial Letter of Credit) determined in accordance with Bank's standard fees and charges then in effect for such activity.

               (f)  STANDBY LETTER OF CREDIT FEES.  Borrower shall pay to

          Bank (i) fees upon the issuance of each Standby Letter of

          Credit equal to one and one-half percent (1.50%) per annum

          (computed on the basis of a 360-day year, actual days elapsed)

          of the face amount thereof, and (ii) fees upon the payment or negotiation by Bank of each draft under any standby Letter of

          Credit and upon the occurrence of any other activity with

          respect to any standby Letter of Credit (including without limitation, the transfer, amendment or cancellation of any standby Letter of Credit) determined in accordance with Bank's standard fees and charges then in effect for such activity.

               SECTION 1.3.   COLLECTION OF PAYMENTS.  Borrower

          authorizes Bank to collect all interest and fees due under the

          Line of Credit by charging Borrower's demand deposit account number 4600209340 with Bank, or any other demand deposit

          account maintained by Borrower with Bank, for the full amount thereof.  Should there be insufficient funds in any such demand deposit account to pay all such sums when due, the full amount of such deficiency shall be immediately due and payable by

          Borrower.

                                     ARTICLE II

                           REPRESENTATIONS AND WARRANTIES

               Borrower makes the following representations and

          warranties to Bank, which representations and warranties shall survive the execution of this Agreement and shall continue in full force and effect until the full and final payment, and satisfaction and discharge, of all obligations of Borrower to

          Bank subject to this Agreement.

               SECTION 2.1.   LEGAL STATUS.  Borrower is a corporation,

          duly organized and existing and in good standing under the laws of the State of Delaware, and is qualified or licensed to do business (and is in good standing as a foreign corporation, if applicable) in all jurisdictions in which the failure to so qualify or to be so licensed could have a material adverse effect on Borrower.

               SECTION 2.2.   AUTHORIZATION AND VALIDITY.  This

          Agreement, the Line of Credit Note, and each other document,

          contract and instrument required hereby or at any time

          hereafter delivered to Bank in connection herewith

          (collectively, the "Loan Documents") have been duly authorized,

          and upon their execution and delivery in accordance with the provisions hereof will constitute legal, valid and binding agreements and obligations of Borrower or the party which

          executes the same, enforceable in accordance with their

          respective terms, except as the enforceability thereof may be affected by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally, and except as the availability of certain equitable remedies may be limited by certain equitable principles of general applicability.

               SECTION 2.3.   NO VIOLATION.  The execution, delivery and

          performance by Borrower of each of the Loan Documents do not violate any provision of any law or regulation, or contravene any provision of the Articles of Incorporation or By-Laws of

          Borrower or result in any breach of or default under any

          contract, obligation, indenture or other instrument to which

          Borrower is a party or by which Borrower may be bound.

               SECTION 2.4.   LITIGATION.  There are no pending, or to

          the best of Borrower's knowledge threatened, actions, claims,

          investigations, suits or proceedings by or before any

          governmental authority, arbitrator, court or administrative agency which could have a material adverse effect on the

          financial condition or operation of Borrower other than those disclosed by Borrower to Bank in writing prior to the date hereof.

               SECTION 2.5.   CORRECTNESS OF FINANCIAL STATEMENT.  The

          financial statement of Borrower dated September 30, 1995, a true copy of which has been delivered by Borrower to Bank prior to the date hereof, (a) is complete and correct and presents fairly the financial condition of Borrower for the date and periods set forth therein, (b) discloses all liabilities of

          Borrower for the date and periods set forth therein that are required to be reflected or reserved against under generally accepted accounting principles, whether liquidated or unliquidated, fixed or contingent, and (c) has been prepared in accordance with generally accepted accounting principles

          consistently applied.  Since the date of such financial

          statement there has been no material adverse change in the financial condition of Borrower, nor has Borrower mortgaged,

          pledged, granted a security interest in or otherwise encumbered any of its assets or properties except in favor of Bank, in favor of Borrower's factor or as otherwise permitted by Bank in writing.

               SECTION 2.6.  INCOME TAX RETURNS.  Borrower has no

          knowledge of any material pending assessments or adjustments of its income tax payable with respect to any year.

               SECTION 2.7.   NO SUBORDINATION.  There is no agreement,

          indenture, contract or instrument to which Borrower is a party or by which Borrower may be bound that requires the

          subordination in right of payment of any of Borrower's

          obligations subject to this Agreement to any other obligation of Borrower.

               SECTION 2.8.   PERMITS, FRANCHISES.  Borrower possesses,

          and will hereafter possess, all permits, franchises and

          licenses required and rights to all trademarks, trade names,

          patents, and fictitious names, if any, necessary to enable it to conduct the business in which it is now engaged in

          compliance with applicable law, except where Borrower's failure to possess any such permit, franchise, license or right would not have a material adverse effect on the financial condition or operation of Borrower.

               SECTION 2.9.   ERISA.  Borrower is in compliance in all

          material respects with all applicable provisions of the

          Employee Retirement Income Security Act of 1974, as amended or recodified from time to time ("ERISA"); Borrower has not

          violated any material provision of any defined employee pension benefit plan (as defined in ERISA) maintained or contributed to by Borrower (each, a "Plan"); no Reportable Event as defined in

          ERISA has occurred and is continuing with respect to any Plan initiated by Borrower; Borrower has met its minimum funding requirements under ERISA with respect to each Plan; and each

          Plan will be able to fulfill its benefit obligations as they come due in accordance with the Plan documents and under

          generally accepted accounting principles.

               SECTION 2.10.  OTHER OBLIGATIONS.  Borrower is not in

          default on any obligation for borrowed money, any material purchase money obligation or any other material lease,

          commitment, contract, instrument or obligation.

               SECTION 2.11.  ENVIRONMENTAL MATTERS.  Except as disclosed by Borrower to Bank in writing prior to the date hereof,

          Borrower is in compliance in all material respects with all applicable Federal or state environmental, hazardous waste,

          health and safety statutes, and any rules or regulations

          adopted pursuant thereto, which govern or affect any of

          Borrower's operations and/or properties, including without limitation, the Comprehensive Environmental Response,

          Compensation and Liability Act of 1980, the Superfund

          Amendments and Reauthorization Act of 1986, the Federal

          Resource Conservation and Recovery Act of 1976, the Federal

          Toxic Substances Control Act and the California Health and

          Safety Code, as any of the same may be amended, modified or supplemented from time to time.  None of the operations of

          Borrower is the subject of any Federal or state investigation evaluating whether any remedial action involving a material expenditure is needed to respond to a release of any toxic or hazardous waste or substance into the environment.  Borrower has no material contingent liability in connection with any release of any toxic or hazardous waste or substance into the environment.

               SECTION 2.12.  INDEBTEDNESS FOR BORROWING.  As of the date of this Agreement, Borrower is not indebted to any person or entity on account of borrowed money, except for borrowings from its factor.

               SECTION 2.12.  FACTOR.  As of the date of this Agreement,

          Borrower's only factoring relationship is with THE CIT

          GROUP/COMMERCIAL SERVICES, INC.  Borrower has heretofore

          delivered to Bank a copy of its factoring agreement with the aforesaid factor which is in effect as of the date of this

          Agreement.

                                    ARTICLE III

                                     CONDITIONS

               SECTION 3.1.   CONDITIONS OF INITIAL EXTENSION OF CREDIT.

          The obligation of Bank to commence extending credit under this

          Agreement is subject to the fulfillment to Bank's satisfaction of all of the following conditions:

               (a)  APPROVAL OF BANK COUNSEL.  All legal matters

          incidental to the extension of credit by Bank shall be

          satisfactory to Bank's counsel.

               (b)  DOCUMENTATION.  Bank shall have received, in form and substance satisfactory to Bank, each of the following, duly executed:

                      (i)     This Agreement and the Line of Credit Note.
                     (ii)     Corporate Borrowing Resolution.
                    (iii)     Certificate of Incumbency.
                     (iv)     Articles of Incorporation.
                      (v)     Continuing Standby and Commercial L/C
                              Agreement.
                     (vi)     Facsimile Agreement.
                    (vii) Such other documents as Bank may require under any other Section of this Agreement.

               (c)  INSURANCE.  Borrower shall have delivered to Bank

          evidence of insurance coverage on all Borrower's property, in form, substance, amounts, covering risks and issued by

          companies satisfactory to Bank.

               (d)  INITIAL PUBLIC OFFERING.  Borrower shall have

          completed an initial public offering of its stock as heretofore described to Bank ("IPO"), with net proceeds of the IPO to

          Borrower in the minimum amount of TWENTY-FIVE MILLION DOLLARS

          ($25,000,000.00).

               SECTION 3.2.  CONDITIONS OF EACH EXTENSION OF CREDIT.  The

          obligation of Bank to make each extension of credit requested by Borrower hereunder shall be subject to the fulfillment to

          Bank's satisfaction of each of the following conditions:

               (a)  COMPLIANCE.  The representations and warranties

          contained herein and in each of the other Loan Documents shall be true on and as of the date of the signing of this Agreement and on the date of each extension of credit by Bank pursuant hereto, with the same effect as though such representations and warranties had been made on and as of each such date (except to the extent any such representation or warranty specifically relates to an earlier date, in which case it shall be true as of such earlier date), and on each such date, no Event of

          Default as defined herein, and no condition, event or act which with the giving of notice or the passage of time or both would constitute such an Event of Default, shall have occurred and be continuing or shall exist.

               (b)  DOCUMENTATION.  Bank shall have received all

          additional documents to which Bank may be entitled under this

          Agreement.



                                     ARTICLE IV

                               AFFIRMATIVE COVENANTS

               Borrower covenants that so long as Bank remains committed

          to extend credit to Borrower pursuant hereto, or any

          liabilities (whether direct or contingent, liquidated or unliquidated) of Borrower to Bank under any of the Loan

          Documents remain outstanding, and until payment in full of all obligations of Borrower subject hereto, Borrower shall, unless

          Bank otherwise consents in writing:

               SECTION 4.1.   PUNCTUAL PAYMENTS.  Punctually pay all

          principal, interest, fees or other liabilities due under any of the Loan Documents at the times and place and in the manner specified therein.

               SECTION 4.2.   ACCOUNTING RECORDS.  Maintain adequate

          books and records in accordance with generally accepted

          accounting principles consistently applied, and permit any representative of Bank, at any reasonable time (but not so as to unreasonably interfere with Borrower's business), to

          inspect, audit and examine such books and records, to make copies of the same, and to inspect the properties of Borrower.

               SECTION 4.3.   FINANCIAL STATEMENTS.  Provide to Bank all

          of the following, in form and detail satisfactory to Bank:

               (a)  not later than 120 days after and as of the end of

          each fiscal year, an audited financial statement of Borrower,

          prepared by an independent certified public accountant, to include balance sheet, income statement, statement of cash flows, with all supporting footnotes and schedules, and within

          30 days after filing, copies of Borrower's annual 10-K reports for such year;

               (b)  not later than 60 days after and as of the end of

          each fiscal quarter, a financial statement of Borrower, prepared by Borrower, to include balance sheet and income statement and within 30 days after filing, copies of Borrower's quarterly 10-Q reports;

               (c)  contemporaneously with each annual and quarterly

          financial statement of Borrower required hereby, a certificate of the president or chief financial officer of Borrower that said financial statements fairly present the financial

          condition of Borrower in all material respects and that there exists no Event of Default nor any condition, act or event which with the giving of notice or the passage of time or both would constitute an Event of Default;

               (d)  from time to time such other information as Bank may

          reasonably request.

               SECTION 4.4.   COMPLIANCE.  Preserve and maintain all

          licenses, permits, governmental approvals, rights, privileges and franchises reasonably necessary for the conduct of its business; and comply in all material respects with the

          provisions of all documents pursuant to which Borrower is

          organized and/or which govern Borrower's continued existence and with the requirements of all laws, rules, regulations and orders of any governmental authority applicable to Borrower and/or its business.

               SECTION 4.5.   INSURANCE.  Maintain and keep in force

          insurance of the types and in amounts customarily carried in lines of business similar to that of Borrower, including but not limited to fire, extended coverage, public liability, flood, property damage and workers' compensation, with all such insurance carried with companies and in amounts satisfactory

          Bank, and deliver to Bank from time to time at Bank's request schedules setting forth all insurance then in effect.

               SECTION 4.6.   FACILITIES.  Keep all properties useful or

          necessary to Borrower's business in good repair and condition,

          and from time to time make necessary repairs, renewals and replacements thereto so that such properties shall be fully and efficiently preserved and maintained.

               SECTION 4.7.   TAXES AND OTHER LIABILITIES.  Pay and

          discharge when due any and all indebtedness, obligations,

          assessments and taxes, both real or personal, including without limitation Federal and state income taxes and state and local property taxes and assessments, except such (a) as Borrower may in good faith contest or as to which a bona fide dispute may arise, and (b) for which Borrower has made provision, to Bank's reasonable satisfaction, for eventual payment thereof in the event Borrower is obligated to make such payment.

               SECTION 4.8.   LITIGATION.  Give notice in writing to Bank

          of any litigation pending or threatened against Borrower with a claim in excess of $500,000.00, promptly after Borrower learns of such litigation.

               SECTION 4.9.   FINANCIAL CONDITION.  Maintain Borrower's

          financial condition as follows using generally accepted

          accounting principles consistently applied and used consistently with prior practices, except to the extent modified by the following definitions:

               (a)  Current Ratio not at any time less than 2.50 to 1.0,

          with "Current Ratio" defined as total current assets divided by total current liabilities.  For the purposes of this

          calculation, "current assets" shall include the amount due from

          Borrower's factor without offset for any advances due to the factor, and "current liabilities" shall include the amount due to the factor for advances without offset for any amounts due

          Borrower from the factor.

               (b)  Tangible Net Worth not at any time less than

          $25,000,000.00, plus twenty-five percent (25%) of Borrower's year-to-date net income (at the time of each such calculation),

          with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets.

               (c)  Total Liabilities divided by Tangible Net Worth not

          at an time greater than 0.75 to 1.0, with "Total Liabilities"

          defined as the aggregate of current liabilities and non-

          current liabilities less subordinated debt, and with "Tangible

          Net Worth" as defined above.  For the purposes of this

          calculation, "liabilities" shall include the amount due to the factor for advances without offset for any amounts due Borrower from the factor.

               (d)  Quick Ratio not at any time less than 1.00 to 1.0,

          with "Quick Ratio" defined as the aggregate of unrestricted cash, unrestricted marketable securities and receivables convertible into cash, to include the amount due from

          Borrower's factor without offset for any advances due to the factor, divided by total current liabilities.  For the purposes of this calculation, "current liabilities" shall include the amount due to the factor for advances without offset for any amounts due Borrower from the factor.

               (e)  Net income after taxes not less than $4,000,000.00 on an annual basis, determined as of each fiscal year end, and not less than $2,000,000.00 on a year-to-date basis, determined as of the end of the second fiscal quarter of each fiscal year.

               SECTION 4.10.  NOTICE TO BANK.  Promptly (but in no event

          more than ten (10) days after the occurrence of each such event or matter) give written notice to Bank in reasonable detail of:

          (a) the occurrence of any Event of Default, or any condition,

          event or act which with the giving of notice or the passage of time or both would constitute an Event of Default; (b) any change in the name of Borrower; (c) the occurrence and nature of any Reportable Event or Prohibited Transaction, each as defined in ERISA, or any funding deficiency with respect to any

          Plan; (d) any termination or cancellation of any insurance policy which Borrower is required to maintain, or any uninsured or partially uninsured loss through liability or property

          damage, or through fire, theft or any other cause affecting

          Borrower's property in excess of an aggregate of $500,000.00;

          (e) the establishment by Borrower of any new factoring relationship; (f) any amendment or restatement of, default under or termination of any factoring agreement to which

          Borrower is a party; or (g) any time Borrower's outstanding borrowings from its factor exceed TEN MILLION DOLLARS

          ($10,000,000.00) in the aggregate.



                                     ARTICLE V

                                 NEGATIVE COVENANTS

               Borrower further covenants that so long as Bank remains

          committed to extend credit to Borrower pursuant hereto, or any liabilities (whether direct or contingent, liquidated or

          unliquidated) of Borrower to Bank under any of the Loan

          Documents remain outstanding, and until payment in full of all obligations of Borrower subject hereto, Borrower will not

          without Bank's prior written consent:

               SECTION 5.1.   USE OF FUNDS.  Use any of the proceeds of

          any credit extended hereunder except for the purposes stated in

          Article I hereof.

               SECTION 5.2.   CAPITAL EXPENDITURES.  Make any additional

          investment in fixed assets in any fiscal year in excess of an aggregate of $5,500,000.00.

               SECTION 5.3.   OTHER INDEBTEDNESS.  Create, incur, assume

          or permit to exist any indebtedness or liabilities resulting from borrowings, whether secured or unsecured, matured or

          unmatured, liquidated or unliquidated, joint or several, except for (a) the liabilities of Borrower to Bank, (b) any other liabilities of Borrower existing as of, and disclosed by

          Borrower to Bank in writing prior to, the date hereof,

          (c) borrowings hereafter from Borrower's factor, and (d) the indebtedness evidenced by the S Corporation Notes as defined in

          Section 5.7 below.

               SECTION 5.4.   MERGER, CONSOLIDATION, TRANSFER OF ASSETS.

           Merge into or consolidate with any other entity; make any

          substantial change in the nature of Borrower's business as conducted as of the date hereof (adding complementary product lines shall not be deemed a change in the nature of Borrower's business); acquire all or substantially all of the assets of any other entity; nor sell, lease, transfer or otherwise

          dispose of all or a substantial or material portion of

          Borrower's assets except in the ordinary course of its

          business.

               SECTION 5.5.   GUARANTIES.  Guarantee or become liable in

          any way as surety, endorser (other than as endorser of

          negotiable instruments for deposit or collection in the

          ordinary course of business), accommodation endorser or

          otherwise for, nor pledge or hypothecate any assets of Borrower as security for, any liabilities or obligations of any other person or entity, except for (a) any of the foregoing in favor of Bank, and (b) any of the foregoing in favor of persons or entities other Bank which do not exceed ONE HUNDRED THOUSAND

          DOLLARS ($100,000.00) in the aggregate at any time for all of the foregoing combined.

               SECTION 5.6.   LOANS, ADVANCES, INVESTMENTS.  Make any

          loans or advances to or investments in any person or entity,

          except for loans, advances and investments which do not exceed

          TWO HUNDRED THOUSAND DOLLARS ($200,000.00) in the aggregate at any time for all such loans, advances and investments combined.

               SECTION 5.7.   DIVIDENDS, DISTRIBUTIONS.  Declare or pay

          any dividend or distribution either in cash, stock or any other property on Borrower's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire any shares of any class of Borrower's stock now or hereafter outstanding;

          provided, however, that nothing in this Section 5.7 shall

          prohibit Borrower from (a) declaring prior to the closing of the IPO a final S corporation distribution in an amount equal to all of its and its predecessors' previously earned and

          undistributed taxable S corporation earnings through the date of termination of Borrower's S corporation status, (b) paying such distribution prior to the closing of the IPO in the form of a note or notes (collectively, "S Corporation Notes"), and

          (c) repaying the S Corporation Notes with a portion of the net proceeds of the IPO.

               SECTION 5.8.   PLEDGE OF ASSETS.  Mortgage, pledge, grant

          or permit to exist a security interest in, or lien upon, all or any portion of Borrower's assets now owned or hereafter

          acquired, except for (a) any, of the foregoing in favor of

          Bank, (b) any of the foregoing which is existing as of, and disclosed by Borrower to Bank in writing prior to, the date hereof; and (c) any security interests granted Borrower's factor in Borrower's accounts receivable, chattel paper,

          contract rights, instruments, documents, general intangibles,

          rights of Borrower as an unpaid seller of inventory, returned or repossessed inventory, reserves and credit balances arising under the factoring agreement, and insurance pertaining to any of the foregoing.



                                     ARTICLE VI

                                 EVENTS OF DEFAULT

               SECTION 6.1.   The occurrence of any of the following

          shall constitute an "Event of Default" under this Agreement:

               (a)  Borrower shall fail to pay within three (3) Business

          Days (as defined in the Line of Credit Note) of the date when due any principal, interest, fees or other amounts payable under any of the Loan Documents.

               (b)  Any financial statement or certificate furnished to

          Bank in connection with, or any representation or warranty made by Borrower or any other party under this Agreement or any other Loan Document shall prove to be incorrect, false or

          misleading in any material respect when furnished or made.

               (c)  Any default in the performance of or compliance with

          any obligation, agreement or other provision contained herein or in any other Loan Document (other than those referred to in subsections (a) and (b) above), and with respect to any such default which by its nature can be cured, such default shall continue for a period of twenty (20) days from its occurrence.

               (d)  Any default in the payment or performance of any

          obligation, or any defined event of default, under the terms of any contract or instrument (other than any of the Loan

          Documents) pursuant to which Borrower has incurred any debt or other liability to any person or entity, including Bank;

          provided, however, that in the case of a default or defined event of default under the terms of indebtedness to a person or entity other than Bank, any cure period applicable thereto has expired and such indebtedness is in excess of $500,000.00,

          individually or in the aggregate for all such defaults by

          Borrower combined.

               (e)  The filing of a notice of judgment lien against

          Borrower; or the recording of any abstract of judgment against

          Borrower in any county in which Borrower has an interest in real property; or the service of a notice of levy and/or of a writ of attachment or execution, or other like process, against the assets of Borrower; or the entry of a judgment against

          Borrower; provided, however, that such judgments, liens,

          levies, writs, executions and other process involve debts of or claims against Borrower in excess of $500,000.00, individually or in the aggregate for all such judgments, liens, levies,

          writs, executions and other process against Borrower combined,

          and within twenty (20) days after the creation thereof, or at least ten (10) days prior to the date on which any assets could be lawfully sold in satisfaction thereof, such debt or claim is not satisfied or stayed pending appeal and insured against in a manner satisfactory to Bank.

               (f)  Borrower shall become insolvent, or shall suffer or

          consent to or apply for the appointment of a receiver, trustee,

          custodian or liquidator of itself or any of its property, or shall generally fail to pay its debts as they become due, or shall make a general assignment for the benefit of creditors;

          Borrower shall file a voluntary petition in bankruptcy, or seeking reorganization, in order to effect a plan or other arrangement with creditors or any other relief under the

          Bankruptcy Reform Act, Title 11 of the United States Code, as

          amended or recodified from time to time ("Bankruptcy Code"), or under any state or Federal law granting relief to debtors,

          whether now or hereafter in effect; or any involuntary petition or proceeding pursuant to the Bankruptcy Code or any other applicable state or Federal law relating to bankruptcy,

          reorganization or other relief for debtors is filed or

          commenced against Borrower, and such involuntary petition or proceeding unopposed or is not dismissed within sixty (60) days of its commencement, or Borrower shall file an answer admitting the jurisdiction of the court and the material allegations of any involuntary petition; or Borrower shall be adjudicated a bankrupt, or an order for relief shall be entered against

          Borrower by any court of competent jurisdiction under the

          Bankruptcy Code or any other applicable state or Federal law relating to bankruptcy, reorganization or other relief for debtors.

               (g)  The death or incapacity of Mossimo Giannulli; or

          Mossimo Giannulli ceases to be active in the senior management of Borrower as its chief executive officer; provided, however,

          that in the event of such death, incapacity or failure of

          Mossimo Giannulli to be active in the senior management of

          Borrower (a "Paragraph (g) Event"), Bank may immediately cease extending credit to Borrower hereunder, but shall not be

          entitled as a result of the Paragraph (g) Event to accelerate the outstanding indebtedness of Borrower to Bank hereunder for ninety (90) days thereafter; provided further, however, that in the case of Mossimo Giannulli's death, if prior to the

          Paragraph (g) Event arising therefrom, Borrower has furnished

          Bank with an assignment of key man life insurance insuring the life of Giannulli Mossimo, in form and substance satisfactory to Bank, in a minimum amount of $10,000,000.00, together with an agreement that the proceeds of such policy shall be used to secure Borrower's obligations to Bank hereunder until such obligations are repaid in accordance herewith, then the

          occurrence of the Paragraph (g) Event arising from such death shall not constitute an Event of Default hereunder.

               (h)  The dissolution or liquidation of Borrower; or

          Borrower, or any of its directors, stockholders or members,

          shall take action seeking to effect the dissolution or

          liquidation of Borrower.

               SECTION 6.2.   REMEDIES.  Upon the occurrence of any Event

          of Default: (a) all indebtedness of Borrower under each of the

          Loan Documents, any term thereof to the contrary notwith-

          standing, shall at Bank's option and without notice become immediately due and payable without presentment, demand,

          protest or notice of dishonor, all of which are hereby

          expressly waived by Borrower; (b) the obligation, if any, of

          Bank to extend any further credit under any of the Loan

          Documents shall immediately cease and terminate; and (c) Bank shall have all rights, powers and remedies available under each of the Loan Documents, or accorded by law, including without limitation the right to resort to any or all security for any credit accommodation from Bank subject hereto and to exercise any or all of the rights of a beneficiary or secured party pursuant to applicable law.  Ail rights, powers and remedies of

          Bank may be exercised at any time by Bank and from time to time after the occurrence of an Event of Default, are cumulative and not exclusive, and shall be in addition to any other rights,

          powers or remedies provided by law or equity.



                                    ARTICLE VII

                                   MISCELLANEOUS

               SECTION 7.1.   NO WAIVER.  No delay, failure or

          discontinuance of Bank in exercising any right, power or remedy under any of the Loan Documents shall affect or operate as a waiver of such right, power or remedy; nor shall any single or partial exercise of any such right, power or remedy preclude,

          waive or otherwise affect any other or further exercise thereof or the exercise of any other right, power or remedy.  Any

          waiver, permit, consent or approval of any kind by Bank of any breach of or default under any of the Loan Documents must be in writing and shall be effective only to the extent set forth in such writing.

               SECTION 7.2.   NOTICES.  All notices, requests and demands

          which any party is required or may desire to give to any other party under any provision of this Agreement must be in writing delivered to each party at the following address:

               BORROWER:      MOSSIMO, INC.
                              Attention: Eric Hohl, CFO
                              5320 Barranca Parkway
                              Irvine, CA 92718

                              Telecopy: (714) 453-0101


               BANK:          WELLS FARGO BANK, NATIONAL ASSOCIATION
                              Attention:  Los Angeles RCBO
                              333 S. Grand Avenue, 3rd Floor
                              Los Angeles, CA 90071

                              Telecopy: (213) 687-3501

          or to such other address as any party may designate by written notice to all other parties.  Each such notice, request and demand shall be deemed given or made as follows:  (a) if sent by hand delivery, upon delivery; (b) if sent by mail, upon the earlier of the date of receipt or three (3) days after deposit in the U.S. mail, first class and postage prepaid; and (c) if sent by telecopy, upon receipt.

               SECTION 7.3.   COSTS, EXPENSES AND ATTORNEYS' FEES.

          Borrower shall pay to Bank immediately upon demand the full amount of all reasonable payments, advances, charges, costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of Bank's in-house counsel), incurred by Bank in connection with (a) the

          negotiation and preparation of this Agreement and the other

          Loan Documents, and the preparation of any amendments and

          waivers hereto and thereto, (b) the enforcement of Bank's

          rights and/or the collection of any amounts which become due to

          Bank under any of the Loan Documents, and (c) the prosecution or defense of any action in any way related to any of the Loan

          Documents, including without limitation, any action for

          declaratory relief, and including any of the foregoing incurred in connection with any bankruptcy proceeding relating to

          Borrower.

               SECTION 7.4.   SUCCESSORS, ASSIGNMENT.  This Agreement

          shall be binding upon and inure to the benefit of the heirs,

          executors, administrators, legal representatives, successors and assigns of the parties; provided however, that Borrower may not assign or transfer its interest hereunder without Bank's prior written consent.  Bank reserves the right to sell,

          assign, transfer, negotiate or grant participations in all or any part of, or any interest in, Bank's rights and benefits under each of the Loan Documents.  In connection therewith,

          Bank may disclose all documents and information which Bank now has or may hereafter acquire relating to any credit extended by

          Bank to Borrower, Borrower or its business, or any collateral required hereunder; provided, however, that any such disclosure of confidential information shall be subject to a written

          confidentiality agreement with the purchaser or assignee upon which Borrower shall be permitted to rely and which shall be reasonably satisfactory to Borrower.  Notwithstanding the

          foregoing, in the event of a sale by Bank of a participating interest hereunder, Bank's obligations under this Agreement to

          Borrower shall remain unchanged, Bank shall remain solely

          responsible for the performance thereof and Borrower may

          continue to deal solely and directly with Bank in connection with Bank's rights and obligations under this Agreement.

               SECTION 7.5.   ENTIRE AGREEMENT; AMENDMENT.  This

          Agreement and the other Loan Documents constitute the entire agreement between Borrower and Bank with respect to any

          extension of credit by Bank subject hereto and supersede all prior negotiations, communications, discussions and

          correspondence concerning the subject matter hereof.  This

          Agreement may be amended or modified only by a written

          instrument executed by each party hereto.

               SECTION 7.6.   NO THIRD PARTY BENEFICIARIES.  This

          Agreement is made and entered into for the sole protection and benefit of the parties hereto and their respective permitted successors and assigns, and no other person or entity shall be a third party beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any other of the Loan Documents to which it is not a party.

               SECTION 7.7.   TIME.  Time is of the essence of each and

          every provision of this Agreement and each other of the Loan

          Documents.

               SECTION 7.8.   SEVERABILITY OF PROVISIONS.  If any

          provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity without

          invalidating the remainder of such provision or any remaining provisions of this Agreement.

               SECTION 7.9.   GOVERNING LAW.  This Agreement shall be

          governed by and construed in accordance with the laws of the

          State of California, except to the extent Bank has greater rights or remedies under Federal law, whether as a national bank or otherwise, in which case such choice of California law shall not be deemed to deprive Bank of any such rights and remedies as may be available under Federal law.

               IN WITNESS WHEREOF, the parties hereto have caused this

          Agreement to be executed as of the day and year first written above.

                                             WELLS FARGO BANK,
          MOSSIMO, INC.                        NATIONAL ASSOCIATION



          By: /s/ Mossimo Giannulli          By: /s/ John A. Strauss
             ---------------------------        -----------------------
          Title: Chief Executive Officer        John A. Strauss
                ------------------------        Vice President
          By: /s/ Eric R. Hohl
             ---------------------------
          Title: Chief Financial Officer
                ------------------------

                                     EXHIBIT A

                           REVOLVING LINE OF CREDIT NOTE


          $10,000,000.00                          Los Angeles, California
                                                        February 27, 1996


               FOR VALUE RECEIVED, the undersigned MOSSIMO, INC. ("Borrower") promises to pay to the order of WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank") at its office at Los Angeles RCBO, 333 S. Grand Avenue, 3rd Floor, Los Angeles, California, or at such other place as the holder hereof may designate, in lawful money of the United States of America and in immediately available funds, the principal sum of Ten Million Dollars ($10,000,000.00), or so much thereof as may be advanced and be outstanding, with interest thereon, to be computed on each advance from the date of its disbursement (computed on the basis of a 360-day year, actual days elapsed) either (i) at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or (ii) at a fixed rate per annum determined by Bank to be two and one-quarter percent (2.25%) above Bank's LIBOR in effect on the first day of the applicable Fixed Rate Term. When interest is determined in relation to the Prime Rate, each change in the rate of interest hereunder shall become effective on the date each Prime Rate change is announced within Bank. With respect to each LIBOR option selected hereunder, Bank is hereby authorized to note the date, principal amount, interest rate and Fixed Rate Term applicable thereto and any payments made thereon on Bank's books and records (either manually or by electronic entry) and/or on any schedule attached to this Note, which notations shall be prima facie evidence of the accuracy of the information noted.

          A.  DEFINITIONS:

               As used herein, the following terms shall have the meanings set forth after each:

               1. "Business Day" means any day except a Saturday, Sunday or any other day, designated as a holiday under Federal or California statute or regulation.

               2. "Fixed Rate Term" means a period commencing on a Business Day and continuing for thirty (30) or sixty (60) days, as designated by Borrower, during which all or a portion of the outstanding principal balance of this Note bears interest determined in relation to Bank's LIBOR; provided however, that no Fixed Rate Term may be selected for a principal amount less than Five Hundred Thousand Dollars ($500,000.00); and provided further, that no Fixed Rate Term shall extend beyond the scheduled maturity date hereof. If any Fixed Rate Term would end on a day which is not a Business Day, then such Fixed Rate Term shall be extended to the next succeeding Business Day.

               3. "LIBOR" means the rate per annum (rounded upward, if necessary, to the nearest whole 1/8 of 1%) and determined pursuant to the following formula:

                                        Base LIBOR
                    LIBOR  =  -------------------------------
                              100% - LIBOR Reserve Percentage

                    (a) "Base LIBOR" means the rate per annum for United States dollar deposits quoted by Bank as the Inter-Bank Market Offered Rate, with the understanding that such rate is quoted by Bank for the purpose of calculating effective rates of interest for loans making reference thereto, on the first day of a Fixed Rate Term for delivery of funds on said date for a period of time approximately equal to the number of days in such Fixed Rate Term and in an amount approximately equal to the principal amount which such Fixed Rate Term applies. Borrower understands and agrees that Bank may base its quotation of the Inter-Bank Market Offered Rate upon such offers or other market indicators of the Inter-Bank Market as Bank in its discretion deems appropriate including, but not limited to, the rate offered for U.S. dollar deposits on the London Inter-Bank Market.

               (b) "LIBOR Reserve Percentage" means the reserve percentage prescribed by the Board of Governors of the Federal Reserve System (or any successor) for "Eurocurrency Liabilities" (as defined in Regulation D of the Federal Reserve Board, as amended), adjusted by Bank for expected changes in such reserve percentage during the applicable Fixed Rate Term.

               4. "Prime Rate" means at any time the rate of interest most recently announced within Bank at its principal office in San Francisco as its Prime Rate, with the understanding that the Prime Rate is one of Bank's base rates and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto, and is evidenced by the recording thereof after its announcement in such internal publication or publications as Bank may designate.

          B.   INTEREST:

               1. PAYMENT OF INTEREST. Interest accrued on this Note shall be payable on the first day of each month, commencing April, 1996; provided however that interest at a fixed rate determined in relation to Bank's LIBOR shall be payable at the end of the Fixed Rate Term applicable thereto.

               2. SELECTION OF INTEREST RATE OPTIONS. At any time any portion of this Note bears interest determined in relation to Bank's LIBOR, it may be continued by Borrower at the end of the Fixed Rate Term applicable thereto so that all or a portion thereof bears interest determined in relation to the Prime Rate or in relation to Bank's LIBOR for a new Fixed Rate Term designated by Borrower. At any time any portion of this Note bears interest determined in relation to the Prime Rate, Borrower may convert all or a portion thereof so that it bears interest determined in relation to Bank's LIBOR for a Fixed Rate Term designated by Borrower. At the time each advance is requested hereunder or Borrower wishes to select the LIBOR option for all or a portion of the outstanding principal balance hereof, and at the end of each Fixed Rate Term, Borrower shall give Bank notice specifying (a) the interest rate option selected by Borrower, (b) the principal amount subject thereto, and (c) if the LIBOR option is selected, the length of the applicable Fixed Rate Term. Any such notice may be given by telephone so long as, with respect to each LIBOR selection, (i) Bank receives written confirmation from Borrower not later than three (3) Business Days after such telephone notice is given, and (ii) such notice is given to Bank prior to 10:00 a.m., California time, on the first day of the Fixed Rate Term. For each LIBOR option requested hereunder, Bank will quote the applicable fixed rate to Borrower at approximately 10:00 a.m., California time, on the first day of the Fixed Rate Term. If Borrower does not immediately accept the rate quoted by Bank, any subsequent acceptance by Borrower shall be subject to a redetermination by Bank of the applicable fixed rate; provided however, that if Borrower fails to accept any such rate by 11:00 a.m., California time, on the Business Day such quotation is given, then the quoted rate shall expire and Bank shall have no obligation to permit a LIBOR option to be selected on such day. If no specific designation of interest is made at the time any advance is requested hereunder or at the end of any Fixed Rate Term, Borrower shall be deemed to have made a Prime Rate interest selection for such advance or the principal amount to which such Fixed Rate Term applied.

               3.   ADDITIONAL LIBOR PROVISIONS.

               (a) If Bank at any time shall determine that for any reason adequate and reasonable means do not exist for ascertaining Bank's LIBOR, then Bank shall promptly give notice thereof to Borrower. If such notice is given and until such notice has been withdrawn by Bank, than (i) no new LIBOR option may be selected by Borrower, and, (ii) any portion of the outstanding principal balance hereof which bears interest determined in relation to Bank's LIBOR, subsequent to the end of the Fixed Rate Term applicable thereto, shall bear interest determined in relation to the Prime Rate.

               (b) If any law, treaty, rule, regulation or determination of a court or governmental authority or any change therein or in the interpretation or application thereof (each, a "Change in Law") shall make it unlawful for Bank (i) to make LIBOR options available hereunder, or (ii) to maintain interest rates based on Bank's LIBOR, then in the former event, any obligation of Bank to make available such unlawful LIBOR options shall immediately be cancelled, and in the latter event, any such unlawful LIBOR-based interest rates then outstanding shall be converted, at Bank's option, so that interest on the portion of the outstanding principal balance subject thereto is determined in relation to the Prime Rate; provided however, that if any such Change in Law shall permit any LIBOR-based interest rates to remain in effect until the expiration of the Fixed Rate Term applicable thereto, then such Permitted LIBOR-based interest rates shall continue in effect until the expiration of such Fixed Rate Term. Upon occurrence of any of the foregoing events, Borrower shall pay to Bank immediately upon demand such amounts as may be necessary to compensate Bank for any fines, fees, charges, penalties or other costs incurred or payable by Bank as a result thereof and which are attributable to any LIBOR options made available to Borrower hereunder, and any reasonable allocation made by Bank among its operations shall be conclusive and binding upon Borrower.

               (c) If any Change in Law or compliance by Bank with any request or directive (whether or not having the force of law) from any central bank or other governmental authority shall:

               (i) subject Bank to any tax, duty or other charge with respect to any LIBOR options, or change the basis of taxation of payments to Bank of principal, interest, fees or any other amount payable hereunder (except for changes in the rate of tax on the overall net income of Bank); or

              (ii) impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, deposits or other liabilities in or for the account of, advances or loans by, or any other acquisition of funds by any office of Bank; or

             (iii)  impose on Bank any other condition;

          and the result of any of the foregoing is to increase the cost to Bank of making, renewing or maintaining any LIBOR options hereunder and/or to reduce any amount receivable by Bank in connection therewith, then in any such case, Borrower shall pay to Bank immediately upon demand such amounts as may be necessary to compensate Bank for any additional costs incurred by Bank and/or reductions in amounts received by Bank which are attributable to such LIBOR options. In determining which costs incurred by Bank and/or reductions in amounts received by Bank are attributable to any LIBOR options made available to Borrower hereunder, any reasonable allocation made by Bank among its operations shall be conclusive and binding upon Borrower.

               4. DEFAULT INTEREST. From and after the maturity date of this Note, or such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise, the outstanding principal balance of this Note shall bear interest until paid in full at an increased rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to two percent (2%) above the rate of interest from time to time applicable to this Note.

          C.   BORROWING AND REPAYMENT:

               1. BORROWING AND REPAYMENT. Borrower may from time to time during the term of this Note borrow, partially or repay its outstanding borrowings, and reborrow, subject to all of the limitations terms and conditions of this Note and of any document executed in connection with or governing this Note; provided however, that the total outstanding borrowings under this Note shall not at any time exceed the principal amount stated above. The unpaid principal balance of this obligation at any time shall be the total amounts advanced hereunder by the holder hereof less the amount of principal payments made hereon by or for any Borrower, which balance may be endorsed hereon from time to time by the holder. The outstanding principal balance of this Note shall be due and payable in full on April 1, 1997.

               2. ADVANCES. Advances hereunder, to the total amount of the principal sum stated above, may be made by the holder at the oral or written request of (a) Mossimo Giannulli or Eric Hohl, any one acting alone, who are authorized to request advances and direct the disposition of any advances until written notice of the revocation of such authority is received by the holder at the office designated above, or (b) any person, with respect to advances deposited to the credit of any account of any Borrower with the holder, which advances, when so deposited, shall be conclusively presumed to have been made to or for the benefit of each Borrower regardless of the fact that persons other than those authorized to request advances may have authority to draw against such account. The holder shall have no obligation to determine whether any person requesting an advance is or has been authorized by any Borrower.

               3. APPLICATION OF PAYMENTS. Each payment made on this Note shall be credited first, to any interest then due and second, to the outstanding principal balance hereof. All payments credited to principal shall be applied first, to the outstanding principal balance of this Note which bears interest determined in relation to the Prime Rate, if any, and second, to the outstanding principal balance of this Note which bears interest determined in relation to Bank's LIBOR. In the event there is more than one outstanding Fixed Rate Term at the time such payments are to be applied to the outstanding principal balance of this Note which bears interest determined in relation to Bank's LIBOR, then such payments shall be applied to such Fixed Rate Terms in such order as may be designated by Borrower at the time such payments are made. In the absence of such a designation by Borrower, such payments shall be applied to the oldest Fixed Rate Term first.

               4.   PREPAYMENT.

               (a) PRIME RATE. Borrower may prepay principal on any portion of this Note which bears interest determined in relation to the Prime Rate at any time, in any amount and without penalty.

               (b) LIBOR. Borrower may prepay principal on any portion of this Note which bears interest determined in relation to Bank's LIBOR at any time and in the minimum amount of One Hundred Thousand Dollars ($100,000.00); provided however, that if the outstanding principal balance of such portion of this
          Note is less than said amount, the minimum prepayment amount shall be the entire outstanding principal balance thereof. In consideration of Bank providing this prepayment option to Borrower, or if any such portion of this Note shall become due and payable at any time prior to the last day of the Fixed Rate Term applicable thereto by acceleration or otherwise, Borrower shall pay to Bank immediately upon demand a fee which is the sum of the discounted monthly differences for each month from the month of prepayment through the month in which such Fixed Rate Term matures, calculated as follows for each such month:

               (i) DETERMINE the amount of interest which would have accrued each month on the amount prepaid at the interest rate applicable to such amount had it remained outstanding until the last day of the Fixed Rate Term applicable thereto.

              (ii) SUBTRACT from the amount determined in (i) above the amount of interest which would have accrued for the same month on the amount prepaid for the remaining term of such Fixed Rate Term at Bank's LIBOR in effect on the date of prepayment for new loans made for such term and in a principal amount equal to the amount prepaid.

             (iii) If the result obtained in (ii) for any month is greater than zero, discount that difference by Bank's LIBOR used in (ii) above.

          Borrower acknowledges that prepayment of such amount may result in Bank incurring additional costs, expenses and/or liabilities, and that it is difficult to ascertain the full extent of such costs, expenses and/or liabilities. Borrower, therefore, agrees to pay the above-described prepayment fee and agrees that said amount represents a reasonable estimate of the prepayment costs, expenses and/or liabilities of Bank. If Borrower fails to pay any prepayment fee when due, the amount of such prepayment fee shall thereafter bear interest until paid at a rate per annum two percent (2%) above the Prime Rate in effect from time to time (computed on the basis of a 360-day year, actual days elapsed).

          D.  EVENTS OF DEFAULT:

               This Note is made pursuant to and is subject to the terms and conditions of that certain Credit Agreement between Borrower and Bank dated as of February 27, 1996, as amended from time to time (the."Credit Agreement"). Any default in the payment or performance of any obligation under this Note, or any defined event of default under the Credit Agreement, shall constitute an "Event of Default" under this Note.

          E.   MISCELLANEOUS:

               1. Upon the occurrence of any Event of Default, the holder of this Note, at the holder's option, may declare all sums of principal and interest outstanding hereunder to be immediately due and payable without presentment, demand, protest or notice of dishonor, all of which are expressly waived by Borrower, and the obligation, if any, of the holder to extend any further credit hereunder shall immediately cease and terminate. Borrower shall pay to the holder immediately upon demand the full amount of all reasonable payments, advances, charges, costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of the holder's in-house counsel), incurred by the holder in connection with the enforcement of the holder's rights and/or the collection of any amounts which become due to the holder under this Note, and the prosecution or defense of any action in any way related to this Note, including without limitation, any action for declaratory relief, and including any of the foregoing incurred in connection with any bankruptcy proceeding relating to Borrower.

               2. GOVERNING LAW. This Note shall be governed by and construed in accordance with the laws of the State of California, except to the extent Bank has greater rights or remedies under Federal law, whether as a national bank or otherwise, in which case such choice of California law shall not be deemed to deprive Bank of any such rights and remedies as may be available under Federal law.

          MOSSIMO, INC.

          By:  Do Not Sign
               -----------------------------
          Title:
                 ---------------------------
          By:  Do Not Sign
               -----------------------------
          Title:
                ----------------------------

                                       EXHIBIT 11

                                     MOSSIMO, INC.

                          COMPUTATION OF NET INCOME PER SHARE

                         (in thousands, except per share data)


                                                         Three Months Ended
                                                           March 31, 1996
                                                         -----------------

            Weighted average shares outstanding
              during the period                               13,835

            Dilutive effect of stock options                     139

            Equivalent shares issuable for the
              outstanding S distribution note                      8
                                                             -------
                                                              13,982
                                                             =======
            Pro forma net income for primary
              income per share                              $  3,970
                                                             =======

            Pro forma net income per share                  $    .28
                                                             =======