Form 10-Q
period 1996-06-30
MOSSIMO INC
filed 1996-08-14
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

      (X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

      For the Quarterly Period Ended June 30, 1996

                                         or

      (  )  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

      For the Transition Period From ____________ To _____________

                        Commission File Number: 1-14208

                                    MOSSIMO, INC.

               (Exact name of Registrant as specified in its charter)

                  Delaware                              33-0684524
      -------------------------------           ------------------------
      (State or other jurisdiction of           (I.R.S. Employer ID No.)
      incorporation or organization)



            15320 Barranca Parkway
              Irvine, California                            92618
            ----------------------                       ---------
            (Address of principal                        (Zip Code)
             executive offices)

                                   (714) 453-1300
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes..X..                No .....

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Common Stock, par value                   15,000,000
            $.001 per share            (Outstanding on August 12, 1996)
                (Class)

                              Exhibit Index on Page 18

                                    MOSSIMO, INC.

                                 INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Balance Sheets as of December 31, 1995
and June 30, 1996 (unaudited)................................................3

Statements of Income for the three month and six month
periods ended June 30, 1995 and 1996 (unaudited).............................4

Statements of Cash Flows for the six month
periods ended June 30, 1995 and 1996 (unaudited).............................5

Notes to Financial Statements............................................... 7

ITEM 2 - Management's Discussion and Analysis of Results
of Operations and Financial Condition........................................9


PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K...................................16


SIGNATURES..................................................................17


EXHIBIT INDEX...............................................................18


EXHIBITS....................................................................19

                                     MOSSIMO, INC.
                                    BALANCE SHEETS
                                    (in thousands)
                                      (unaudited)

                                        ASSETS
                                                 DECEMBER 31        JUNE 30,
                                                    1995              1996
                                                 -----------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                         $   481         $ 7,205
  Accounts receivable, net                              844           3,366
  Due from factor                                     3,255          15,322
  Royalties receivable                                  683             595
  Inventories                                         9,773          15,911
  Prepaid expenses                                      588           1,275
  Deferred taxes                                       --               700
                                                    -------         -------
      Total current assets                           15,624          44,374

PROPERTY AND EQUIPMENT, net                           1,420           1,923
OTHER ASSETS                                            118             246
                                                    -------         -------
                                                    $17,162         $46,543
                                                    =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                  $ 2,032         $ 2,654
  Accrued liabilities                                   887           3,516
  Income taxes payable                                    6           1,365
  Current portion of deferred rent                       28              34
  Current portion of long-term debt                      26              43
  Current portion of capital lease obligations           24              50
  S distribution note                                  --               150
                                                    -------         -------
      Total current liabilities                       3,003           7,812
DEFERRED RENT, net of current portion                    94              78
LONG-TERM DEBT, net of current portion                   17              38
CAPITAL LEASE OBLIGATIONS, net of current portion        13              13
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized
      shares 3,000,000, no shares issued or
      outstanding                                      --              --
  Common stock, par value $.001; authorized
      shares 30,000,000, issued and outstanding
      13,000,000 and 15,000,000 shares                   13              15
  Additional paid-in capital                          1,187          31,703
  Retained earnings                                  12,835           6,884
                                                    -------         -------
                                                     14,035          38,602
                                                    -------         -------
                                                    $17,162         $46,543
                                                    =======         =======

                 See accompanying notes to financial statements

                      MOSSIMO, INC. - STATEMENTS OF INCOME
                (in thousands, except per share data) (unaudited)
                                         For The Three Months    For the Six Months
                                            Ended June 30,          Ended June 30,
                                         --------------------    ------------------
                                           1996        1995        1996        1995
                                          ------      ------      ------      ------
NET SALES                                $ 25,601    $ 18,196    $ 50,002    $ 34,989
COST OF SALES                              14,503      10,233      28,376      19,176
                                         --------    --------    --------    --------
GROSS PROFIT                               11,098       7,963      21,626      15,813
ROYALTY INCOME                                911         871       2,193       1,929
                                         --------    --------    --------    --------
                                           12,009       8,834      23,819      17,742
OPERATING EXPENSES
  General and administrative                1,940       1,467       3,619       2,790
  Selling                                   2,065       1,273       4,293       2,649
  Marketing                                 1,043         558       1,705       1,103
  Design                                      432         208         885         410
                                         --------    --------    --------    --------
                                            5,480       3,506      10,502       6,952
                                         --------    --------    --------    --------
OPERATING INCOME                            6,529       5,328      13,317      10,790
OTHER EXPENSE (INCOME):
  Interest expense                           (109)         53         (47)         24
  Other                                         1         (51)         (1)        (51)
                                         --------    --------    --------    --------
                                             (108)          2         (48)        (27)
                                         --------    --------    --------    --------
INCOME BEFORE TAXES                         6,637       5,326      13,365      10,817
PROVISION FOR INCOME TAXES                  2,671          81       3,581         178
                                         --------    --------    --------    --------
NET INCOME                               $  3,966    $  5,245    $  9,784    $ 10,639
                                         ========    ========    ========    ========
NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARES                  0.26
                                         ========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                              15,210
                                         ========
PRO FORMA DATA
  Historical income before provision
   for income taxes                                  $  5,326      13,365    $ 10,817
  Pro forma provision for income taxes                  2,169       5,429       4,407
                                                     --------    --------    --------
PRO FORMA NET INCOME                                 $  3,157    $  7,936    $  6,410
                                                     ========    ========    ========
PRO FORMA NET INCOME PER COMMON
  AND COMMON EQUIVALENT SHARE                        $   0.24    $   0.54    $   0.49
                                                     ========    ========    ========
PRO FORMA WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                            13,000      14,601      13,000
                                                     ========    ========    ========

                   See accompanying notes to financial statements

                                     MOSSIMO, INC.
                               STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1996
                                    (in thousands)
                                      (unaudited)
                                                       1995            1996
CASH FLOWS FROM OPERATING ACTIVITIES:                 -------         -------
  Net income                                         $ 10,639        $  9,784
  Adjustment to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                          158             233
   Loss on disposition of property and
    equipment                                               5               2
   Deferred rent                                         (108)            (10)
   Provision for doubtful receivables                     107              36
  Changes in:
   Accounts receivable                                   (442)         (2,522)
   Due from factor                                       (186)         (8,330)
   Royalties receivable                                   (25)             88
   Inventories                                         (3,136)         (6,138)
   Prepaid expenses                                         0            (687)
   Other assets                                           (63)           (128)
   Accounts payable                                       989             622
   Accrued liabilities                                    228           2,630
  Income taxes payable                                     24             659
                                                     --------        --------
   Net cash provided (used) by
    operating activities                                8,190          (3,761)
                                                     ========        ========
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisition of property and
   equipment                                             (409)           (638)
  Proceeds from disposition of property
   and equipment                                           96               0
                                                     --------        --------
   Net cash used by investing activities                 (313)           (638)
                                                     ========        ========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (18)            (17)
  Proceeds from note payable                               12               0
  Repayment of capital lease obligations                  (20)            (19)
  Net change in factor advances                             0          (3,773)
  Dividends paid                                       (7,801)        (17,208)
  Net proceeds from issuance of common stock                0          32,140
  Repayment of note payable to stockholder               (225)              0
                                                     --------        --------
   Net cash (used) provided by financing
   activities                                          (8,052)         11,123
                                                     ========        ========
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (175)          6,724
CASH AND CASH EQUIVALENTS,
 beginning of period                                      407             481
                                                     --------        --------
CASH AND CASH EQUIVALENTS, end of period             $    232        $  7,205
                                                     ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for:
  Interest                                           $     40        $    131
                                                     ========        ========

  Income taxes                                       $    111        $  2,913
                                                     ========        ========


SCHEDULE OF NONCASH INVESTING AND FINANCING
  TRANSACTIONS:
   Contractual obligations incurred for
    the acquisition of equipment                     $     20        $    100
                                                     ========        ========

  S distribution note payable to
   stockholder                                       $      0        $    150
                                                     ========        ========




































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

In the opinion of management, the financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the balance sheets as of December 31, 1995 and June 30, 1996, the statements of income for the three month and six month periods ended June 30, 1995 and 1996, and the statements of cash flows for the six month periods ended June 30, 1995 and 1996. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996.

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

5.       Stockholders' Equity
         --------------------
In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholder $17.2 million representing previously earned and undistributed taxable S corporation earnings as of February 27, 1996 in the form of promissory notes (S distribution notes). The estimated remaining amount payable to stockholder for previously earned and undistributed taxable S corporation earnings under the S distribution notes was $150,000 at June 30, 1996.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's Registration Statement on Form S-1 (33-80597) declared effective by the SEC on February 21, 1996.


Results of operations
- ---------------------
         The following table sets forth pro forma operating results (as a percentage of net sales), for the periods indicated. Pro forma operations reflect adjustments to historical operating results for federal and state income taxes as if the Company had been taxed as a C Corporation rather than an S Corporation.


                                         Three Month Period                            Six Month Period
                                           Ended June 30,                               Ended June 30,
                                         ------------------                            ----------------
                                           (in thousands)                               (in thousands)
                                     1995                  1996                  1995                   1996
                                     ----                  ----                  ----                   ----
Net Sales                     $18,196   100.0%      $25,601   100.0%      $34,989    100.0       $50,002    100.0
Cost of Sales                  10,233    56.2        14,503    56.7        19,176     54.8        28,376     56.7
                               ------   -----        ------   -----        ------    -----        ------    -----
Gross Profit                    7,963    43.8        11,098    43.3        15,813     45.2        21,626     43.3

Royalty Income                    871     4.8           911     3.6         1,929      5.5         2,193      4.4

Operating Expenses:
  General and administrative    1,467     8.1         1,940     7.6         2,790      8.0         3,619      7.2
  Selling                       1,273     7.0         2,065     8.1         2,649      7.6         4,293      8.6
  Marketing                       558     3.1         1,043     4.1         1,103      3.2         1,705      3.4
  Design                          208     1.1           432     1.6           410      1.1           885      1.8
                               ------   -----        ------   -----        ------    -----        ------    -----
                                3,506    19.3         5,480    21.4         6,952     19.9        10,502     21.0
                               ------   -----        ------   -----        ------    -----        ------    -----

Operating Income                5,328    29.3         6,529    25.5        10,790     30.8        13,317     26.7

Other Expense (Income)              2    (0.0)         (108)   (0.4)          (27)    (0.1)          (48)    (0.1)
                               ------   -----        ------   -----        ------    -----        ------    -----
Income Before Income Taxes      5,326    29.3         6,637    25.9        10,817     30.9        13,365     26.8

Provision for Income Taxes         81     0.4         2,671    10.4           178      0.5         3,581      7.2
                               ------   -----        ------   -----        ------    -----        ------    -----

Net Income                    $ 5,245    28.8       $ 3,966    15.5       $10,639     30.4       $ 9,784     19.6
                               ======   =====        ======   =====        ======    =====        ======    =====

Pro Forma Provision for
  Income Taxes                  2,169    12.0                               4,407     12.6         5,429     10.9
                              -------   -----                             -------    -----       -------    -----
Pro Forma Net Income          $ 3,157    17.3                             $ 6,410     18.3       $ 7,936     15.9
                              =======   =====                             =======    =====       =======    =====

Three Months Ended June 30, 1996 and 1995
- ------------------------------------------
            Net sales increased 40.7% to $25.6 million in 1996 from $18.2 million in 1995, an increase of $7.4 million. The Company's increase in net sales was principally driven by increased sales to new and existing wholesale customers as they expanded their purchases to include a more complete line of Mossimo products. Men's activewear represented approximately 50.3% of the Company's net sales in 1996. Activewear net sales increased approximately 4.3% over men's activewear net sales in 1995. Men's sportswear represented approximately 35.1% of the Company's net sales in 1996. Net sales in 1996 increased approximately 103.5% over such sales in 1995, primarily as a result of increased sales of knit shirts, woven shirts and denim. Net sales of the Company's eyewear increased approximately 51.4% to $1.0 million in 1996 from $669,000 in the comparable period in 1995. Net sales of the Company's women's sportswear lines, sold in a test delivery to stores during this period, increased from $152,000 in 1995 to $2.6 million in 1996 primarily as a result of increased sales of denim and related products.

            Gross profit increased to $11.1 million in 1996 from $8.0 million in 1995. Gross profit as a percentage of net sales decreased to 43.3% in 1996, from 43.8% in 1995. The decrease resulted primarily from a change in the mix of sales with sportswear representing a higher percentage of sales in 1996 than in 1995.

            Royalty income increased 4.8% to $911,000 in 1996 from $871,000 in 1995, primarily due to increased sales by the Company's women's swimwear and bodywear licensee. The Company did not offset expenses against royalty income prior to 1996. The Company offset $46,000 of expenses against royalty income in the second quarter of 1996.

            Operating expenses increased to $5.5 million in 1996 from $3.5 million in 1995. Operating expenses increased in all categories. Selling expense increased to $2.1 million in 1996 from $1.3 million in 1995 primarily as a result of commissions on higher levels of sales, the addition of women's sales representatives who were salaried rather than paid on commission and the opening of two new showrooms. Increases in general and administrative ($1.9 million in 1996 compared to $1.5 million in 1995), marketing ($1.0 million in 1996 compared to $558,000 in 1995) and design ($432,000 in 1996 compared to $208,000 in 1995)
reflect in part increases in staffing levels necessary to manage higher levels of net sales and the expansion of the Company's product offerings, including men's and women's sportswear, and the Company's new advertising campaign. The costs of such campaign for 1996 were concentrated in the first two quarters of that year. Operating expenses as a percentage of net sales increased from 19.3% in 1995 to 21.4% in 1996.

            Interest income increased to $109,000 in 1996 compared to an expense of $53,000 in 1995. The increase was attributable to interest earned on investment of cash generated from the Company's initial public offering in short-term municipal securities.

            Due to the Company's conversion to a C corporation in 1996, the provision for income taxes increased from $81,000 in the 1995 period to $2.7 million in the 1996 period.


Six Months Ended June 30, 1996 and 1995
- ------------------------------------------
            Net sales increased 42.9% to $50.0 million in 1996 from $35.0 million in 1995. The Company's increase in net sales was principally driven by increased sales to new and existing wholesale customers as they expanded their purchases to include a more complete line of Mossimo products. Men's activewear represented approximately 51.9% of the Company's net sales in 1996. Activewear net sales increased approximately 10.3% over men's activewear net sales in 1995. Men's sportswear represented approximately 38.7% of the Company's net sales in 1996. Net sales in 1996 increased approximately 106.7% over such sales in 1995, primarily as a result of increased sales of knit shirts, woven shirts and denim. Net sales of the Company's eyewear increased approximately 40.4% to $1.6 million in 1996 from $1.1 million in the comparable period in 1995. Net sales of the Company's women's sportswear line, sold in a test delivery to stores during the second quarter of 1996, increased from $428,000 in 1995 to $2.7 million in 1996 primarily as a result of increased sales of denim and related products.

            Gross profit increased to $21.6 million in 1996 from $15.8 million in 1995. Gross profit as a percentage of net sales decreased to 43.3% in 1996, from 45.2% in 1995. The decrease resulted primarily from a change in the mix of sales with men's and women's sportswear representing a higher percentage of sales in 1996 than in 1995.

            Royalty income increased 13.7% to $2.2 million in 1996 from $1.9 million in 1995, primarily due to increased sales by the Company's women's swimwear and bodywear licensee and, to a lesser extent, increased sales by the Company's Canadian licensee.

            Operating expenses increased to $10.5 million in 1996 from $7.0 million in 1995. Operating expenses increased in all categories. Selling expense increased to $4.3 million in 1996 from $2.6 million in 1995 primarily as a result of commissions on higher levels of sales and the addition of women's sales representatives who are salaried rather than paid on commission. Increases in general and administrative ($3.6 million in 1996 compared to $2.8 million in 1995), marketing ($1.7 million in 1996 compared to $1.1 million in 1995) and design ($885,000 in 1996 compared to $410,000 in 1995) reflect in part increases in staffing levels necessary to manage higher levels of net sales and the expansion of the Company's product offerings, including men's and women's sportswear, and the Company's new advertising campaign. The costs of such campaign for 1996 were concentrated in the first two quarters of that year. Operating expenses as a percentage of net sales increased from 19.9% in 1995 to 21.0% in 1996.

            Interest income increased to $47,000 in 1996 compared to an expense of $24,000 in 1995. The increase was attributable to interest earned on investment of cash generated from the Company's and initial public offering in short-term municipal securities.

            Due to the Company's conversion to a C corporation in 1996, the provision for income taxes increased from $178,000 in the 1995 period to $3.6 million in the 1996 period.

Liquidity and Capital Resources
- -------------------------------
            Historically, the Company has relied primarily upon internally generated funds supplemented by borrowings as needed to finance its operations and make distributions to its stockholder. Cash used by operating activities (including changes in amounts due to or from its factor) totaled $3.8 million in the 1996 period and cash provided by operating activities totaled $8.2 million in the 1995 period. This change reflects increases in inventory, accounts receivable and amounts due from factor resulting from increased offerings of men's and women's sportswear, the opening of a new account at the end of the second quarter with a new retail customer and no debt to set off against amounts due from factor, respectively. Cash used by the Company's investing activities totaled $638,000 and $313,000 in the 1996 and 1995 periods, respectively, primarily for the purchase of property and equipment. Cash provided by financing activities in 1996 totaled $11.1 million, principally reflecting the net proceeds of the sale of the common stock in the Company's initial public offering less dividends paid to its stockholder prior to such offering. Cash used by financing activities in 1995 totaled $8.1 million. At June 30, 1996, the Company had working capital of $36.5 million.

            Capital expenditures totaled $638,000 and $409,000 in the 1996 and 1995 periods, respectively. Capital expenditures in 1996 primarily included funds for construction of additional in-store shops.

            In May 1996, the Company entered into a 10 year lease for its new headquarters and distribution facility in Irvine, California which it expects to occupy in the first or second quarter of 1997. The Company anticipates that it will incur approximately $2.5 million in capital expenditures in connection with such facility primarily for tenant improvements and equipment.

            In June 1996, the Company formed a wholly-owned subsidiary, Giannico, Inc. ("Giannico"), which will be engaged in the screen printing of tee shirts. The Company anticipates that it will incur approximately $400,000 in capital expenditures in connection with the formation and operation of Giannico over the next 5 month period. The Company intends to finance its capital expenditures with a combination of proceeds from its initial public offering, cash generated from operations and lessor financing.

            Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor which assumes the credit risk with respect to collection of such accounts. The factor pays the Company the receivable amount after the factor receives payment from the Company's customer or, if earlier, shortly following the bankruptcy or insolvency of the customer or when the receivable becomes 120 days past due. The Company may request advances against a percentage, determined by the factor, of the qualifying accounts receivable factored at any time before their maturity date. The factor charges a commission on the net sales factored and interest at a negotiated rate over prime on advances. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves a sale to a customer and the Company decides to proceed with the sale, the Company may factor or retain the receivable but will bear the credit risk in either case. In addition, the Company does not factor receivables from certain accounts at its election. The amount of receivables for which the Company bore the credit risk was $4.2 million at June 30, 1996 and $1.4 million at December 31, 1995. The increase is the result of the Company's sales to a new retail customer, with respect to which the Company's factor did not assume the credit risk, and an increase in royalties. The factoring agreement can be terminated at any time by the factor upon 180 days prior notice. Advances on accounts sold to the factor are payable on demand. The factoring agreement includes a letter of credit facility. All obligations under the factoring agreement are collateralized by the Company's inventory. The Company also has an unsecured $10 million line of credit from a bank to supplement the liquidity provided by the factoring agreement. There were no outstanding borrowings under the line of credit at June 30, 1996. Such credit agreement requires the maintenance of various financial levels and ratios, which could limit amounts available to be borrowed under the line.

            By reason of the Company's treatment as an S corporation for federal and state income tax purposes, the Company historically has provided to its principal stockholder funds for the payment of income taxes on the earnings of the Company. In addition, the Company has historically paid dividends to its principal stockholder to provide a return on investment. In connection with its initial public offering, the Company's S corporation status was terminated and the Company declared the final S corporation distribution of its previously undistributed earnings. For the six months ended June 30, 1996, the Company paid dividends, including amounts attributable to the payment of taxes and the final S corporation distribution of $17.2 million. All such payments were in the first quarter of 1996. For the foreseeable future, earnings will be retained in the operations of the business.

            The Company believes that funds generated from operations, the net proceeds of its initial public offering and available borrowing sources will be sufficient to meet operating needs and capital expenditures for the next 12 months.

Seasonality
- -----------
            The Company's business is impacted by the general seasonal trends that are characteristic of the apparel industry. However, due primarily to the significant growth that the Company has experienced, quarterly sales and profit trends have not reflected the normal apparel industry seasonality. During 1996 and in future years, the Company expects that its sales may reflect greater seasonal trends as its growth rate moderates and as men's and women's sportswear become a larger percentage of apparel sales.

Impact of Recent Accounting Pronouncements
- ------------------------------------------
            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.

                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are included herein:

            3.1   Certificate of Incorporation of the Company<F*>

            3.2   Bylaws of the Company<F*>

            10.1 Lease dated May 3, 1996 between Mossimo, Inc. and The Irvine Company

            11    Computation of Earnings per Common Share

            27    Financial Data Schedule

[FN]
<F*>  (Incorporated by reference from the Company's Registration
      Statement on Form S-1, File Number 33-80597)

      (b) Reports on Form 8-K

      The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      August 14, 1996               Mossimo, Inc.



                                    /s/ Mossimo Giannulli
                                    --------------------------------
                                    Mossimo Giannulli
                                    Chairman of the Board,
                                    Chief Executive Officer,
                                    President (authorized officer)


      August 14, 1996

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

                               INDEX TO EXHIBITS


                                                                   Sequential
Exhibit                                                               Page
Number         Description                                           Number
- --------------------------------------------------------------------------------
3.1   Articles of Incorporation of the Company<F*>

3.2   Bylaws of the Company<F*>

10.1  Lease dated May 3, 1996 between Mossimo, Inc.
      and The Irvine Company                                            19

11    Computation of Earnings per Common Share                          87

27    Financial Data Schedule                                           88


[FN]
<F*>  (Incorporated by reference from the Company's
      Registration Statement on Form S-1, File
      Number 33-80597)

                                INDUSTRIAL LEASE
                              (Single Tenant; Net)



                                     BETWEEN



                               THE IRVINE COMPANY



                                       AND



                                  MOSSIMO, INC.

                                TABLE OF CONTENTS

                                                                       Page

     ARTICLE I.     BASIC LEASE PROVISIONS . . . . . . . . . . . . . .    1

     ARTICLE II.    PREMISES . . . . . . . . . . . . . . . . . . . . .    2

          SECTION 2.1.   LEASED PREMISES . . . . . . . . . . . . . . .    2
          SECTION 2.2.   ACCEPTANCE OF PREMISES  . . . . . . . . . . .    3
          SECTION 2.3.   BUILDING NAME AND ADDRESS . . . . . . . . . .    3

     ARTICLE III.   TERM . . . . . . . . . . . . . . . . . . . . . . .    3

          SECTION 3.1.   GENERAL . . . . . . . . . . . . . . . . . . .    3
          SECTION 3.2.   DELAY IN POSSESSION . . . . . . . . . . . . .    4

     ARTICLE IV.    RENT AND OPERATING EXPENSES  . . . . . . . . . . .    4

          SECTION 4.1.   BASIC RENT  . . . . . . . . . . . . . . . . .    4
          SECTION 4.2.   OPERATING EXPENSES  . . . . . . . . . . . . .    5
          SECTION 4.3.   SECURITY DEPOSIT  . . . . . . . . . . . . . .    7

     ARTICLE V.     USES . . . . . . . . . . . . . . . . . . . . . . .    8

          SECTION 5.1.   USE . . . . . . . . . . . . . . . . . . . . .    8
          SECTION 5.2.   SIGNS . . . . . . . . . . . . . . . . . . . .    8
          SECTION 5.3.   HAZARDOUS MATERIALS . . . . . . . . . . . . .    9

     ARTICLE VI.    COMMON AREAS; SERVICES . . . . . . . . . . . . . .   12

          SECTION 6.1.   UTILITIES AND SERVICES  . . . . . . . . . . .   12
          SECTION 6.2.   OPERATION AND MAINTENANCE OF COMMON AREAS . .   12
          SECTION 6.3.   USE OF COMMON AREAS . . . . . . . . . . . . .   13
          SECTION 6.4.   PARKING . . . . . . . . . . . . . . . . . . .   13
          SECTION 6.5.   CHANGES AND ADDITIONS BY LANDLORD . . . . . .   14

     ARTICLE VII.   MAINTAINING THE PREMISES . . . . . . . . . . . . .   14

          SECTION 7.1.   TENANT'S MAINTENANCE AND REPAIR . . . . . . .   14
          SECTION 7.2.   LANDLORD'S MAINTENANCE AND REPAIR . . . . . .   15
          SECTION 7.3.   ALTERATIONS . . . . . . . . . . . . . . . . .   15
          SECTION 7.4.   MECHANIC'S LIENS  . . . . . . . . . . . . . .   16
          SECTION 7.5.   ENTRY AND INSPECTION  . . . . . . . . . . . .   17

     ARTICLE VIII.  TAXES AND ASSESSMENTS ON TENANT'S PROPERTY . . . .   17

     ARTICLE IX.    ASSIGNMENT AND SUBLETTING  . . . . . . . . . . . .   18

          SECTION 9.1.   RIGHTS OF PARTIES . . . . . . . . . . . . . .   18
          SECTION 9.2.   EFFECT OF TRANSFER  . . . . . . . . . . . . .   20
          SECTION 9.3.   SUBLEASE REQUIREMENTS . . . . . . . . . . . .   20
          SECTION 9.4.   [See Rider Page 9-A]  . . . . . . . . . . . .   21

     ARTICLE X.     INSURANCE AND INDEMNITY  . . . . . . . . . . . . .   21

          SECTION 10.1.  TENANT'S INSURANCE  . . . . . . . . . . . . .   21
          SECTION 10.2.  LANDLORD'S INSURANCE  . . . . . . . . . . . .   21
          SECTION 10.3.  TENANT'S INDEMNITY  . . . . . . . . . . . . .   21
          SECTION 10.4.  LANDLORD'S NONLIABILITY . . . . . . . . . . .   22
          SECTION 10.5.  WAIVER OF SUBROGATION . . . . . . . . . . . .   22

     ARTICLE XI.    DAMAGE OR DESTRUCTION  . . . . . . . . . . . . . .   23

          SECTION 11.1.  RESTORATION . . . . . . . . . . . . . . . . .   23
          SECTION 11.2.  LEASE GOVERNS . . . . . . . . . . . . . . . .   24

     ARTICLE XII.   EMINENT DOMAIN . . . . . . . . . . . . . . . . . .   24

          SECTION 12.1.  TOTAL OR PARTIAL TAKING . . . . . . . . . . .   24
          SECTION 12.2.  TEMPORARY TAKING  . . . . . . . . . . . . . .   25
          SECTION 12.3.  TAKING OF PARKING AREA  . . . . . . . . . . .   25

     ARTICLE XIII.  SUBORDINATION; ESTOPPEL CERTIFICATE; FINANCIALS  .   25

          SECTION 13.1.  SUBORDINATION . . . . . . . . . . . . . . . .   25
          SECTION 13.2.  ESTOPPEL CERTIFICATE  . . . . . . . . . . . .   26
          SECTION 13.3.  FINANCIALS  . . . . . . . . . . . . . . . . .   26

     ARTICLE XIV.   DEFAULTS AND REMEDIES  . . . . . . . . . . . . . .   27

          SECTION 14.1.  TENANT'S DEFAULTS . . . . . . . . . . . . . .   27
          SECTION 14.2.  LANDLORD'S REMEDIES . . . . . . . . . . . . .   28
          SECTION 14.3.  LATE PAYMENTS . . . . . . . . . . . . . . . .   30
          SECTION 14.4.  RIGHT OF LANDLORD TO PERFORM  . . . . . . . .   30
          SECTION 14.5.  DEFAULT BY LANDLORD . . . . . . . . . . . . .   31
          SECTION 14.6.  EXPENSES AND LEGAL FEES . . . . . . . . . . .   31
          SECTION 14.7.  WAIVER OF JURY TRIAL  . . . . . . . . . . . .   31
          SECTION 14.8.  SATISFACTION OF JUDGMENT  . . . . . . . . . .   31
          SECTION 14.9.  [Deleted] . . . . . . . . . . . . . . . . . .   32

     ARTICLE XV.    END OF TERM  . . . . . . . . . . . . . . . . . . .   32

          SECTION 15.1.  HOLDING OVER  . . . . . . . . . . . . . . . .   32
          SECTION 15.2.  MERGER ON TERMINATION . . . . . . . . . . . .   32
          SECTION 15.3.  SURRENDER OF PREMISES; REMOVAL OF PROPERTY  .   32

     ARTICLE XVI.   PAYMENTS AND NOTICES . . . . . . . . . . . . . . .   33

     ARTICLE XVII.  RULES AND REGULATIONS  . . . . . . . . . . . . . .   33

     ARTICLE XVIII. BROKER'S COMMISSION  . . . . . . . . . . . . . . .   34

     ARTICLE XIX.   TRANSFER OF LANDLORD'S INTEREST  . . . . . . . . .   34




                                      -ii-

     ARTICLE XX.    INTERPRETATION . . . . . . . . . . . . . . . . . .   34

          SECTION 20.1.  GENDER AND NUMBER . . . . . . . . . . . . . .   34
          SECTION 20.2.  HEADINGS  . . . . . . . . . . . . . . . . . .   35
          SECTION 20.3.  JOINT AND SEVERAL LIABILITY . . . . . . . . .   35
          SECTION 20.4.  SUCCESSORS  . . . . . . . . . . . . . . . . .   35
          SECTION 20.5.  TIME OF ESSENCE . . . . . . . . . . . . . . .   35
          SECTION 20.6.  CONTROLLING LAW . . . . . . . . . . . . . . .   35
          SECTION 20.7.  SEVERABILITY  . . . . . . . . . . . . . . . .   35
          SECTION 20.8.  WAIVER AND CUMULATIVE REMEDIES  . . . . . . .   35
          SECTION 20.9.  INABILITY TO PERFORM  . . . . . . . . . . . .   35
          SECTION 20.10. ENTIRE AGREEMENT  . . . . . . . . . . . . . .   36
          SECTION 20.11. QUIET ENJOYMENT . . . . . . . . . . . . . . .   36
          SECTION 20.12. SURVIVAL  . . . . . . . . . . . . . . . . . .   36

     ARTICLE XXI.   EXECUTION AND RECORDING  . . . . . . . . . . . . .   36

          SECTION 21.1.  COUNTERPARTS  . . . . . . . . . . . . . . . .   36
          SECTION 21.2.  CORPORATE AND PARTNERSHIP AUTHORITY . . . . .   36
          SECTION 21.3.  EXECUTION OF LEASE; NO OPTION OR OFFER  . . .   36
          SECTION 21.4.  RECORDING . . . . . . . . . . . . . . . . . .   37
          SECTION 21.5.  AMENDMENTS  . . . . . . . . . . . . . . . . .   37

     ARTICLE XXII.  MISCELLANEOUS  . . . . . . . . . . . . . . . . . .   37

          SECTION 22.1.  NONDISCLOSURE OF LEASE TERMS  . . . . . . . .   37
          SECTION 22.2.  [Deleted] . . . . . . . . . . . . . . . . . .   37
          SECTION 22.3.  [Deleted] . . . . . . . . . . . . . . . . . .   37
          SECTION 22.4.  MORTGAGEE PROTECTION  . . . . . . . . . . . .   37
          SECTION 22.5.  COVENANTS AND CONDITIONS  . . . . . . . . . .   38
          SECTION 22.6.  SECURITY MEASURES . . . . . . . . . . . . . .   38
          SECTION 22.7.  EXISTING LEASE  . . . . . . . . . . . . . . .   38



     EXHIBITS
          Exhibit A      Description of the Premises
          Exhibit B      Environmental Questionnaire
          Exhibit C      Landlord's Disclosures
          Exhibit D      Insurance Requirements
          Exhibit E      Rules and Regulations
          Exhibit X      Work Letter
          Exhibit Y      Project Site Plan
          Exhibit Z      Notice of Special Tax











                                      -iii-

                                INDUSTRIAL LEASE
                                ----------------
                              (Single Tenant; Net)

               THIS LEASE is made as of the  3rd  day of May  , 199 6 ,
                                            ------      ------     ---
     by and between The Irvine Company, a Michigan corporation, hereafter called "Landlord," and MOSSIMO, INC., a Delaware corporation ,
                            --------------------------------------
     hereinafter called "Tenant."


                       ARTICLE I.  BASIC LEASE PROVISIONS

               Each reference in this Lease to the "Basic Lease Provisions" shall mean and refer to the following collective terms, the application of which shall be governed by the provisions in the remaining Articles of this Lease.

     1.   Premises:  The Premises are more particularly described in
          Section 2.1.
          Address of Building:  To be determined
                               ---------------------------------------
     2.   Project Description (if applicable):    See Exhibit Y attached
                                                  hereto.
                                               -----------------------
     3.   Use of Premises:  See Rider Page 1-A.
                           -------------------------------------------
     4.   Estimated Commencement Date:  May 1, 1997
                                      --------------------------------
     5.   Lease Term:  One Hundred Twenty (120) months, plus such
                      --------------------------
          additional days as may be required to cause this Lease to terminate on the final day of the calendar month.

     6.   Basic Rent:  One Hundred Eleven Thousand Six Hundred Ninety-Four
                      ----------------------------------------------------
          Dollars ($111,694.00) per month, based on $   .54   per rentable
                    ----------                       --------
          square foot, subject to adjustment in accordance with Item 8 below.

          Basic Rent is subject to adjustment as follows:  N/A



     7.   Guarantor(s):  N/A
                       -------------------------------------------------
     8.   Floor Area of Premises:  approximately   206,840  rentable square
                                                 ----------
          feet [See Rider Page 1-A]



                                       -1-

     9.   Security Deposit $  111,694.00
                            --------------------------------------------
     10.  Broker(s):   CB Commercial
                     ---------------------------------------------------
     11.  Additional Insureds: Insignia*O'Donnell Commercial Group, Inc.
                               -----------------------------------------
     12.  Address for Payments and Notices:

                    LANDLORD                           TENANT

          Insignia*O'Donnell Commercial      Prior to Commencement Date:
            Group, Inc.                      --------------------------
          One Technology Drive, Suite F-207  15320 Barranca Parkway
          Irvine, CA 92718                   Irvine, CA 92718

          with a copy of notices to:         After Commencement Date:
                                             -----------------------
          IRVINE INDUSTRIAL COMPANY          To be determined
          P.O. Box 6370
          Newport Beach, CA  92658-6370
          Attn:  Vice President,
                 Industrial Operations

     13.  Tenant's Liability Insurance Requirement:  $ 2,000,000.00
                                                      ------------------
     14.  Vehicle Parking Spaces:  Three Hundred Thirty-Five   (  335  )
                                  ----------------------------   ------
     15.  Estimated Space Plan Approval Date:    N/A
                                              --------------------------
     Exhibits:

          A    Description of Premises       E    Rules and Regulations
          B    Environmental Questionnaire   X    Work Letter
          C    Landlord's Disclosures        Y    Project Site Plan
          D    Insurance Requirements        Z    Notice of Special Tax

     Riders:   Rider Pages:  1-A, 2-A, 3-A, 4-A, 5-A, 6-A, 7-A, 8-A,
               ---------------------------------------------------------
               9-A, 10-A, 11-A, 12-A, 13-A, 14-A, 16-A
               ---------------------------------------------------------


                              ARTICLE II.  PREMISES

          SECTION 2.1. LEASED PREMISES. Landlord leases to Tenant and Tenant leases from Landlord the premises shown in Exhibit A (the "Premises"), including the building identified in Item 1 of the Basic Lease Provisions and containing approximately the floor area set forth in Item 8 of the Basic Lease Provisions. It is understood that the Premises consist of one office building (the "Office Building") comprising approximately 42,840 rentable square feet and one warehouse building (the "Warehouse Building") comprising approximately 164,000 rentable square feet (which together with the underlying real


                                       -2-
     property, shall collectively be referred to as the "Building"). The Premises is a portion of the project shown in Exhibit Y (the "Project").

          SECTION 2.2. ACCEPTANCE OF PREMISES. Except as provided in Section 2.4 below, Tenant acknowledges that neither Landlord nor any representative of Landlord has made any representation or warranty with respect to the Premises or the Building or the suitability or fitness of either for any purpose, including without limitation any representations or warranties regarding zoning or other land use matters, and that neither Landlord nor any representative of Landlord has made any representations or warranties regarding (i) what other tenants or uses may be permitted or intended in the Building and the Project, or (ii) any exclusivity of use by Tenant with respect to its permitted use of the Premises as set forth in Item 3 of the Basic Lease Provisions. Tenant further acknowledges that neither Landlord nor any representative of Landlord has agreed to undertake any alterations or additions or construct any improvements to the Premises except as expressly provided in this Lease. The taking of possession or use of the Premises by Tenant for any purpose other than construction shall conclusively establish that the Premises and the Building were in satisfactory condition and in conformity with the provisions of this Lease in all respects, except for those matters which Tenant shall have brought to Landlord's attention on a written punch list, and except for Landlord's express obligations under Section 2.4 of this Lease. The list shall be limited to any items required to be accomplished by Landlord under the Work Letter attached as Exhibit X, and shall be delivered to Landlord within sixty (60) days after the term ("Term") of this Lease commences as provided in Article III below. Nothing contained in this Section shall affect the commencement of the Term or the obligation of Tenant to pay rent. Landlord shall diligently complete all punch list items of which it is notified as provided above.

          SECTION 2.3. BUILDING NAME AND ADDRESS. Tenant shall not utilize any name selected by Landlord from time to time for the Building and/or the Project as any part of Tenant's corporate or trade name. Landlord shall have the right to change the name, address, number or designation of the Building or Project without liability to Tenant.

          SECTION 2.4.  [See Rider Page 2-A]


                               ARTICLE III.  TERM

          SECTION 3.1. GENERAL. The Term shall be for the period shown in Item 5 of the Basic Lease Provisions. Subject to the provisions of Section 3.2 below, the Term shall commence ("Commencement Date") on the earlier of (a) the date upon which all relevant governmental authorities have approved the Tenant Improvements in accordance with applicable building codes, as evidenced by written approval thereof in accordance with the building permits issued for the Tenant Improvements or issuance of a temporary or


                                       -3-
     final certificate of occupancy for the Premises, or (b) the date Tenant acquires possession or commences use of the Premises for any purpose other than construction of Tenant Improvements by Tenant under the Work Letter. Within ten (10) days after possession of the Premises is tendered to Tenant, the parties shall memorialize on a form provided by Landlord the actual Commencement Date and the expiration date ("Expiration Date") of this Lease. Tenant's failure to execute that form shall not affect the validity of Landlord's determination of those dates.

          SECTION 3.2. DELAY IN POSSESSION. If Landlord, for any reason whatsoever, cannot deliver possession of the Premises to Tenant on or before the Estimated Commencement Date, this Lease shall not be void or voidable nor shall Landlord be liable to Tenant for any resulting loss or damage. However, Tenant shall not be liable for any rent and the Commencement Date shall not occur until Landlord delivers possession of the Premises and the Premises are in fact available for Tenant's occupancy with any Tenant Improvements that have been approved as per Section 3.1(a) above, except that if Landlord's failure to so deliver possession on the Estimated Commencement Date is attributable to any action or inaction by Tenant (including without limitation any Tenant Delay described in the Work Letter, if any, attached to this Lease), then the Commencement Date shall not be advanced to the date on which possession of the Premises is tendered to Tenant, and Landlord shall be entitled to full performance by Tenant (including the payment of rent) from the date Landlord would have been able to deliver the Premises to Tenant but for Tenant's delay(s).

          [See Rider Page 2-A]


                    ARTICLE IV.  RENT AND OPERATING EXPENSES

          SECTION 4.1. BASIC RENT. From and after the Commencement Date, Tenant shall pay to Landlord without deduction or offset (except as expressly provided in Sections 6.1 and 14.5 of this Lease), Basic Rent for the Premises in the total amount shown (including subsequent adjustments, if any) in Item 6 of the Basic Lease Provisions. Any rental adjustment shown in Item 6 shall be deemed to occur on the specified monthly anniversary of the Commencement Date, whether or not that date occurs at the end of a calendar month. The rent shall be due and payable in advance commencing on the Commencement Date (as prorated for any partial month) and continuing thereafter on the first day of each successive calendar month of the Term. No demand, notice or invoice shall be required for the payment of Basic Rent. An installment of rent in the amount of one (1) full month's Basic Rent at the initial rate specified in Item 6 of the Basic Lease Provisions shall be delivered to Landlord concurrently with Tenant's execution of this Lease and shall be applied against the Basic Rent first due hereunder.




                                       -4-

          SECTION 4.2.  OPERATING EXPENSES.

               (a) Tenant shall pay to Landlord, as additional rent, "Building Costs" and "Property Taxes," as those terms are defined below, incurred by Landlord in the operation of the Building and Project. For convenience of reference, Property Taxes and Building Costs shall be referred to collectively as "Operating Expenses".

               (b) Commencing prior to the start of the first full "Expense Recovery Period" (as defined below) of the Lease, and prior to the start of each full or partial Expense Recovery Period thereafter, Landlord shall give Tenant a written estimate of the amount of Operating Expenses for the Expense Recovery Period. If Landlord has not furnished its written estimate for any Expense Recovery Period by the time set forth above, Tenant shall continue to pay cost reimbursements at the rates established for the prior Expense Recovery Period, if any; provided that when the new estimate is delivered to Tenant, Tenant shall, at the next monthly payment date, pay any accrued cost reimbursements based upon the new estimate. For purposes hereof, "Expense Recovery Period" shall mean every twelve month period during the Term (or portion thereof for the first and last lease years) commencing July 1 and ending June 30. [See Rider Page 3-A]

               (c) Within one hundred twenty (120) days after the end of each Expense Recovery Period, Landlord shall furnish to Tenant a statement showing in reasonable detail the actual or prorated Operating Expenses incurred by Landlord during the period, and the parties shall within thirty
     (30) days thereafter make any payment or allowance necessary to adjust Tenant's estimated payments, if any, to Tenant's actual owed amounts as shown by the annual statement. Any delay or failure by Landlord in delivering any statement hereunder shall not constitute a waiver of Landlord's right to require Tenant to pay Operating Expenses pursuant hereto. Any amount due Tenant shall be credited against installments next coming due under this Section 4.2, and any deficiency shall be paid by Tenant together with the next installment. If Tenant has not made estimated payments during the Expense Recovery Period, any amount owing by Tenant pursuant to subsection (a) above shall be paid to Landlord in accordance with Article XVI. Should Tenant fail to object in writing to Landlord's determination of actual Operating Expenses within one hundred eighty (180) days following delivery of Landlord's initial expense statement, or ninety
     (90) days following delivery of Landlord's expense statement for each of the succeeding Expense Recovery Period, then Landlord's determination of actual Operating Expenses for the applicable Expense Recovery Period shall be conclusive and binding on the parties and any future claims to the contrary shall be barred. [See Rider Page 3-A]

               (d) Even though the Lease has terminated and the Tenant has vacated the Premises, when the final determination is made of Operating Expenses for the Expense Recovery Period in which the Lease terminates, Tenant shall upon notice pay the entire increase due over the estimated


                                       -5-
     expenses paid. Conversely, any overpayment made in the event expenses decrease shall be rebated by Landlord to Tenant.

               (e) If, at any time during any Expense Recovery Period, any one or more of the Operating Expenses are increased to a rate(s) or amount(s) in excess of the rate(s) or amount(s) used in calculating the estimated expenses for the year, then the estimate of Operating Expenses shall be increased for the month in which such rate(s) or amount(s) becomes effective and for all succeeding months by an amount equal to the increase. Landlord shall give Tenant written notice of the amount or estimated amount of the increase, the month in which the increase will become effective, and the month for which the payments are due. Tenant shall pay the increase to Landlord as a part of Tenant's monthly payments of estimated expenses as provided in paragraph (b) above, commencing with the month in which effective.

               (f) The term "Building Costs" shall include all expenses of operation and maintenance of the Building and of the Building's proportionate share of the Project, if applicable (determined as the rentable square footage of the Building divided by the rentable square footage of all space in the Project), to the extent such expenses are not billed to and paid directly by Tenant. For so long as Tenant is the tenant of one hundred percent (100%) of the rentable square footage of this Project, Tenant's proportionate share of the Project shall be one hundred percent (100%). Building Costs shall include the following charges by way of illustration but not limitation: water and sewer charges; insurance premiums or reasonable premium equivalents should Landlord elect to self-insure any risk that Landlord is authorized to insure hereunder; license, permit, and inspection fees; heat; light; power; air conditioning; supplies; materials; equipment; tools; establishment of reasonable reserves for replacements and/or repair of Common Area improvements (if applicable) subject to the provisions of Section 4.2(f)(ix) below, equipment and supplies; costs incurred in connection with compliance of any laws or changes in laws amicable to the Building or the Project; the cost of any capital investments (other than tenant improvements for specific tenants) subject to the provisions of Section 4.2(f)(v) below; labor; reasonably allocated wages and salaries, fringe benefits, and payroll taxes for administrative and other personnel directly applicable to the Building and/or Project, including both Landlord's personnel and outside personnel; any expense incurred pursuant to Sections 6.1, 6.2 6.4, 7.2, and 10.2; and a reasonable overhead/management fee for the professional operation of the Building and Project not to exceed a competitive market management fee. Notwithstanding anything to the contrary contained herein, the amount of such overhead/management fee to be charged to Tenant shall be determined by multiplying the actual fee charged (which from time to time may be with respect to the entire Project, a portion of the Project only, the Building only, or the Project together with other properties owned by Landlord and/or its affiliates) by a fraction, the numerator of which is the floor area of the Premises (as set forth in Item No. 8 of the Basic Lease Provisions) and the denominator of which is the total square footage of space charged with such fee actually leased to tenants (including


                                       -6-

     Tenant). It is understood that Building Costs shall include competitive charges for direct services provided by any subsidiary or division of Landlord. [See Rider Page 3-A]

               (g) The term "Property Taxes" as used herein shall include the following: (i) all real estate taxes or personal property taxes, as such property taxes may be reassessed from time to time; and
     (ii) other taxes, charges and assessments which are levied with respect to this Lease or to the Building and/or the Project, and any improvements, fixtures and equipment and other property of Landlord located in the Building and/or the Project, except that general net income and franchise taxes imposed against Landlord shall be excluded; and (iii) all assessments and fees for public improvements, services, and facilities and impacts thereon, including without limitation arising out of any Community Facilities Districts, "Mello Roos" districts, similar assessment districts, and any traffic impact mitigation assessments or fees; (iv) any tax, surcharge or assessment which shall be levied in addition to or in lieu of real estate or personal property taxes, other than taxes covered by Article VIII; and
     (v) costs and expenses incurred in contesting the amount or validity of any Property Tax by appropriate proceedings. [See Rider Page 3-A]

          SECTION 4.3. SECURITY DEPOSIT. Concurrently with Tenant's delivery of this Lease, Tenant shall deposit with Landlord the sum, if any, stated in
     Item 9 of the Basic Lease Provisions, to be held by Landlord as security for the full and faithful performance of Tenant's obligations under this Lease (the "Security Deposit"). Subject to the last sentence of this Section, the Security Deposit shall be understood and agreed to be the property of Landlord upon Landlord's receipt thereof, and may be utilized by Landlord in its discretion towards the payment of all prepaid expenses by Landlord for which Tenant would be required to reimburse Landlord under this Lease, including without limitation brokerage commissions and Tenant Improvement costs. Upon any default by Tenant, including specifically Tenant's failure to pay rent or to abide by its obligations under Sections
     7.1 and 15.3 below, whether or not Landlord is informed of or has knowledge of the default, the Security Deposit shall be deemed to be automatically and immediately applied, without waiver of any rights Landlord may have under this Lease or at law or in equity as a result of the default, as a setoff for full or partial compensation for that default. If any portion of the Security Deposit is applied after a default by Tenant, Tenant shall within five (5) days after written demand by Landlord deposit cash with Landlord in an amount sufficient to restore the Security Deposit to its original amount. Landlord shall not be required to keep this Security Deposit separate from its general funds, and Tenant shall not be entitled to interest on the Security Deposit. If Tenant fully performs its obligations under this Lease, the Security Deposit or any balance thereof shall be returned to Tenant (or, at Landlord's option, to the last assignee of Tenant's interest in this Lease) after the expiration of the Term, provided that Landlord may retain the Security Deposit to the extent and until such time as all amounts due from Tenant in accordance with this Lease have been determined and paid in full.


                                       -7-

                                ARTICLE V.  USES

          SECTION 5.1. USE. Tenant shall use the Premises only for the purposes stated in Item 3 of the Basic Lease Provisions, all in accordance with applicable laws and restrictions and pursuant to approvals to be obtained by Tenant from all relevant and required governmental agencies and authorities. The parties agree that any contrary use shall be deemed to cause material and irreparable harm to Landlord and shall entitle Landlord to injunctive relief in addition to any other available remedy. Tenant, at its expense, shall procure, maintain and make available for Landlord's inspection throughout the Term, all governmental approvals, licenses and permits required for the proper and lawful conduct of Tenant's permitted use of the Premises. Tenant shall not do or permit anything to be done in or about the Premises which will in any way interfere with the rights of other occupants of the Building or the Project, if any, or use or allow the Premises to be used for any unlawful purpose, nor shall Tenant permit any nuisance or commit any waste in the Premises or the Project. Tenant shall not do or permit to be done anything which will invalidate or increase the cost of any insurance policy(ies) covering the Building, the Project and/or their contents (unless Tenant pays such additional cost within fifteen (15) days following notice from Landlord, and shall comply with all applicable insurance underwriters rules and the requirements of the Pacific Fire Rating Bureau or any other organization performing a similar function. Tenant shall comply at its expense with all present and future laws, ordinances, restrictions, regulations, orders, rules and requirements of all governmental authorities that pertain to Tenant or its use of the Premises, including without limitation all federal and state occupational health and safety requirements, whether or not Tenant's compliance will necessitate expenditures or interfere with its use and enjoyment of the Premises. Tenant shall comply at its expense with all present and future covenants, conditions, easements or restrictions now or hereafter affecting or encumbering the Building and/or Project, and any amendments or modifications thereto, including without limitation the payment by Tenant of any periodic or special dues or assessments charged against the Premises or Tenant which may be allocated to the Premises or Tenant in accordance with the provisions thereof (and subject to any limitation in this Lease). [See Rider Page 4-A] Tenant shall promptly upon demand reimburse Landlord for any additional insurance premium charged by reason of Tenant's failure to comply with the provisions of this Section, and shall indemnify Landlord from any liability and/or expense resulting from Tenant's noncompliance.

          SECTION 5.2. SIGNS. (a) Except as approved in writing by Landlord, in its reasonable discretion, Tenant shall have no right to maintain identification signs in any location in, on or about the Premises, the Building or the Project and shall not place or erect any signs, displays or other advertising materials that are visible from the exterior of the Building. The size, design, graphics, material,


                                       -8-
     style, color and other physical aspects of any permitted sign shall be subject to Landlord's written approval prior to installation (which approval may be withheld in Landlord's discretion), any covenants, conditions or restrictions encumbering the Premises, Landlord's signage program for the Project, as in effect from time to time and approved by the City of Irvine ("Signage Criteria"), and any applicable municipal or other governmental permits and approvals. Tenant acknowledges having received and reviewed a copy of the current Signage Criteria for the Project. Tenant shall be responsible for the cost of any permitted sign, including the fabrication, installation, maintenance and removal thereof. If Tenant fails to maintain its sign, or if Tenant fails to remove same upon termination of this Lease and repair any damage caused by such removal, Landlord may do so at Tenant's expense. [See Rider Page 4-A]

          SECTION 5.3.  HAZARDOUS MATERIALS.

               (a) For purposes of this Lease, the term "Hazardous Materials" includes (i) any "hazardous materials" as defined in Section 25501(k) of the California Health and Safety Code, (ii) any other substance or matter which results in liability to any person or entity from exposure to such substance or matter under any statutory or common law theory, and (iii) any substance or matter which is in excess of permitted levels set forth in any federal, California or local law or regulation pertaining to any hazardous or toxic substance, material or waste.

               (b) Tenant shall not cause or permit any Hazardous Materials to be brought upon, stored, used, generated, released or disposed of on, under, from or about the Premises (including without limitation the soil and groundwater thereunder) without the prior written consent of Landlord. Notwithstanding the foregoing, Tenant shall have the right, without obtaining prior written consent of Landlord, to utilize within the Premises standard office products that may contain Hazardous Materials (such as photocopy toner, "White Out", and the like) [See Rider Page 4-A] all of the other terms and provisions of this Section 5.3, shall apply with respect to Tenant's storage, use and disposal of all such products. Landlord may, in its reasonable discretion, place such conditions as Landlord deems appropriate with respect to any such Hazardous Materials, and may further require that Tenant demonstrate that any such Hazardous Materials are necessary or useful to Tenant's business and will be generated, stored, used and disposed of in a manner that complies with all applicable laws and regulations pertaining thereto and with good business practices. Tenant understands that Landlord may utilize an environmental consultant to assist in determining conditions of approval in connection with the storage, generation, release, disposal or use of Hazardous Materials by Tenant on or about the Premises, and/or to conduct periodic inspections of the storage, generation, use, release and/or disposal of such Hazardous Materials by Tenant on and from the Premises, and Tenant agrees that any reasonable costs incurred by Landlord in connection therewith (not to exceed $500.00



                                       -9-
     in each instance) shall be reimbursed by Tenant to Landlord as additional rent hereunder upon demand.

               (c) Prior to the execution of this Lease, Tenant shall complete, execute and deliver to Landlord an Environmental Questionnaire and Disclosure Statement (the "Environmental Questionnaire") in the form of Exhibit B attached hereto. The completed Environmental Questionnaire shall be deemed incorporated into this Lease for all purposes, and Landlord shall be entitled to rely fully on the information contained therein. On each anniversary of the Commencement Date until the expiration or sooner termination of this Lease, Tenant shall disclose to Landlord in writing the names and amounts of all Hazardous Materials which were stored, generated, used, released and/or disposed of on, under or about the Premises for the twelve-month period prior thereto, and which Tenant desires to store, generate, use, release and/or dispose of on, under or about the Premises for the succeeding twelve-month period. In addition, to the extent Tenant is permitted to utilize Hazardous Materials upon the Premises, Tenant shall promptly provide Landlord with complete and legible copies of all the following environmental documents relating thereto: reports filed pursuant to any self-reporting requirements; permit applications, permits, monitoring reports, workplace exposure and community exposure warnings or notices and all other reports, disclosures, plans or documents (even those which may be characterized as confidential) relating to water discharges, air pollution, waste generation or disposal, and underground storage tanks for Hazardous Materials; orders, reports, notices, listings and correspondence (even those which may be considered confidential) of or concerning the release, investigation of, compliance, cleanup, remedial and corrective actions, and abatement of Hazardous Materials; and all complaints, pleadings and other legal documents filed by or against Tenant related to Tenant's use, handling, storage, release and/or disposal of Hazardous Materials.

               (d) Landlord and its agents shall have the right, but not the obligation, to inspect, sample and/or monitor the Premises and/or the soil or groundwater thereunder at any time to determine whether Tenant is complying with the terms of this Section 5.3, and in connection therewith Tenant shall provide Landlord with full access to all relevant facilities, records and personnel. If Tenant is not in compliance with any of the provisions of this Section 5.3, or in the event of a release of any Hazardous Material on, under or about the Premises caused or permitted by Tenant, its agents, employees, contractors, licensees or invitees, Landlord and its agents shall have the right, but not the obligation, without limitation upon any of Landlord's other rights and remedies under this Lease, to immediately enter upon the Premises without notice and to discharge Tenant's obligations under this Section 5.3 at Tenant's expense, including without limitation the taking of emergency or long-term remedial action. Landlord and its agents shall endeavor to minimize interference with Tenant's business in connection therewith, but shall not be liable for any such interference. In addition, Landlord, at Tenant's expense, shall have the right, but not the obligation, to join and participate in any


                                      -10-
     legal proceedings or actions initiated in connection with any claims arising out of the storage, generation, use, release and/or disposal by Tenant or its agents, employees, contractors, licensees or invitees of Hazardous Materials on, under, from or about the Premises.

               (e) If the presence of any Hazardous Materials on, under, from or about the Premises or the Project caused or permitted by Tenant or its agents, employees, contractors, licensees or invitees results in (i) injury to any person, (ii) injury to or any contamination of the Premises or the Project, or (iii) injury to or contamination of any real or personal property wherever situated, Tenant, at its expense, shall promptly take all actions necessary to return the Premises and the Project and any other affected real or personal property owned by Landlord to the condition existing prior to the introduction of such Hazardous Materials and to remedy or repair any such injury or contamination, including without limitation, any cleanup, remediation, removal, disposal, neutralization or other treatment of any such Hazardous Materials. Notwithstanding the foregoing, Tenant shall not, without Landlord's prior written consent, take any remedial action in response to the presence of any Hazardous Materials on, under or about the Premises or the Project or any other affected real or personal property owned by Landlord or enter into any similar agreement, consent, decree or other compromise with any governmental agency with respect to any Hazardous Materials claims; provided however, Landlord's prior written consent shall not be necessary in the event that the presence of Hazardous Materials on, under or about the Premises or the Project or any other affected real or personal property owned by Landlord (i) imposes an immediate threat to the health, safety or welfare of any individual or
     (ii) is of such a nature that an immediate remedial response is necessary and it is not possible to obtain Landlord's consent before taking such action. To the fullest extent permitted by law, Tenant shall indemnify, hold harmless, protect and defend (with attorneys acceptable to Landlord) Landlord and any successors to all or any portion of Landlord's interest in the Premises and the Project and any other real or personal property owned by Landlord from and against any and all liabilities, losses, damages, diminution in value, judgments, fines, demands, claims, recoveries, deficiencies, costs and expenses (including without limitation attorneys' fees, court costs and other professional expenses), whether foreseeable or unforeseeable, arising directly or indirectly out of the use, generation, storage, treatment, release, on- or off-site disposal or transportation of Hazardous Materials on, into, from, under or about the Premises, the Building and the Project and any other real or personal property owned by Landlord caused or permitted by Tenant, its agents, employees, contractors, licensees or invitees, specifically including without limitation the cost of any required or necessary repair, restoration, cleanup or detoxification of the Premises, the Building and the Project and any other real or personal property owned by Landlord, and the preparation of any closure or other required plans, whether or not such action is required or necessary during the Term or after the expiration of this Lease. If Landlord at any time discovers that Tenant or its agents, employees, contractors, licensees


                                      -11-
     or invitees may have caused or permitted the release of a Hazardous Material on, under, from or about the Premises or the Project or any other real or personal property owned by Landlord, Tenant shall, at Landlord's request, immediately prepare and submit to Landlord a comprehensive plan, subject to Landlord's approval, specifying the actions to be taken by Tenant to return the Premises or the Project or any other real or personal property owned by Landlord to the condition existing prior to the introduction of such Hazardous Materials. Upon Landlord's approval of such cleanup plan, Tenant shall, at its expense, and without limitation of any rights and remedies of Landlord under this Lease or at law or in equity, immediately implement such plan and proceed to cleanup such Hazardous Materials in accordance with all applicable laws and as required by such plan and this Lease. The provisions of this subsection (e) shall expressly survive the expiration or sooner termination of this Lease.

               (f) Landlord hereby discloses to Tenant, and Tenant hereby acknowledges, certain facts relating to Hazardous Materials at the Project known by Landlord to exist as of the date of this Lease, as more particularly described in Exhibit C attached hereto. Tenant shall have no liability or responsibility with respect to the Hazardous Materials facts described in Exhibit C, nor with respect to any Hazardous Materials which were not caused or permitted by Tenant, its agents, employees, contractors, licensees or invitees. [See Rider Page 5-A] Notwithstanding the preceding four sentences, Tenant agrees to notify its agents, employees, contractors, licensees, and invitees of any exposure or potential exposure to Hazardous Materials at the Premises that Landlord brings to Tenant's attention.


                       ARTICLE VI.  COMMON AREAS; SERVICES

          SECTION 6.1. UTILITIES AND SERVICES. Tenant shall be responsible for and shall pay promptly, directly to the appropriate supplier, all charges for water, gas, electricity, sewer, heat, light, power, telephone, refuse pickup, janitorial service, interior landscape maintenance and all other utilities, materials and services furnished directly to Tenant or the Premises or used by Tenant in, on or about the Premises during the Term, together with any taxes thereon. Landlord shall not be liable for damages or otherwise for any failure or interruption of any utility or other service furnished to the Premises, and no such failure or interruption shall be deemed an eviction or entitle Tenant to terminate this Lease or withhold or abate any rent due hereunder. [See Rider Page 5-A] Landlord shall at all reasonable times have free access to all electrical and mechanical installations of Landlord.

          SECTION 6.2. OPERATION AND MAINTENANCE OF COMMON AREAS. During the Term, Landlord shall operate all Common Areas within the Project. The term "Common Areas" shall mean all areas which are not held for exclusive use by persons entitled to occupy space, and all other appurtenant areas and improvements provided by Landlord for the common use of Landlord and


                                      -12-
     tenants and their respective employees and invitees, including without limitation parking areas and structures, driveways, sidewalks, landscaped and planted areas, hallways and interior stairwells not located within the premises of any tenant (in the event another tenant shall occupy any portion of the Project), common electrical rooms and roof access entries, common entrances and lobbies, elevators, and restrooms not located within the premises of any tenant. [See Rider Page 6-A]

          SECTION 6.3. USE OF COMMON AREAS. The occupancy by Tenant of the Premises shall include the use of the Common Areas in common with Landlord and with all others for whose convenience and use the Common Areas may be provided by Landlord, subject, however, to compliance with all rules and regulations as are prescribed from time to time by Landlord. [See Rider Page 6-A] Landlord shall operate and maintain the Common Areas in the manner Landlord may determine to be appropriate. All costs incurred by Landlord for the maintenance and operation of the Common Areas shall be included in Building Costs unless any particular cost incurred can be charged to a specific tenant of the Project, if more than one (1) tenant shall at any time occupy any portion of the Project. Landlord shall at all times during the Term have exclusive control of the Common Areas, and may restrain any use or occupancy, except as authorized by Landlord's rules and regulations. Tenant shall keep the Common Areas clear of any obstruction or unauthorized use related to Tenant's operations. Nothing in this Lease shall be deemed to impose liability upon Landlord for any damage to or loss of the property of, or for any injury to, Tenant, its invitees or employees. Landlord may temporarily close any portion of the Common Areas for repairs, remodeling and/or alterations, to prevent a public dedication or the accrual of prescriptive rights, or for any other reason deemed sufficient by Landlord, without liability to Landlord.

          SECTION 6.4. PARKING. Tenant shall be entitled, without additional charge, to the number of vehicle parking spaces set forth in Item 14 of the Basic Lease Provisions, which spaces shall be unreserved and unassigned, on those portions of the Common Areas designated by Landlord for parking. Tenant shall not use more parking spaces than such number. [See Rider Page 6-A] All parking spaces shall be used only for parking by vehicles no larger than full size passenger automobiles or pickup trucks. Tenant shall not permit or allow any vehicles that belong to or are controlled by Tenant or Tenant's employees, suppliers, shippers, customers or invitees to be loaded, unloaded or parked in areas other than those designated by Landlord for such activities. If Tenant permits or allows any of the prohibited activities described above, then Landlord shall have the right, without notice, in addition to such other rights and remedies that Landlord may have, to remove or tow away the vehicle involved and charge the costs to Tenant. Parking within the Common Areas shall be limited to striped parking stalls, and no parking shall be permitted in any driveways, access ways or in any area which would prohibit or impede the free flow of traffic within the Common Areas. Nothing contained in this Lease shall be deemed to create liability upon Landlord for any damage to motor vehicles of visitors or


                                      -13-
     employees, for any loss of property from within those motor vehicles, or for any injury to Tenant, its visitors or employees, unless ultimately determined to be caused by the sole active negligence or willful misconduct of Landlord, its agents, servants and employees. Landlord shall have the right to establish, and from time to time amend, and to enforce against all users all reasonable rules and regulations (including the designation of areas for employee parking) that Landlord may deem necessary and advisable for the proper and efficient operation and maintenance of parking within the Common Areas. Landlord shall have the right to construct, maintain and operate lighting facilities within the parking areas; to restrict parking by tenants, their officers, agents and employees to employee parking areas; and to do and perform such other acts in and to the parking areas and improvements therein as, in the use of good business judgment, Landlord shall determine to be advisable. Any person using the parking area shall observe all directional signs and arrows and any posted speed limits. In no event shall Tenant interfere with the use and enjoyment of the parking area by other tenants of the Project or their employees or invitees. [See Rider Page 6-A] Parking areas shall be used only for parking vehicles. Tenant shall be liable for any damage to the parking areas caused by Tenant or Tenant's employees, suppliers, shippers, customers or invitees, including without limitation damage from excess oil leakage. Tenant shall have no right to install any fixtures, equipment or personal property in the parking areas. [See Rider Page 6-A]

          SECTION 6.5. CHANGES AND ADDITIONS BY LANDLORD. Landlord reserves the right to make alterations or additions to the Project, or to the attendant fixtures, equipment and Common Areas. Landlord may at any time relocate or remove any of the various buildings (other than the Building), parking areas, and other Common Areas, and may add buildings and areas to the Project from time to time. No change shall entitle Tenant to any abatement of rent or other claim against Landlord, provided that the change does not deprive Tenant of reasonable access to or use of the Premises. [See Rider Page 6-A]


                     ARTICLE VII.  MAINTAINING THE PREMISES

          SECTION 7.1. TENANT'S MAINTENANCE AND REPAIR. Tenant at its sole expense shall comply with all applicable laws and governmental regulations governing the Premises and make all repairs necessary to keep the Premises in the condition as existed on the Commencement Date (or on any later date that the improvements may have been installed), excepting ordinary wear and tear, including without limitation the electrical and mechanical systems, any air conditioning, ventilating or heating equipment which serves the Premises, all walls, glass, windows, doors, door closures, hardware, fixtures, electrical, plumbing, fire extinguisher equipment and other equipment. Any damage or deterioration of the Premises shall not be deemed ordinary wear and tear if the same could have been prevented by good maintenance practices by Tenant. As part of its maintenance obligations


                                      -14-
     hereunder, Tenant shall, at Landlord's request, provide Landlord with copies of all maintenance schedules, reports and notices prepared by, for or on behalf of Tenant. Tenant shall obtain preventive maintenance contracts from a licensed heating and air conditioning contractor to provide for regular inspection and maintenance of the heating, ventilating and air conditioning systems servicing the Premises, all subject to Landlord's approval. All repairs shall be at least equal in quality to the original work, shall be made only by a licensed contractor approved in writing in advance by Landlord and shall be made only at the time or times approved by Landlord. Any contractor utilized by Tenant shall be subject to Landlord's standard requirements for contractors, as modified from time to time. Landlord shall have the right at all times to inspect Tenant's maintenance of all equipment (including without limitation air conditioning, ventilating and heating equipment), and may impose reasonable restrictions and requirements with respect to repairs, as provided in
     Section 7.3, and the provisions of Section 7.4 shall apply to all repairs. Alternatively, Landlord may elect to make any repair or maintenance required hereunder on behalf of Tenant and at Tenant's expense, and Tenant shall promptly reimburse Landlord for all, costs incurred upon submission of an invoice. [See Rider Page 6-A]

          SECTION 7.2. LANDLORD'S MAINTENANCE AND REPAIR. Subject to Section 7.1 and Article XI, Landlord shall provide service, maintenance and repair with respect to the roof, foundations, and footings of the Building, all landscaping, walkways, parking areas, Common Areas, exterior lighting, and the exterior surfaces of the exterior walls of the Building, except that Tenant at its expense shall make all repairs which Landlord deems reasonably necessary as a result of the act or negligence of Tenant, its agents, employees, invitees, subtenants or contractors. Landlord shall have the right to employ or designate any reputable person or firm, including any employee or agent of Landlord or any of Landlord's affiliates or divisions, to perform any service, repair or maintenance function. Landlord need not make any other improvements or repairs except as specifically required under this Lease, and nothing contained in this Section, except as expressly provided in Section 2.4 hereof, shall limit Landlord's right to reimbursement from Tenant for maintenance, repair costs and replacement costs as provided elsewhere in this Lease. Tenant understands that it shall not make repairs at Landlord's expense or by rental offset. Tenant further understands that Landlord shall not be required to make any repairs to the roof, foundations or footings unless and until Tenant has notified Landlord in writing of the need for such repair and Landlord shall have a reasonable period of time thereafter to commence and complete said repair, if warranted. All costs of any maintenance and repairs on the part of Landlord provided hereunder shall be considered part of Building Costs. [See Rider Page 7-A]

          SECTION 7.3. ALTERATIONS. [See Rider Page 7-A] (i) affect the exterior of the Building or outside areas (or be visible from adjoining sites), or (ii) affect or penetrate any of the structural portions of the Building, including but not limited to the roof, or


                                      -15-

     (iii) require any change to the basic floor plan of the Premises, any substantial change to any structural or mechanical systems of the Premises, or any governmental permit as a prerequisite to the construction thereof, or (iv) unreasonably interfere in any manner with the proper functioning of or Landlord's access to any mechanical, electrical, plumbing or HVAC systems, facilities or equipment located in or serving the Building, or (v) diminish the value of the Premises, in Landlord's reasonable determination. Landlord may impose, as a condition to its consent, any requirements that Landlord in its discretion may deem reasonable or desirable, including but not limited to a requirement that all work be covered by a lien and completion bond satisfactory to Landlord and requirements as to the manner, time, and contractor for performance of the work. Tenant shall obtain all required permits for the work and shall perform the work in compliance with all applicable laws, regulations and ordinances, all covenants, conditions and restrictions affecting the Project, and the Rules and Regulations (hereafter defined). If any governmental entity requires, as a condition to any proposed alterations, additions or improvements to the Premises by Tenant, that improvements be made to the Common Areas, and if Landlord consents to such improvements to the Common Areas, then Tenant shall, at Tenant's sole expense, make such required improvements to the Common Areas in such manner, utilizing such materials, and with such contractors (including, if required by Landlord, Landlord's contractors) as Landlord may require in its sole discretion. Under no circumstances shall Tenant make any improvement which incorporates any Hazardous Materials, including without limitation asbestos-containing construction materials into the Premises. Any request for Landlord's consent shall be made in writing and shall contain architectural plans describing the work in detail reasonably satisfactory to Landlord. Unless Landlord otherwise agrees in writing, all alterations, additions or improvements affixed to the Premises (excluding moveable trade fixtures and furniture) shall become the property of Landlord and shall be surrendered with the Premises at the end of the Term, except that Landlord may, by notice to Tenant, require Tenant to remove by the Expiration Date, or sooner termination date of this Lease, all or any alterations, decorations, fixtures, additions, improvements and the like installed either by Tenant or by Landlord at Tenant's request and to repair any damage to the Premises arising from that removal. [See Rider Page 7-A]

          SECTION 7.4. MECHANIC'S LIENS. Tenant shall keep the Premises free from any liens arising out of any work performed, materials furnished, or obligations incurred by or for Tenant. Upon request by Landlord, Tenant shall promptly cause any such lien to be released by posting a bond in accordance with California Civil Code Section 3143 or any successor statute. In the event that Tenant shall not, within thirty (30) days following the imposition of any lien, cause the lien to be released of record by payment or posting of a proper bond, Landlord shall have, in addition to all other available remedies, the right to cause the lien to be released by any means it deems proper, including payment of or defense against the claim giving rise to the lien. All expenses so incurred by Landlord, including Landlord's attorneys' fees, and any consequential or other damages incurred by Landlord arising out of such lien, shall be


                                      -16-
     reimbursed by Tenant promptly following Landlord's demand, together with interest from the date of payment by Landlord at the maximum rate permitted by law until paid. Tenant shall give Landlord no less than twenty (20) days' prior notice in writing before commencing construction of any kind on the Premises so that Landlord may post and maintain notices of non-responsibility on the Premises.

          SECTION 7.5. ENTRY AND INSPECTION. Landlord shall at all reasonable times, upon [See Rider Page 7-A] have the right to enter the Premises to inspect them, to supply services in accordance with this Lease, to protect the interests of Landlord in the Premises, and to submit the Premises to prospective or actual purchasers or encumbrance holders (or, during the last one hundred and eighty (180) days of the Term or when an uncured Tenant default exists, to prospective tenants), all without being deemed to have caused an eviction of Tenant and without abatement of rent except as provided elsewhere in this Lease. Landlord shall have the right, if desired, to retain a key which unlocks all of the doors in the Premises, excluding Tenant's vaults and safes, and Landlord shall have the right to use any and all means which Landlord may deem proper to open the doors in an emergency in order to obtain entry to the Premises, and any entry to the Premises obtained by Landlord shall not under any circumstances be deemed to be a forcible or unlawful entry into, or a detainer of, the Premises, or any eviction of Tenant from the Premises.


            ARTICLE VIII.  TAXES AND ASSESSMENTS ON TENANT'S PROPERTY

          Tenant shall be liable for and shall pay, at least ten (10) days before delinquency, all taxes and assessments levied against all personal property of Tenant located in the Premises, and against any alterations, additions or like improvements made to the Premises by or on behalf of Tenant. When possible Tenant shall cause its personal property, Above Standard Improvements and alterations to be assessed and billed separately from the real property of which the Premises form a part. If any taxes on Tenant's personal property, and/or alterations are levied against Landlord or Landlord's property and if Landlord pays the same, or if the assessed value of Landlord's property is increased by the inclusion of a value placed upon the personal property, and/or alterations of Tenant and if Landlord pays the taxes based upon the increased assessment, Tenant shall pay to Landlord the taxes so levied against Landlord or the bill which is assessed against Landlord separately, or Landlord and Tenant jointly, is attributable to Tenant's alterations and personal property, Landlord's reasonable determination shall be conclusive.








                                      -17-

                     ARTICLE IX.  ASSIGNMENT AND SUBLETTING

          SECTION 9.1.  RIGHTS OF PARTIES.

               (a) Notwithstanding any provision of this Lease to the contrary, Tenant will not, either voluntarily or by operation of law, assign, sublet, encumber, or otherwise transfer all, or any part of Tenant's interest in this Lease, or permit the Premises to be occupied by anyone other than Tenant, without Landlord's prior written consent, which consent shall not unreasonably be withheld in accordance with the provisions of Section 9.1.(b). No assignment (whether voluntary, involuntary or by operation of law) and no subletting shall be valid or effective without Landlord's prior written consent and, at Landlord's election, any such assignment or subletting or attempted assignment or subletting shall constitute a material default of this Lease. Landlord shall not be deemed to have given its consent to any assignment or subletting by any other course of action. To the extent not prohibited by provisions of the Bankruptcy Code, 11 U.S.C. Section 101 et seq. (the "Bankruptcy Code"), including Section 365(f)(1), Tenant on behalf of itself and its creditors, administrators and assigns waives the applicability of Section 365(e) of the Bankruptcy Code unless the proposed assignee of the Trustee for the estate of the bankrupt meets Landlord's standard for consent as set forth in Section 9.1(b) of this Lease. If this Lease is assigned to any person or entity pursuant to the provisions of the Bankruptcy Code, any and all monies or other considerations to be delivered in connection with the assignment shall be delivered to Landlord, shall be and remain the exclusive property of Landlord and shall not constitute property of Tenant or of the estate of Tenant within the meaning of the Bankruptcy Code. Any person or entity to which this Lease is assigned pursuant to the provisions of the Bankruptcy Code shall be deemed to have assumed all of the obligations arising under this Lease on and after the date of the assignment, and shall upon demand execute and deliver to Landlord an instrument confirming that assumption.

               (b) If Tenant desires to transfer an interest in this Lease, it shall first notify Landlord of its desire and shall submit in writing to
     Landlord: (i) the name and address of the proposed transferee; (ii) the nature of any proposed subtenant's or assignee's business to be carried on in the Premises; (iii) the terms and provisions of any proposed sublease or assignment, including a copy of the proposed assignment or sublease form;
     (iv) evidence of insurance of the proposed assignee or subtenant complying with the requirements of Exhibit D hereto; (v) a completed Environmental Questionnaire from the proposed assignee or subtenant; and (vi) any other information requested by Landlord and reasonably related to the transfer. Except as provided in Subsection (e) of this Section, Landlord shall not unreasonably withhold its consent, provided: (1) the use of the Premises will be consistent with the provisions of this Lease and with Landlord's commitment to other tenants of the Project; (2) the proposed assignee or subtenant has not been required by any prior landlord, lender or governmental authority to take remedial action in connection with


                                      -18-

     Hazardous Materials contaminating a property arising out of the proposed assignee's or subtenant's actions or use of the property in question and is not subject to any enforcement order issued by any governmental authority in connection with the use, disposal or storage of a Hazardous Material;
     (3) at Landlord's election, insurance requirements shall be brought into conformity with Landlord's then current reasonable leasing practice; (4) any proposed subtenant or assignee demonstrates that it is financially responsible by submission to Landlord of all reasonable information as Landlord may request concerning the proposed subtenant or assignee, including, but not limited to, a balance sheet of the proposed subtenant or assignee as of a date within ninety (90) days of the request for Landlord's consent and statements of income or profit and loss of the proposed subtenant or assignee for the two-year period preceding the request for Landlord's consent, and/or a certification signed by the proposed subtenant or assignee that it has not been evicted or been in arrears in rent at any other leased premises for the 3-year period preceding the request for Landlord's consent; (5) any proposed subtenant or assignee demonstrates to Landlord's reasonable satisfaction a record of successful experience in business; (6) the proposed assignee or subtenant is not an existing tenant of the Project or a prospect with whom Landlord is negotiating to become a tenant at the Project; and (7) the proposed transfer will not impose additional burdens or adverse tax effects on Landlord.

     If Landlord consents to the proposed transfer, Tenant may within ninety
     (90) days after the date of the consent effect the transfer upon the terms described in the information furnished to Landlord; provided that any material change in the terms shall be subject to Landlord's consent as set forth in this Section. Landlord shall approve or disapprove any requested transfer within thirty (30) days following receipt of Tenant's written request, the information set forth above, and the fee set forth below.

               (c) Notwithstanding the provisions of Subsection (b) above, in lieu of consenting to a proposed assignment [See Rider Page 8-A], Landlord may elect to (i) sublease the Premises (or the portion proposed to be subleased), or take an assignment of Tenant's interest in this Lease, upon the same terms as offered to the proposed subtenant or assignee (excluding terms relating to the purchase of personal property, the use of Tenant's name or the continuation of Tenant's business), or (ii) terminate this Lease as to the portion of the Premises proposed to be subleased or assigned with a proportionate abatement in the rent payable under this Lease, effective on the date that the proposed sublease or assignment would have become effective. Landlord may thereafter, at its option, assign or re-let any space so recaptured to any third party, including without limitation the proposed transferee of Tenant.

               (d) Tenant agrees that fifty percent (50%) of any base rental amounts paid by the assignee or subtenant, however described, in excess of
     (i) the Basic Rent payable by Tenant hereunder, or in the case of a sublease of a portion of the Premises, in excess of the Basic Rent


                                      -19-
     reasonably allocable to such portion, plus (ii) Tenant's direct out-of-pocket costs which Tenant certifies to Landlord have been paid [See Rider Page 8-A] shall be the property of Landlord and such amounts shall be payable directly to Landlord by the assignee or subtenant or, at Landlord's option, by Tenant. At Landlord's request, a written agreement shall be entered into by and among Tenant, Landlord and the proposed assignee or subtenant confirming the requirements of this subsection.

               (e) Tenant shall pay to Landlord a fee of Five Hundred Dollars ($500.00) if and when any transfer hereunder is requested by Tenant. Such fee is hereby acknowledged as a reasonable amount to reimburse Landlord for its costs of review and evaluation of a proposed assignee/sublessee, and Landlord shall not be obligated to consent to such transfer unless and until such fee is paid.

          SECTION 9.2. EFFECT OF TRANSFER. No subletting or assignment, even with the consent of Landlord, shall relieve Tenant of its obligation to pay rent and to perform all its other obligations under this Lease. Moreover, Tenant shall indemnify and hold Landlord harmless, as provided in Section 10.3, for any act or omission by an assignee or subtenant. Each assignee, other than Landlord, shall be deemed to assume all obligations of Tenant under this Lease and shall be liable jointly and severally with Tenant for the payment of all rent, and for the due performance of all of Tenant's obligations, under this Lease. No transfer shall be binding on Landlord unless any document memorializing the transfer is delivered to Landlord and both the assignee/subtenant and Tenant deliver to Landlord an executed consent to transfer instrument prepared by Landlord and consistent with the requirements of this Article. The acceptance by Landlord of any payment due under this Lease from any other person shall not be deemed to be a waiver by Landlord of any provision of this Lease or to be a consent to any transfer. Consent by Landlord to one or more transfers shall not operate as a waiver or estoppel to the future enforcement by Landlord of its rights under this Lease.

          SECTION 9.3. SUBLEASE REQUIREMENTS. The following terms and conditions shall apply to any subletting by Tenant of all or any part of the Premises and shall be deemed included in each sublease:

               (a) Each and every provision contained in this Lease (other than with respect to the payment of rent hereunder) is incorporated by reference into and made a part of such sublease, with "Landlord" hereunder meaning the sublandlord therein and "Tenant" hereunder meaning the subtenant therein.

               (b) Tenant hereby irrevocably assigns to Landlord all of Tenant's interest in all rentals and income arising from any sublease of the Premises, and Landlord may collect such rent and income and apply same toward Tenant's obligations under this Lease; provided, however, that until a default occurs in the performance of Tenant's obligations under this Lease, Tenant shall have the right to receive and collect the sublease rentals. Landlord shall not, by reason of this assignment or the collection


                                      -20-
     of sublease rentals, be deemed liable to the subtenant for the performance of any of Tenant's obligations under the sublease. Tenant hereby irrevocably authorizes and directs any subtenant, upon receipt of a written notice from Landlord stating that an uncured default exists in the performance of Tenant's obligations under this Lease, to pay to Landlord all sums then and thereafter due under the sublease. Tenant agrees that the subtenant may rely on that notice without any duty of further inquiry and notwithstanding any notice or claim by Tenant to the contrary. Tenant shall have no right or claim against the subtenant or Landlord for any rentals so paid to Landlord.

               (c) In the event of the termination of this Lease, Landlord may, at its sole option, take over Tenant's entire interest in any sublease and, upon notice from Landlord, the subtenant shall attorn to Landlord. In no event, however, shall Landlord be liable for any previous act or omission by Tenant under the sublease or for the return of any advance rental payments or deposits under the sublease that have not been actually delivered to Landlord, nor shall Landlord be bound by any sublease modification executed without Landlord's consent or for any advance rental payment by the subtenant in excess of one month's rent. The general provisions of this Lease, including without limitation those pertaining to insurance and indemnification, shall be deemed incorporated by reference into the sublease despite the termination of this Lease.

          SECTION 9.4. [See Rider Page 9-A]


                       ARTICLE X.  INSURANCE AND INDEMNITY

          SECTION 10.1. TENANT'S INSURANCE. Tenant, at its sole cost and expense, shall provide and maintain in effect the insurance described in Exhibit D. Evidence of that insurance must be delivered to Landlord prior to the Commencement Date.

          SECTION 10.2.  LANDLORD'S INSURANCE.  [See Rider Page 9-A]


          SECTION 10.3. TENANT'S INDEMNITY. To the fullest extent permitted by law, Tenant shall defend, indemnify, protect, save and hold harmless Landlord, [See Rider Page 9-A] any corporations or other entities controlling, controlled by or under common control with Landlord, from and against any and all claims, liabilities, costs or expenses arising either before or after the Commencement Date from Tenant's use or occupancy of the Premises, the Building or the Common Areas, or from the conduct of its business, or from any activity, work, or thing done, permitted or suffered by Tenant or its agents, employees, invitees or licensees in or about the Premises, the Building or the Common Areas, or from any default in the performance of any obligation on Tenant's part to be performed under this Lease, or from any act or negligence of Tenant or its agents, employees, visitors, patrons, guests, invitees or licensees. Landlord may, at


                                      -21-
     its option, require Tenant to assume Landlord's defense in any action covered by this Section through counsel reasonably satisfactory to Landlord. [See Rider Page 9-A] The provisions of this section shall expressly survive the expiration or sooner termination of this Lease.

          SECTION 10.4. LANDLORD'S NONLIABILITY. Landlord shall not be liable to Tenant, its employees, agents and invitees, and Tenant hereby waives all claims against Landlord for loss of or damage to any property, or any injury to any person, or loss or interruption of business or income, or any other loss, cost, damage, injury or liability whatsoever (including without limitation any consequential damages and lost profit or opportunity costs) resulting from, but not limited to, Acts of God, acts of civil disobedience or insurrection, acts or omissions of other tenants within the Project or their agents, employees, contractors, guests or invitees, fire, explosion, falling plaster, steam, gas, electricity, water or rain which may leak or flow from or into any part of the Building or from the breakage, leakage, obstruction or other defects of the pipes, sprinklers, wires, appliances, plumbing, air conditioning, electrical works or other fixtures in the Building, whether the damage or injury results from conditions arising in the Premises or in other portions of the Project. [See Rider Page 10-A] It is understood that any such condition may require the temporary evacuation or closure of all or a portion of the Building. Except as provided in Sections 11.1 and 12.1 below, there shall be no abatement of rent and no liability of Landlord by reason of any injury to or interference with Tenant's business (including without limitation consequential damages and lost profit or opportunity costs) arising from the making of any repairs, alterations or improvements to any portion of the Building, including repairs to the Premises, nor shall any related activity by Landlord constitute an actual or constructive eviction; provided, however, that in making repairs, alterations or improvements, Landlord shall interfere as little as reasonably practicable with the conduct of Tenant's business in the Premises. Neither Landlord nor its agents shall be liable for interference with light or other similar intangible interests. Tenant shall immediately notify Landlord in case of fire or accident in the Premises, the Building or the Project and of defects in any improvements or equipment.

          SECTION 10.5. WAIVER OF SUBROGATION. Landlord and Tenant each hereby waives all rights of recovery against the other and the other's agents on account of loss and damage occasioned to the property of such waiving party to the extent only that such loss or damage is required to be insured against or, in fact is insured against, under any "all risk" property insurance policies required by this Article XI (notwithstanding any self insurance program with respect to such risks which may then be in effect). By this waiver it is the intent of the parties that neither Landlord nor Tenant shall be liable to any insurance company (by way of subrogation or otherwise) insuring the other party for any loss or damage insured against under any "all-risk" property insurance policies required by this Article, even though such loss or damage might be occasioned by the negligence of such party, its agents, employees, contractors, guests or invitees.


                                      -22-

     The provisions of this Section shall not limit the indemnification provisions elsewhere contained in this Lease. [See Rider Page 10-A]


                       ARTICLE XI.  DAMAGE OR DESTRUCTION

          SECTION 11.1.  RESTORATION.

               (a) If the Building is damaged, Landlord shall repair that damage as soon as reasonably possible, at its expense, unless: (i) Landlord reasonably determines that more than $100,000 of the cost of repair is not covered by Landlord's fire and extended coverage insurance (notwithstanding any self insurance program with respect to such risks which may then be in effect) plus such additional amounts Tenant elects, at its option, to contribute, excluding however the amount of a reasonable deductible (not to exceed $10,000.00) (for which Tenant shall be responsible for Tenant's proportionate share); (ii) Landlord reasonably determines that the Premises cannot, with reasonable diligence, be fully repaired by Landlord (or cannot be safety repaired because of the presence of hazardous factors, including without limitation Hazardous Materials, earthquake faults, and other similar dangers) within two hundred seventy (270) days after the date of the damage; (iii) an event of default by Tenant has occurred and is continuing at the time of such damage; or (iv) the damage occurs during the final twelve (12) months of the Term (and would cost more than $100,000.00 to repair). Should Landlord elect not to repair the damage for one of the preceding reasons, Landlord shall so notify Tenant in writing within thirty
     (30) days after the damage occurs and this Lease shall terminate as of the date of that notice.

               (b) Unless Landlord elects to terminate this Lease in accordance with subsection (a) above, this Lease shall continue in effect for the remainder of the Term; provided that so long as Tenant is not in default under this Lease, if the damage is so extensive that Landlord reasonably determines that the Premises cannot, with reasonable diligence, be repaired by Landlord (or cannot be safely repaired because of the presence of hazardous factors, earthquake faults, and other similar dangers) so as to allow Tenant's substantial use and enjoyment of the Premises within two hundred seventy (270) days after the date of damage, [See Rider Page 10-A] then Tenant may elect to terminate this Lease by written notice to Landlord within the thirty (30) day period stated in subsection (a).

               (c) Commencing on the date of any damage to the Building, and ending on the sooner of the date the damage is repaired or the date this Lease is terminated, the rental to be paid under this Lease shall be abated in the same proportion that the floor area of the Building that is rendered unusable by the damage from time to time bears to the total floor area of the Building. [See Rider Page 10-A]

               (d) Notwithstanding the provisions of subsections (a), (b) and (c) of this Section, and subject to the provisions of Section 10.5


                                      -23-
     above, the cost of any repairs shall be borne by Tenant, and Tenant shall not be entitled to rental abatement or termination rights, if the damage is due to the gross negligence or wilful misconduct of Tenant or its employees, subtenants, invitees or representatives. In addition, the provisions of this Section shall not be deemed to require Landlord to repair any improvements or fixtures that Tenant is obligated to repair or insure pursuant to any other provision of this Lease.

               (e) Tenant shall fully cooperate with Landlord in removing Tenant's personal property and any debris from the Premises to facilitate all inspections of the Premises and the making of any repairs. Notwithstanding anything to the contrary contained in this Lease, if Landlord in good faith believes there is a risk of injury to persons or damage to property from entry into the Building or Premises following any damage or destruction thereto, Landlord may restrict entry into the Building or the Premises by Tenant, its employees, agents and contractors in a non-discriminatory manner, without being deemed to have violated Tenant's rights of quiet enjoyment to, or made an unlawful detainer of, or evicted Tenant from, the Premises. Upon request, Landlord shall consult with Tenant to determine if there are safe methods of entry into the Building or the Premises solely in order to allow Tenant to retrieve files, data in computers, and necessary inventory, subject however to all indemnities and waivers of liability from Tenant to Landlord contained in this Lease and any additional indemnities and waivers of liability which Landlord may require.

          SECTION 11.2. LEASE GOVERNS. Tenant agrees that the provisions of this Lease, including without limitation Section 11.1, shall govern any damage or destruction and shall accordingly supersede any contrary statute or rule of law.


                          ARTICLE XII.  EMINENT DOMAIN

          SECTION 12.1. TOTAL OR PARTIAL TAKING. If all or a material portion of the Premises is taken by any lawful authority by exercise of the right of eminent domain, or sold to prevent a taking, either Tenant or Landlord may terminate this Lease effective as of the date possession is required to be surrendered to the authority. In the event title to a portion of the Premises is taken or sold in lieu of taking, and if Landlord elects to restore the Premises in such a way as to alter the Premises materially, either party may terminate this Lease, by written notice to the other party, effective on the date of vesting of title. In the event neither party has elected to terminate this Lease as provided above, then Landlord shall promptly, after receipt of a sufficient condemnation award, proceed to restore the Premises to substantially their condition prior to the taking, and a proportionate allowance shall be made to Tenant for the rent corresponding to the time during which, and to the part of the Premises of which, Tenant is deprived on account of the taking and restoration. In the event of a taking, Landlord shall be entitled to the entire amount of the


                                      -24-
     condemnation award without deduction for any estate or interest of Tenant; provided that nothing in this Section shall be deemed to give Landlord any interest in, or prevent Tenant from seeking any award against the taking authority for, the taking of personal property and fixtures belonging to Tenant or for relocation or business interruption expenses recoverable from the taking authority.

          SECTION 12.2. TEMPORARY TAKING. No temporary taking of the Premises shall terminate this Lease or give Tenant any right to abatement of rent, and any award specifically attributable to a temporary taking of the Premises shall belong entirety to Tenant. A temporary taking shall be deemed to be a taking of the use or occupancy of the Premises for a period of not to exceed one hundred eighty (180) days.

          SECTION 12.3. TAKING OF PARKING AREA. In the event there shall be a taking of the parking area such that Landlord can no longer provide sufficient parking to comply with Item 14 of the Basic Provisions of this Lease, Landlord may substitute reasonably equivalent parking for up to but not exceeding 52 spaces in a location reasonably close to the Building; provided that if Landlord fails to make that substitution within sixty days following the taking and if the taking materially impairs Tenant's use and enjoyment of the Premises, Tenant may, at its option, terminate this Lease by written notice to Landlord. If this Lease is not so terminated by Tenant, there shall be no abatement of rent and this Lease shall continue in effect.


         ARTICLE XIII.  SUBORDINATION; ESTOPPEL CERTIFICATE; FINANCIALS

          SECTION 13.1. SUBORDINATION. At the option of Landlord, this Lease shall be either superior or subordinate to all ground or underlying leases, mortgages and deeds of trust, if any, which may hereafter affect the Premises, and to all renewals, modifications, consolidations, replacements and extensions thereof; provided, that so long as Tenant is not in default under this Lease beyond any applicable cure period, this Lease shall not be terminated or Tenant's quiet enjoyment of the Premises disturbed in the event of termination of any such ground or underlying Lease, or the foreclosure of any such mortgage or deed of trust, to which Tenant has subordinated this Lease pursuant to this Section. In the event of a termination or foreclosure, Tenant shall become a tenant of and attorn to the successor-in-interest to Landlord upon the same terms and conditions as are contained in this Lease, and shall execute any instrument reasonably required by Landlord's successor for that purpose. Tenant shall also, upon written request of Landlord, execute and deliver all instruments as may be required from time to time to subordinate the rights of Tenant under this Lease to any ground or underlying Lease or to the lien of any mortgage or deed of trust (provided that such instruments include the nondisturbance and attornment provisions set forth above), or, if requested by Landlord,



                                      -25-
     to subordinate, in whole or in part, any ground or underlying lease or the lien of any mortgage or deed of trust to this Lease. [See Rider Page 11-A]

          SECTION 13.2.  ESTOPPEL CERTIFICATE.

               (a) Tenant shall, at any time upon not less than ten (10) days prior written notice from Landlord, execute, acknowledge and deliver to Landlord, in any form that Landlord may reasonably require, a statement in writing (i) certifying that this Lease is unmodified and in full force and effect (or, if modified, stating the nature of the modification and certifying that this Lease, as modified, is in full force and effect) and the dates to which the rental, additional rent and other charges have been paid in advance, if any, and (ii) acknowledging that, to Tenant's actual knowledge, there are no uncured defaults on the part of Landlord, or specifying each default if any are claimed, and (iii) setting forth all further information that Landlord may reasonably require. Tenant's statement may be relied upon by any prospective purchaser or encumbrancer of the Premises.

               (b) Notwithstanding any other rights and remedies of Landlord, Tenant's failure to deliver any estoppel statement within the provided time shall be conclusive upon Tenant that (i) this Lease is in full force and effect, without modification except as may be represented by Landlord, (ii) there are no uncured defaults in Landlord's performance, and (iii) not more than one month's rental has been paid in advance.

          SECTION 13.3.  FINANCIALS.

               (a) Tenant shall deliver to Landlord, prior to the execution of this Lease and thereafter at any time upon Landlord's request, Tenant's current tax returns and financial statements, certified true, accurate and complete by the chief financial officer of Tenant, including a balance sheet and profit and loss statement for the most recent prior year (collectively, the "Statements"), which Statements shall accurately and completely reflect the financial condition of Tenant. Landlord agrees that it will keep the Statements confidential, except that Landlord shall have the right to deliver the same to any proposed purchaser or encumbrancer of the Premises. [See Rider Page 11-A]

               (b) Tenant acknowledges that Landlord is relying on the Statements in its determination to enter into this Lease, and Tenant represents to Landlord, which representation shall be deemed made on the date of this Lease and again on the Commencement Date, that no material change in the financial condition of Tenant, as reflected in the Statements, has occurred since the date Tenant delivered the Statements to Landlord. The Statements are represented and warranted by Tenant to be correct and to accurately and fully reflect Tenant's true financial condition as of the date of submission by any Statements to Landlord.



                                      -26-

                       ARTICLE XIV.  DEFAULTS AND REMEDIES

          SECTION 14.1. TENANT'S DEFAULTS. In addition to any other event of default set forth in this Lease, the occurrence of any one or more of the following events shall constitute a default by Tenant:

               (a) The failure by Tenant to make any payment of rent or additional rent required to be made by Tenant, as and when due, where the failure continues for a period of ten (10) days after written notice from Landlord to Tenant; provided, however, that any such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure Section 1161 and 1161(a) as amended. For purposes of these default and remedies provisions, the term "additional rent" shall be deemed to include all amounts of any type whatsoever other than Basic Rent to be paid by Tenant pursuant to the terms of this Lease.

               (b) Assignment, sublease, encumbrance or other transfer of the Lease by Tenant, either voluntarily or by operation of law, whether by judgment, execution, transfer by intestacy or testacy, or other means, without the prior written consent of Landlord (unless otherwise permitted by the terms of Section 9.4 of this Lease).

               (c) The discovery by Landlord that any financial statement provided by Tenant, or by any affiliate, successor or guarantor of Tenant, was materially false.

               (d) The failure of Tenant to timely and fully provide any subordination agreement, estoppel certificate or financial statements in accordance with the requirements of Article XIII.

               (e) The failure or inability by Tenant to observe or perform any of the express or implied covenants or provisions of this Lease to be observed or performed by Tenant, other than as specified in any other subsection of this Section, where the failure continues for a period of thirty (30) days after written notice from Landlord to Tenant or such shorter period as is specified in any other provision of this Lease; provided, however, that any such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure
     Section 1161 and 1161(a) as amended. However, if the nature of the failure is such that more than thirty (30) days are reasonably required for its cure, then Tenant shall not be deemed to be in default if Tenant commences the cure within thirty (30) days, and thereafter diligently pursues the cure to completion.

               (f) (i) The making by Tenant of any general assignment for the benefit of creditors; (ii) the filing by or against Tenant of a petition to have Tenant adjudged a Chapter 7 debtor under the Bankruptcy Code or to have debts discharged or a petition for reorganization or arrangement under any law relating to bankruptcy (unless, in the case of a petition filed against Tenant, the same is dismissed within thirty (30) days); (iii) the appointment of a trustee or receiver to take possession of substantially


                                      -27-
     all of Tenant's assets located at the Premises or of Tenant's interest in this Lease, if possession is not restored to Tenant within thirty (30) days; (iv) the attachment, execution or other judicial seizure of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease, where the seizure is not discharged within thirty
     (30) days; or (v) Tenant's convening of a meeting of its creditors for the purpose of effecting a moratorium upon or composition of its debts. Landlord shall not be deemed to have knowledge of any event described in this subsection unless notification in writing is received by Landlord, nor shall there be any presumption attributable to Landlord of Tenant's insolvency. in the event that any provision of this subsection is contrary to applicable law, the provision shall be of no force or effect.

          SECTION 14.2.  LANDLORD'S REMEDIES.

               (a) In the event of any default by Tenant, beyond any applicable cure period, then in addition to any other remedies available to Landlord, Landlord may exercise the following remedies:

                    (i) Landlord may terminate Tenant's right to possession of the Premises by any lawful means, in which case this Lease shall terminate and Tenant shall immediately surrender possession of the Premises to Landlord. Such termination shall not affect any accrued obligations of Tenant under this Lease. Upon termination, Landlord shall have the right to reenter the Premises and remove all persons and property. Landlord shall also be entitled to recover from Tenant:

                         (1) The worth at the time of award of the unpaid rent and additional rent which had been earned at the time of termination;

                         (2) The worth at the time of award of the amount by which the unpaid rent and additional rent which would have been earned after termination until the time of award exceeds the amount of such loss that Tenant proves could have been reasonably avoided;

                         (3) The worth at the time of award of the amount by which the unpaid rent and additional rent for the balance of the Term after the time of award exceeds the amount of such loss that Tenant proves could be reasonably avoided;

                         (4) Any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result from Tenant's default, including, but not limited to, the cost of recovering possession of the Premises, refurbishment of the Premises, marketing costs, commissions and other reasonable expenses of reletting, including necessary repair, [See Rider Page 12-A] the unamortized portion of any tenant improvements and brokerage commissions



                                      -28-
     funded by Landlord in connection with this Lease, reasonable attorneys' fees, and any other reasonable costs; and

                         (5) At Landlord's election, all other amounts in addition to or in lieu of the foregoing as may be permitted by law. The term "rent" as used in this Lease shall be deemed to mean the Basic Rent and all other sums required to be paid by Tenant to Landlord pursuant to the terms of this Lease. Any sum, other than Basic Rent, shall be computed on the basis of the average monthly amount accruing during the twenty-four
     (24) month period immediately prior to default, except that if it becomes necessary to compute such rental before the twenty-four (24) month period has occurred, then the computation shall be on the basis of the average monthly amount during the shorter period. As used in subparagraphs (1) and
     (2) above, the "worth at the time of award" shall be computed by allowing interest at the rate of ten percent (10%) per annum. As used in subparagraph (3) above, the "worth at the time of award" shall be computed by discounting the amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%).

                   (ii) Landlord may elect not to terminate Tenant's right to possession of the Premises, in which event Landlord may continue to enforce all of its rights and remedies under this Lease, including the right to collect all rent as it becomes due. Efforts by the Landlord to maintain, preserve or relet the Premises, or the appointment of a receiver to protect the Landlord's interests under this Lease, shall not constitute a termination of the Tenant's right to possession of the Premises. In the event that Landlord elects to avail itself of the remedy provided by this subsection (ii), Landlord shall not unreasonably withhold its consent to an assignment or subletting of the Premises subject to the reasonable standards for Landlord's consent as are contained in this Lease.

               (b) The various rights and remedies reserved to Landlord in this Lease or otherwise shall be cumulative and, except as otherwise provided by California law, Landlord may pursue any or all of its rights and remedies at the same time.

               (c) No delay or omission of Landlord to exercise any right or remedy shall be construed as a waiver of the right or remedy or of any default by Tenant. The acceptance by Landlord of rent shall not be a (i) waiver of any preceding breach or default by Tenant of any provision of this Lease, other than the failure of Tenant to pay the particular rent accepted, regardless of Landlord's knowledge of the preceding breach or default at the time of acceptance of rent, or (ii) a waiver of Landlord's right to exercise any remedy available to Landlord by virtue of the breach or default. The acceptance of any payment from a debtor in possession, a trustee, a receiver or any other person acting on behalf of Tenant or Tenant's estate shall not waive or cure a default under Section 14.1. No payment by Tenant or receipt by Landlord of a lesser amount than the rent required by this Lease shall be deemed to be other than a partial payment on account of the earliest due stipulated rent, nor shall any endorsement



                                      -29-
     or statement on any check or letter be deemed an accord and satisfaction and Landlord shall accept the check or payment without prejudice to Landlord's right to recover the balance of the rent or pursue any other remedy available to it. No act or thing done by Landlord or Landlord's agents during the Term shall be deemed an acceptance of a surrender of the Premises, and no agreement to accept a surrender shall be valid unless in writing and signed by Landlord. No employee of Landlord or of Landlord's agents shall have any power to accept the keys to the Premises prior to the termination of this Lease, and the delivery of the keys to any employee shall not operate as a termination of the Lease or a surrender of the Premises.

          SECTION 14.3.  LATE PAYMENTS.

               (a) Any rent due under this Lease that is not received by Landlord within ten 10 days of the date when due shall bear interest at the Bank of America prime lending rate plus three percent (3%) from the date due until fully paid. The payment of interest shall not cure, any default by Tenant under this Lease. In addition, Tenant acknowledges that the late payment by Tenant to Landlord of rent will cause Landlord to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult and impracticable to ascertain. Those costs may include, but are not limited to, administrative, processing and accounting charges, and late charges which may be imposed on Landlord by the terms of any ground Lease, mortgage or trust deed covering the Premises. Accordingly, if any rent due from Tenant shall not be received by Landlord or Landlord's designee within ten (10) days after the date due, then Tenant shall pay to Landlord, in addition to the interest provided above, a late charge in a sum equal to the greater of five percent (5%) of the amount overdue or Two Hundred Fifty Dollars ($250.00) for each delinquent payment. Acceptance of a late charge by Landlord shall not constitute a waiver of Tenant's default with respect to the overdue amount, nor shall it prevent Landlord from exercising any of its other rights and remedies. [See Rider Page 13-A]

               (b) Following each second consecutive installment of rent that is not paid within five (5) days following notice of nonpayment from Landlord, Landlord shall have the option to require that Tenant increase the amount, if any, of the Security Deposit by one hundred percent (100%). Should Tenant deliver to Landlord, at any time during the Term, two (2) or more insufficient checks, the Landlord may require that all monies then and thereafter due from Tenant be paid to Landlord by cashier's check.

          SECTION 14.4. RIGHT OF LANDLORD TO PERFORM. All covenants and agreements to be performed by Tenant under this Lease shall be performed at Tenant's sole cost and expense and without any abatement of rent or right of set-off. Except as expressly provided in Sections 6.1 or 14.5 of this Lease. If Tenant fails to pay any sum of money, other than rent, or fails to perform any other act on its part to be performed under this Lease, and the failure continues beyond any applicable grace period set forth in
     Section 14.1, then in addition to any other available remedies, Landlord


                                      -30-
     may, at its election make the payment or perform the other act on Tenant's part. Landlord's election to make the payment or perform the act on Tenant's part shall not give rise to any responsibility of Landlord to continue making the same or similar payments or performing the same or similar acts. Tenant shall, promptly upon demand by Landlord, reimburse Landlord for all sums paid by Landlord and all necessary incidental costs, together with interest at the maximum rate permitted by law from the date of the payment by Landlord. Landlord shall have the same rights and remedies if Tenant fails to pay those amounts as Landlord would have in the event of a default by Tenant in the payment of rent.

          SECTION 14.5. DEFAULT BY LANDLORD. Landlord shall not be deemed to be in default in the performance of any obligation under this Lease, unless and until it has failed to perform the obligation within thirty (30) days after written notice by Tenant to Landlord specifying in reasonable detail the nature and extent of the failure; provided, however, that if the nature of Landlord's obligation is such that more than thirty (30) days are required for its performance, then Landlord shall not be deemed to be in default if it commences performance within the thirty (30) day period and thereafter diligently pursues the cure to completion. [See Rider Page 13-A]

          SECTION 14.6. EXPENSES AND LEGAL FEES. All sums reasonably incurred by Landlord in connection with any event of default by Tenant under this Lease or holding over of possession by Tenant after the expiration or earlier termination of this Lease, including without limitation all costs, expenses and actual accountants, appraisers, attorneys and other professional fees, and any collection agency or other collection charges, shall be due and payable by Tenant to Landlord on demand, and shall bear interest at the rate of ten percent (10%) per annum. Should either Landlord or Tenant bring any action in connection with this Lease, the prevailing party shall be entitled to recover as a part of the action its reasonable attorneys' fees, and all other costs. The prevailing party for the purpose of this paragraph shall be determined by the trier of the facts.

          SECTION 14.7. WAIVER OF JURY TRIAL. LANDLORD AND TENANT EACH ACKNOWLEDGES THAT IT IS AWARE OF AND HAS HAD THE ADVICE OF COUNSEL OF ITS CHOICE WITH RESPECT TO ITS RIGHTS TO TRIAL BY JURY. AND EACH PARTY DOES HEREBY EXPRESSLY AND KNOWINGLY WAIVE AND RELEASE ALL SUCH RIGHTS TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY EITHER PARTY HERETO AGAINST THE OTHER (AND/OR AGAINST ITS OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, OR SUBSIDIARY OR AFFILIATED ENTITIES) ON ANY MATTERS WHATSOEVER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS LEASE, TENANT'S USE OR OCCUPANCY OF THE PREMISES, AND/OR ANY CLAIM OF INJURY OR DAMAGE.

          SECTION 14.8. SATISFACTION OF JUDGMENT. The obligations of Landlord do not constitute the personal obligations of the individual partners, trustees, directors, officers or shareholders of Landlord or its constituent partners. Should Tenant recover a money judgment against Landlord, such judgment shall be satisfied only out of the


                                      -31-
     proceeds of sale received upon execution of such judgment and levied thereon against the right, title and interest of Landlord in the Project and out of the rent or other income from such property receivable by Landlord or out of consideration received by Landlord from the sale or other disposition of all or any part of Landlord's right, title or interest in the Project, and no action for any deficiency may be sought or obtained by Tenant. [See Rider Page 13-A]

          SECTION 14.9.  [Deleted]


                            ARTICLE XV.  END OF TERM

          SECTION 15.1. HOLDING OVER. This Lease shall terminate without further notice upon the expiration of the Term, and any holding over by Tenant after the expiration shall not constitute a renewal or extension of this Lease, or give Tenant any rights under this Lease, except when in writing signed by both parties. If Tenant holds over for any period after the expiration (or earlier termination) of the Term without the prior written consent of Landlord, such possession shall constitute a tenancy at sufferance only; such holding over with the prior written consent of Landlord shall constitute a month-to-month tenancy commencing on the first
     (1st) day following the termination of this Lease. If Tenant fails to surrender the Premises upon the expiration of this Lease despite demand to do so by Landlord, Tenant shall indemnify and hold Landlord harmless from all loss or liability, including without limitations any claims made by any succeeding tenant relating to such failure to surrender. Acceptance by Landlord of rent after the termination shall not constitute a consent to a holdover or result in a renewal of this Lease. The foregoing provisions of this Section are in addition to and do not affect Landlord's right of re-entry or any other rights of Landlord under this Lease or at law.

          SECTION 15.2. MERGER ON TERMINATION. The voluntary or other surrender of this Lease by Tenant, or a mutual termination of this Lease, shall terminate any or all existing subleases unless Landlord, at its option, elects in writing to treat the surrender or termination as an assignment to it of any or all subleases affecting the Premises.

          SECTION 15.3. SURRENDER OF PREMISES; REMOVAL OF PROPERTY. Upon the Expiration Date or upon any earlier termination of this Lease, Tenant shall quit and surrender possession of the Premises to Landlord in as good order, condition and repair as when received or as hereafter may be improved by Landlord or Tenant, reasonable wear and tear and repairs which are Landlord's obligation excepted, and shall, without expense to Landlord, remove or cause to be removed from the Premises all personal property and debris, except for any items that Landlord may by written authorization allow to remain. Tenant shall repair all damage to the Premises resulting from the removal, which repair shall include the patching and fitting of holes and repair of structural damage, provided that Landlord may instead elect to repair any structural damage at Tenant's expense. If Tenant shall fail to comply with the provisions of this Section, Landlord may effect


                                      -32-
     the removal and/or make any repairs, and the cost to Landlord shall be additional rent payable by Tenant upon demand. If Tenant fails to remove Tenant's personal property from the Premises upon the expiration of the Term, Landlord may remove, store, dispose of and/or retain such personal property, at Landlord's option, in accordance with then applicable laws, all at the expense of Tenant. If requested by Landlord, Tenant shall execute, acknowledge and deliver to Landlord an instrument in writing releasing and quitclaiming to Landlord all right, title and interest of Tenant in the Premises.


                       ARTICLE XVI.  PAYMENTS AND NOTICES

          All sums payable by Tenant to Landlord shall be paid, without deduction or offset, except as expressly provided in Section 6.1 and 14.5 of this Lease, in lawful money of the United States to Landlord at its address set forth in Item 12 of the Basic Lease Provisions, or at any other place as Landlord may designate in writing. Unless this Lease expressly provides otherwise, as for example in the payment of rent pursuant to
     Section 4.1, all payments due and payable within ten (10) days after demand. All payments requiring proration shall be prorated on the basis of a thirty (30) day month and a three hundred sixty (360) day year. Any notice, election, demand, consent, approval or other communication to be given or other document to be delivered by either party to the other may be delivered in person or by courier or overnight delivery service to the other party, or may be deposited in the United States mail, duty registered or certified, postage prepaid, return receipt requested, and addressed to the other party at the address set forth in Item 12 of the Basic Lease Provisions, or if to Tenant, at that address or, from and after the Commencement Date, at the Premises (whether or not Tenant has departed from, abandoned or vacated the Premises), or may be delivered by telegram, telex or telecopy, provided that receipt thereof is telephonically confirmed. Either party may, by written notice to the other, served in the manner provided in this Article, designate a different address. If any notice or other document is sent by mail, it shall be deemed served or delivered twenty-four (24) hours after mailing. If more than one person or entity is named as Tenant under this Lease, service of any notice upon any one of them shall be deemed as service upon all of them.


                      ARTICLE XVII.  RULES AND REGULATIONS

          Tenant agrees to observe faithfully and comply strictly with the Rules and Regulations, attached as Exhibit E, and any reasonable and nondiscriminatory amendments, modifications and/or additions as may be adopted and published by written notice to tenants by Landlord for the safety, care, security, good order, or cleanliness of the Premises, and Project and Common Areas (if applicable). Landlord shall not be liable to Tenant for any violation of the Rules and Regulations or the breach of any covenant or condition in any lease by any other tenant of the Project,


                                      -33-
     if any, or such tenant's agents, employees, contractors, quests or invitees. One or more waivers by Landlord of any breach of the Rules and Regulations by Tenant or by any other tenant(s) shall not be a waiver of any subsequent breach of that rule or any other. Tenant's failure to keep and observe the Rules and Regulations shall constitute a default under this Lease. In the case of any conflict between the Rules and Regulations and this Lease, this Lease shall be controlling.


                       ARTICLE XVIII.  BROKER'S COMMISSION

          The parties recognize as the broker(s) who negotiated this Lease the firm(s), if any, whose name(s) is (are) stated in Item 10 of the Basic Lease Provisions, and agree that Landlord shall be responsible for the payment of brokerage commissions to those broker(s) unless otherwise provided in this Lease. Tenant and Landlord each warrants to the other that it has had no dealings with any other real estate broker or agent in connection with the negotiation of this Lease, and each agrees to indemnify and hold the other harmless from any cost, expense or liability (including reasonable attorneys' fees) for any compensation, commissions or charges claimed by any other real estate broker or agent employed or claiming to represent or to have been employed by the indemnifying party in connection with the negotiation of this Lease. The foregoing agreement shall survive the termination of this Lease. If Tenant fails to take possession of the Premises or if this Lease otherwise terminates prior to the Expiration Date as the result of failure of performance by Tenant, Landlord shall be entitled to recover from Tenant the unamortized portion of any brokerage commission funded by Landlord in addition to any other damages to which Landlord may be entitled.


                  ARTICLE XIX.  TRANSFER OF LANDLORD'S INTEREST

          In the event of any transfer of Landlord's interest in the Premises, the transferor shall be automatically relieved of all obligations on the part of Landlord accruing under this Lease from and after the date of the transfer, provided that any funds held by the transferor in which Tenant has an interest shall be turned over, subject to that interest, to the transferee and Tenant is notified of the transfer as required by law. It is intended that the covenants and obligations contained in this Lease on the part of Landlord shall, subject to the foregoing, be binding on Landlord, its successors and assigns, only during and in respect to their respective successive periods of ownership.


                           ARTICLE XX.  INTERPRETATION

          SECTION 20.1. GENDER AND NUMBER. Whenever the context of this Lease requires, the words "Landlord" and "Tenant" shall include the



                                      -34-
     plural as well as the singular, and words used in neuter, masculine or feminine genders shall include the others.

          SECTION 20.2. HEADINGS. The captions and headings of the articles and sections of this Lease are for convenience only, are not a part of this Lease and shall have no effect upon its construction or interpretation.

          SECTION 20.3. JOINT AND SEVERAL LIABILITY. If more than one person or entity is named as Tenant, the obligations imposed upon each shall be joint and several and the act of or notice from, or notice or refund to, or the signature of, any one or more of them shall be binding on all of them with respect to the tenancy of this Lease, including, but not limited to, any renewal, extension, termination or modification of this Lease.

          SECTION 20.4. SUCCESSORS. Subject to Articles IX and XIX, all rights and liabilities given to or imposed upon Landlord and Tenant shall extend to and bind their respective heirs, executors, administrators, successors and assigns. Nothing contained in this Section is intended, or shall be construed, to grant to any person other than Landlord and Tenant and their successors and assigns any rights or remedies under this Lease.

          SECTION 20.5. TIME OF ESSENCE. Time is of the essence with respect to the performance of every provision of this Lease.

          SECTION 20.6. CONTROLLING LAW. This Lease shall be governed by and interpreted in accordance with the laws of the State of California.

          SECTION 20.7. SEVERABILITY. If any term or provision of this Lease, the deletion of which would not adversely affect the receipt of any material benefit by either party or the deletion of which is consented to by the party adversely affected, shall be held invalid or unenforceable to any extent, the remainder of this Lease shall not be affected and each term and provision of this Lease shall be valid and enforceable to the fullest extent permitted by law.

          SECTION 20.8. WAIVER AND CUMULATIVE REMEDIES. One or more waivers by Landlord or Tenant of any breach of any term, covenant or condition contained in this Lease shall not be a waiver of any subsequent breach of the same or any other term, covenant or condition. Consent to any act by one of the parties shall not be deemed to render unnecessary the obtaining of that party's consent to any subsequent act. No breach by Tenant of this Lease shall be deemed to have been waived by Landlord unless the waiver is in a writing signed by Landlord. The rights and remedies of Landlord under this Lease shall be cumulative and in addition to any and all other rights and remedies which Landlord may have.

          SECTION 20.9. INABILITY TO PERFORM. In the event that either party shall be delayed or hindered in or prevented from the


                                      -35-
     performance of any work or in performing any act required under this Lease by reason of any cause beyond the reasonable control of that party, then the performance of the work or the doing of the act shall be excused for the period of the delay and the time for performance shall be extended for a period equivalent to the period of the delay. The provisions of this Section shall not operate to excuse Tenant from the prompt payment of rent or from the timely performance of any other obligation under this Lease within Tenant's reasonable control.

          SECTION 20.10. ENTIRE AGREEMENT. This Lease and its exhibits and other attachments cover in full each and every agreement of every kind between the parties concerning the Premises, the Building, and the Project, and all preliminary negotiations, oral agreements, understandings and/or practices, except those contained in this Lease, are superseded and of no further effect. Tenant waives its rights to rely on any representations or promises made by Landlord or others which are not contained in this Lease. No verbal agreement or implied covenant shall be held to modify the provisions of this Lease, any statute, law, or custom to the contrary notwithstanding.

          SECTION 20.11. QUIET ENJOYMENT. Upon the observance and performance of all the covenants, terms and conditions on Tenant's part to be observed and performed, and subject to the other provisions of this Lease, Tenant shall peaceably and quietly hold and enjoy the Premises for the Term without hindrance or interruption by Landlord or any other person claiming by or through Landlord.

          SECTION 20.12. SURVIVAL. All covenants of Landlord or Tenant which reasonably would be intended to survive the expiration or sooner termination of this Lease, including without limitation any warranty or indemnity hereunder, shall so survive and continue to be binding upon and inure to the benefit of the respective parties and their successors and assigns.


                      ARTICLE XXI.  EXECUTION AND RECORDING

          SECTION 21.1. COUNTERPARTS. This Lease may be executed in one or more counterparts, each of which shall constitute an original and all of which shall be one and the same agreement.

          SECTION 21.2. CORPORATE AND PARTNERSHIP AUTHORITY. If Tenant is a corporation or partnership, each individual executing this Lease on behalf of the corporation or partnership represents and warrants that he is duly authorized to execute and deliver this Lease on behalf of the corporation or partnership, and that this Lease is binding upon the corporation or partnership in accordance with its terms. Tenant shall, at Landlord's request, deliver a certified copy of its board of directors' resolution or partnership agreement or certificate authorizing or evidencing the execution of this Lease.

          SECTION 21.3. EXECUTION OF LEASE; NO OPTION OR OFFER. The submission of this Lease to Tenant shall be for examination purposes


                                      -36-
     only, and shall not constitute an offer to or option for Tenant to lease the Premises. Execution of this Lease by Tenant and its return to Landlord shall not be binding upon Landlord, notwithstanding any time interval, until Landlord has in fact executed and delivered this Lease to Tenant, it being intended that this Lease shall only become effective upon execution by Landlord and delivery of a fully executed counterpart to Tenant.

          SECTION 21.4. RECORDING. Tenant shall not record this Lease without the prior written consent of Landlord. Tenant, upon the request of Landlord, shall execute and acknowledge a "short form" memorandum of this Lease for recording purposes. [See Rider
     Page 16-A]

          SECTION 21.5. AMENDMENTS. No amendment or termination of this Lease shall be effective unless in writing signed by authorized signatories of Tenant and Landlord, or by their respective successors in interest. No actions, policies, oral or informal arrangements, business dealings or other course of conduct by or between the parties shall be deemed to modify this Lease in any respect.

          SECTION 21.6. EXECUTED COPY. Any fully executed photocopy or similar reproduction of this Lease shall be deemed an original for all purposes.

          SECTION 21.7. ATTACHMENTS. All exhibits, amendments, riders and addenda attached to this Lease are hereby incorporated into and made a part of this Lease.


                          ARTICLE XXII.  MISCELLANEOUS

          SECTION 22.1. NONDISCLOSURE OF LEASE TERMS. Tenant acknowledges and agrees that the terms of this Lease are confidential and constitute proprietary information of Landlord. Disclosure of the terms could adversely affect the ability of Landlord to negotiate other leases and impair Landlord's relationship with other tenants. Accordingly, Tenant agrees that it, and its partners, officers, directors, employees and attorneys, shall not intentionally and voluntarily disclose the terms and conditions of this Lease to any other tenant or apparent prospective tenant of the Project, either directly or indirectly, without the prior written consent of Landlord, provided, however, that Tenant may disclose the terms to prospective subtenants or assignees under this Lease.

          SECTION 22.2.  [Deleted]

          SECTION 22.3.  [Deleted]

          SECTION 22.4. MORTGAGEE PROTECTION. No act or failure to act on the part of Landlord which would otherwise entitle Tenant to be relieved of its obligations hereunder or to terminate this Lease shall result in such a release or termination unless (a) Tenant has given


                                      -37-
     notice by registered or certified mail to any beneficiary of a deed of trust or mortgage covering the Premises whose address has been furnished to Tenant and (b) such beneficiary is afforded a reasonable opportunity to cure the default by Landlord (which in no event shall be less than sixty
     (60) days), including, if necessary to effect the cure, time to obtain possession of the Premises by power of sale or judicial foreclosure provided that such foreclosure remedy is diligently pursued. Tenant agrees that each beneficiary of a deed of trust or mortgage covering the Premises is an express third party beneficiary hereof, and Tenant shall comply with any written directions by any beneficiary to pay rent due hereunder directly to such beneficiary without determining whether an event of default exists under such beneficiary's deed of trust. [See Rider Page 16-A]

          SECTION 22.5. COVENANTS AND CONDITIONS. All of the provisions of this Lease shall be construed to be conditions as well as covenants as though the words specifically expressing or imparting covenants and conditions were used in each separate provision.

          SECTION 22.6. SECURITY MEASURES. Tenant hereby acknowledges that Landlord shall have no obligation whatsoever to provide guard service or other security measures for the benefit of the Premises or the Project. Tenant assumes all responsibility for the protection of Tenant, its agents, invitees and property from acts of third parties. Nothing herein contained shall prevent Landlord, at its sole option, from providing security protection for the Project or any part thereof, in which event the cost thereof shall be included within the definition of Building Costs.

          SECTION 22.7.  EXISTING LEASE.   [See Rider Page 16-A]

     LANDLORD:                           TENANT:

     THE IRVINE COMPANY,                 MOSSIMO, INC.,
     a Michigan corporation              -----------------------------
                                         a Delaware corporation
                                         -----------------------------

     By /s/ Clarence W. Barker           By /s/ Mossimo Giannulli
        --------------------------          --------------------------
        Clarence W. Barker,                 Title  Chief Executive Officer
        President, Irvine Industrial               and President
        Company, a division of The
        Irvine Company

     By /s/ Richard G. Sim               By /s/ Eric R. Hohl
        --------------------------          --------------------------
        Richard G. Sim                      Title  Chief Operating Officer
        Executive Vice President                   and Chief Financial
                                                   Officer





                                      -38-

                                 RIDER PAGE 1-A


     1. The following is inserted where indicated in Item 3 of the Basic Lease Provisions:

     "General office, shipping, warehousing, manufacturing, fabric cutting, wholesale and off-Premises phone or electronic sales of Tenant's merchandise, construction and painting of promotional materials and fixtures (including, without limitation, tables, stands, racks, displays and trade show booths, and other uses incidental to Tenant's business that do not violate applicable laws and restrictions. Notwithstanding the foregoing, no on-Premises retail uses shall be permitted except for not more than four (4) Friday/Saturday "warehouse" sales to the general public per calendar year, provided that Tenant shall abide by any reasonable traffic regulations imposed by Landlord in connection with such sales, and that Tenant shall obtain and abide by any necessary City permits and other applicable laws and restrictions in connection with such sales."

     2.   The following is added at the end of Item 8 of the Basic Lease
          Provisions:

     "Tenant's approval of the Preliminary TI Plans in accordance with the Work Letter shall also include Tenant's approval of Landlord's Architect's measurement of the actual Floor Area of the Premises, measured as follows: the aggregate floor area of the Premises within the outside facades of the Buildings, less the area of any second floor penetrations (i.e., second floor lobby and stair penetrations and elevator and mechanical shafts), shall be calculated by Landlord's Architect. The Basic Rent shall be adjusted to an amount equal to $.54 per square foot of the Floor Area of the Premises so calculated and approved by Tenant. The parties shall memorialize the Basic Rent so adjusted on a form provided by Landlord."




















                                 RIDER PAGE 1-A
                                   Page 1 of 1

                                 RIDER PAGE 2-A


     1.   The following is added as Section 2.4 of the Lease:

     "LANDLORD'S RESPONSIBILITIES. Landlord shall repair any defects in the construction, including both materials and workmanship, of the Building and/or the Common Areas, and shall warrant that the HVAC, electrical, water and plumbing systems are in good working order and condition, at Landlord's sole cost and expense and not as a Building Cost of the Project, for a period of three (3) years from and after the Commencement Date. Any construction guaranties and warranties with respect to the Building which extend beyond said three (3) year period, shall be assigned jointly to Tenant and Landlord, provided that Landlord shall make any such repairs as provided in Section 7.2 of the Lease. In addition to Landlord's responsibilities for construction defects as provided in this Section 2.4, Landlord shall also correct, repair or replace, at Landlord's sole cost and expense and not as a Building Cost of the Project: (i) the structural elements of the roof structure (but not the roof membranes whose replacement cost shall be treated as a Building Cost), and the exterior walls and foundations of the Building, except for those repairs or replacements resulting from the acts or negligence of Tenant, its agents, employees, invitees, subtenants or contractors, and (ii) any non-compliance of the Tenant Improvements, the Shell Improvements or the Project with all applicable laws and building codes in effect on or before the Commencement Date, including without limitation, the provisions of Title III of the Americans With Disabilities Act ("ADA"), provided that all other ADA compliance issues regarding the Premises, including without limitation, Tenant's construction of any alterations or other improvements in the Premises and in connection with the operation of Tenant's business and employment practices in the Premises, shall be the responsibility of Tenant at its sole cost and expense. The repairs, corrections or replacements required of Landlord under this Section 2.4 shall be made promptly following written notice from Tenant."

     2.   The following is added at the end of Section 3.2 of the Lease:

     "Notwithstanding any contrary provisions of this Section 3.2, if the Commencement Date has not occurred by that date which is one hundred twenty
     (120) days from and after the Estimated Commencement Date, then Tenant may, by ten (10) days' prior written notice to Landlord, given within thirty
     (30) days thereafter but prior to the actual occurrence of the Commencement Date, elect to terminate this Lease and recover all sums deposited hereunder. Such termination shall be effective ten (10) days after the date of any such notice unless the Commencement Date shall occur within said ten
     (10) days. The foregoing one hundred twenty (120) day period shall, however, be extended for the period of any delay caused by Tenant or its agents, including without limitation any "Tenant Delay" as specified




                                 RIDER PAGE 2-A
                                   Page 1 of 4
     in the Work Letter, and/or for any delay (not to exceed forty-five (45) days in the aggregate) caused by a matter beyond the reasonable control of Landlord, including without limitation any unanticipated delay in obtaining governmental permits or approvals."

     3.   The following are added as Sections 3.3 and 3.4 of the Lease:

     "3.3 COMMENCEMENT DATE. It is understood that the Office Building and the Warehouse Building may be constructed on different project schedules, which could result in one Building being completed prior to the other. In such event, upon Landlord's notice of tender of possession of the Premises within either the Office or the Warehouse Building, as required and pursuant to the provisions of Section 3.1(a) above, then Tenant shall commence leasing such space (the "Completed Premises") in accordance with the provisions of this Lease, except that Tenant shall pay Basic Rent only as to the Completed Premises on a per-square-foot basis. In addition, Tenant's monthly rent payable under the Existing Lease (as defined in Section 22.7 hereinbelow) shall be reduced in proportion to the amount of space Tenant vacates upon occupancy of the Completed Premises. It is further understood that, notwithstanding the foregoing provisions of this
     Section 3.3, the "Commencement Date" of this Lease, and the commencement of the one hundred twenty (120)-month Term, shall occur on the date when all relevant governmental authorities have approved the Tenant Improvements within both the Office Building and the Warehouse Building as more specifically provided in Section 3.1(a) above, or Tenant acquires possession or occupancy of both the Office Building and the Warehouse Building as more specifically provided in Section 3.1(b) above, whichever first occurs."

     3.4 RIGHT TO EXTEND THIS LEASE. Provided that Tenant is not in material default (after the expiration of any applicable cure periods) under any provision of this Lease, either at the time of exercise of the extension right granted herein or at the time of the commencement of such extension, and provided further that Tenant is occupying at least fifty percent (50%) of the entire Premises, then Tenant may extend the Term of this Lease for one (1) period of sixty (60) months. Tenant shall exercise its right to extend the Term by and only by delivering to Landlord, not less than twelve
     (12) months or more than fifteen (15) months prior to the expiration date of the Term, Tenant's irrevocable written notice of its commitment to extend (the "Commitment Notice"). The Basic Rent payable under the Lease during any extension of the Term shall be at the fair market rental, including subsequent adjustments, for comparable industrial/office space, provided that such rate shall in no event be less than the rate payable by Tenant during the final month of the initial Term. In the event that the parties are not able to agree on the fair market rental within one hundred twenty (120) days prior to the expiration date of the Term, then either




                                 RIDER PAGE 2-A
                                   Page 2 of 4
     party may elect, by written notice to the other party, to cause said rental, including subsequent adjustments, to be determined by appraisal as follows.

     Within ten (10) days following receipt of such appraisal election, the parties shall attempt to agree on an appraiser to determine the fair market rental. If the parties are unable to agree in that time, then each party shall designate an appraiser within ten (10) days thereafter. Should either party fail to so designate an appraiser within that time, then the appraiser designated by the other party shall determine the fair rental value. Should each of the parties timely designate an appraiser, then the two appraisers so designated shall appoint a third appraiser within ten
     (10) days thereafter. If the appraisers are unable to so appoint such third appraiser, then either party may apply to JAMS/ENDISPUTE, Orange, California, or its successor ("JAMS") for the appointment of such appraiser. Any appraiser designated hereunder shall have an M.A.I. certification with not less than five (5) years experience in the valuation of commercial industrial buildings in Orange County, California.

     Within thirty (30) days following the selection of the third appraiser, each of the appraisers shall determine the fair market rental value, including subsequent adjustments, of the Premises. In determining such value, the appraisers shall first consider rental comparables for similarly improved space in the Irvine Spectrum area with appropriate adjustments for differences in location, quality and other relevant factors. If adequate comparables do not exist in the Irvine Spectrum area, then the appraisers may consider rental comparables from other market areas in Orange County, California. The appraisers may consider such factors as tenant improvement allowances and "free rent" in determining the comparables, provided such factors are comparable with existing conditions at the Premises. In no event, however, shall the appraiser attribute factors for brokerage commissions to reduce said fair market rental. The fair market value of the Premises shall be the arithmetic mean of the two (2) appraisals so determined which are closest in value. Each party shall bear the cost of its own appointed appraiser, and the fees of the third appraiser shall be shared equally by both parties.

     Within twenty (20) days after the determination of the fair market rental, Landlord shall prepare a reasonably appropriate amendment to this Lease for the extension period and Tenant shall execute and return same to Landlord within ten (10) days. Should the fair market rental not be established by the commencement of the extension period, then Tenant shall continue paying rent at the rate in effect during the last month of the initial Term, and a lump sum adjustment shall be made promptly upon the determination of such new rental.

     If Tenant fails to timely comply with any of the provisions of this paragraph, Tenant's right to extend the Term shall be extinguished and the Lease shall automatically terminate as of the expiration date of




                                 RIDER PAGE 2-A
                                   Page 3 of 4
     the Term, without any extension and without any liability to Landlord. Tenant shall have no other right to extend the Term beyond the single sixty
     (60) month extension created by this paragraph. Unless agreed to in a writing signed by Landlord and Tenant, any extension of the Term, whether created by an amendment to this Lease or by a holdover of the Premises by Tenant, or otherwise, shall be deemed a part of, and not in addition to, any duly exercised extension period permitted by this paragraph.

     Tenant's rights under this paragraph 3.4 may be assigned only in connection with (i) an assignment of all of Tenant's rights under this Lease as part of a "Permitted Transfer" as defined in Section 9.4 of the Lease, or (ii) an assignment of all of Tenant's rights under this Lease to an assignee approved by Landlord in accordance with Section 9.1 of this Lease. Except as provided in the preceding sentence, Tenant's rights under this Section
     3.4 are personal to Tenant and may not be assigned to or exercised by any other party (including any sublessee), and any such attempt to so assign such rights shall be void from its inception.



























                                 RIDER PAGE 2-A
                                   Page 4 of 4

                                 RIDER PAGE 3-A


     1.   The following is added at the end of Section 4.2(b) of the Lease:

     "Notwithstanding any contrary provision in this Section 4.2, Landlord hereby agrees that the amount of Operating Costs payable by Tenant hereunder shall not exceed Twelve Cents ($.12) per square foot per month during the Expense Recovery Period ended June 30, 1998; provided, however, that the foregoing increase limitation shall exclude any increase in Property Taxes during such period to the extent attributable to (i) any increases to the costs of constructing the Tenant and Shell Improvements (as defined in the Work Letter) that cause the total cost of constructing such Improvements to exceed $6,988,680.00 in the aggregate and that are caused by changes requested by Tenant (including, without limitation, the cost of the ESFR sprinkler system, and the dock levelers and dock bumpers set forth in the Work Letter) or by any governmental agency to the approved Site Plan and Elevations, the Preliminary Plans and/or Preliminary Shell Plans, or the TI Working Drawings or Shell Working Drawings (as those terms are defined in the Work Letter), or (ii) an increase (excluding Special Assessments) in the existing basic tax rate. Thereafter, for each succeeding Expense Recovery Period during the initial Term of this Lease, the amount of Building Costs payable by Tenant (exclusive of Property Taxes, insurance costs, amortized capital costs includable in Building Costs pursuant to Section 4.2(f)(v) below, unanticipated repair costs and the costs of painting and re-slurrying the parking areas) shall not increase by more than (i) six percent (6%) per Expense Recovery Period on a compound but non-cumulative basis, or (ii) the percentage increase of the "CPI Index" (the Consumer Price Index of Urban Wage Earners and Clerical Workers, Los Angeles Metropolitan Area Average, All Items (1982-1984 = 100) for each Expense Recovery Period on a compound but non-cumulative basis, whichever is greater, over Five Cents ($.05) per square foot of the Premises for the Expense Recovery Period ended June 30, 1998."

     2.   The following is added at the end of Section 4.2(c) of the Lease:

     "Provided Tenant is not then in material default after the expiration of any applicable cure periods, Tenant shall have the right to cause a licensed accountant to audit Landlord's Operating Expenses. In no event, however, shall such accountant be compensated by Tenant on a "contingency" basis, or on any other basis tied to the results of said audit. Tenant shall give notice to Landlord of Tenant's intent to audit within one hundred eighty (180) days following delivery of Landlord's initial expense statement and within ninety (90) days after delivery of Landlord's expense statement for each of the succeeding Expense Recovery Periods. Such audit shall be conducted at a mutually agreeable time during normal business hours at the office of Landlord or its management agent where the records are maintained. If Tenant's audit determines that actual Operating




                                 RIDER PAGE 3-A
                                   Page 1 of 3

     Expenses have been overstated by more than five percent (5%), then subject to Landlord's right to review and/or contest the audit results, Landlord shall reimburse Tenant for the reasonable out-of-pocket costs of such audit. Tenant's rent shall be appropriately adjusted to reflect any overstatement in Operating Expenses. In the event of a dispute between Landlord and Tenant regarding the results of such audit, either party may elect to submit the matter for binding arbitration with JAMS/ENDISPUTE, or its successor, in Orange County, California.

     All of the information obtained by Tenant and/or its auditor in connection with such audit, as well as any compromise, settlement, or adjustment reached between Landlord and Tenant as a result thereof, shall be held in strict confidence and, except as may be required pursuant to litigation and except for inadvertent disclosures despite Tenant's reasonable efforts to keep the disclosed information confidential, shall not be disclosed to any third party, directly or indirectly, by Tenant or its auditor or any of their officers, agents or employees. Landlord may require Tenant's auditor to execute a separate confidentiality agreement affirming the foregoing as a condition precedent to any audit."

     3.   The following is added at the end of Section 4.2(f) of the Lease:

     " . . . and may include a reasonable allocation of the cost of Building Cost services rendered to the Project as well as to other project(s) in Landlord's portfolio. Notwithstanding any provisions of this Section 4.2(f) to the contrary, "Building Costs" shall not include, and Landlord shall be solely responsible for:

          (i) Interest, principal or payments owing on any mortgage or ground lease or other financing costs of Landlord;

          (ii)  Depreciation or any other "noncash" expense items;

          (iii) Building Costs that are reimbursed by or recovered from insurance proceeds or third parties, or Property Taxes that are rebated or reimbursed by taxing authorities, provided that if such costs or Taxes are reimbursed, rebated or recovered in a later Expense Recovery Period, such costs shall be credited in such later Period (which obligation shall survive the termination of the Lease);

          (iv) Costs incurred by Landlord pursuant to Section 2.4 of this Lease;

          (v) Costs of any capital (as determined under GAAP, as defined below) improvements to the Building or Project, or rentals and costs incurred in leasing equipment ordinarily considered to be of a capital nature (as determined under GAAP), except that Building Costs may include capital improvements to the Building and the Project (excluding, however, in any




                                 RIDER PAGE 3-A
                                   Page 2 of 3
     event, the cost of the Tenant Improvements and the Shell Improvements): (A) relating to the replacement, rehabilitation, repair and maintenance of the Building and the Project (but excluding the cost of construction of new buildings or capital facilities), (B) relating to compliance with laws (except as otherwise provided in this Lease), and (C) relating to improvements that increase energy efficiency, in each case to the extent of the amortized amount thereof over the useful life of such improvement calculated at a market cost of funds, all as reasonably determined by Landlord, for each such year of useful life during the Term. As used herein, "GAAP" means generally accepted accounting principles, consistently applied;

          (vi) Costs incurred as a result of a casualty or condemnation, other than costs for which Tenant is specifically made liable pursuant to Articles XI and XII, respectively;

          (vii) Landlord's legal, professional or consultant fees, other than to the extent that Tenant is specifically made liable for such fees pursuant to any provision of this Lease and other than the fees for landscaping, roofing and engineering training consultants to the extent Landlord reasonably determines that such fees will improve service or reduce overall Building Costs;

          (viii) Costs relating in any manner to Hazardous Materials (as defined in Section 5.3 below), other than costs for which Tenant is specifically made liable by the provisions of Section 5.3 below; and

          (ix) Reserves, except that Landlord may establish reasonable reserves for noncapitalized replacements, repairs and maintenance (as determined under GAAP), and in all events Landlord shall have the right to reserve for painting and re-slurrying costs.

     4.   The following is added at the end of Section 4.2(g) of the Lease:

     "In no event, however, will Tenant be responsible for payment of any assessment district payments pursuant to Assessment District 85-7, or any successor assessment district, or pursuant to any future assessment district formed for the purpose of constructing new infrastructure in the Irvine Spectrum area (collectively, the "Special Assessments")."













                                 RIDER PAGE 3-A
                                   Page 3 of 3

                                 RIDER PAGE 4-A


     1.   The following is added where indicated in Section 5.1 of the
          Lease:

     "Notwithstanding the foregoing, Landlord shall not impose (or vote for or consent to) any subsequent covenants, conditions, easements or restrictions on the Project which would unreasonably interfere with Tenant's permitted uses of the Premises."

     2.   The following is added as Section 5.2(b) of the Lease:

     "(b) EXTERIOR SIGNAGE. Tenant shall have the right to install exterior signage on the Building and, subject to the Sign Criteria, on any monument signage constructed for the Project, which signage shall consist only of the name "Mossimo" (except as herein provided). The type, location and design of such signage shall be subject to the prior written approval of the City of Irvine and Landlord. Landlord's approval shall not be withheld so long as the signage is in conformance with the Irvine Spectrum Sign Criteria. Fabrication, installation, insurance, and maintenance of such signage shall be at Tenant's sole cost and expense. Except for the foregoing, no sign, advertisement or notice visible from the exterior of the Premises shall be inscribed, painted or affixed by Tenant on any part of the Premises without the prior consent of Landlord. Tenant's signage right shall belong solely to Mossimo, Inc., a Delaware corporation and may not be transferred or assigned without Landlord's prior written consent, which consent shall not be unreasonably withheld as to any assignee or sublessee. It shall be reasonable, however, for Landlord not to consent to any such transfer of signage rights to any entity whose name Landlord determines, in its sole and absolute discretion, will diminish the value of the Premises or Landlord's surrounding portfolio of properties. Tenant shall also remove such signage promptly following the expiration or earlier termination of this Lease. Any such removal shall be at Tenant's sole expense, and Tenant shall bear the cost of any resulting repairs to the Building that are reasonably necessary due to the removal."

     3. The following is inserted where indicated in Section 5.3(b) of the Lease:

     " . . . and any other Hazardous Materials that are necessary and appropriate for the operation of Tenant's business on the Premises, PROVIDED, HOWEVER, that: (i) Landlord shall approve, which approval shall not be unreasonably withheld, any new Hazardous Materials not shown on the Environmental Questionnaire initially delivered to Landlord or annually updated by Tenant, (ii) Tenant shall store, use and dispose of all such Hazardous Materials in compliance with all applicable laws, and (iii) . . . "




                                 RIDER PAGE 4-A
                                   Page 1 of 1

                                 RIDER PAGE 5-A


     1. The following is inserted where indicated in Section 5.3(f) of the Lease:

     " . . . nor with respect to any Hazardous Materials, other than those described on EXHIBIT C attached hereto, which existed in, on or under the Premises on or before the Commencement Date. Landlord shall take responsibility, at its sole cost and expense, for any governmentally-ordered clean-up, remediation, removal, disposal, neutralization or other treatment of Hazardous Materials conditions described in this Section 5.3(f). The foregoing obligation on the part of Landlord shall include the reasonable costs (including, without limitation, reasonable attorney's fees) of defending Tenant (with attorneys reasonably acceptable to Tenant) from and against any legal action or proceeding instituted by any governmental agency in connection with such clean-up, remediation, removal, disposal, neutralization or other treatment of such conditions, provided that Tenant promptly tenders such defense to Landlord. The obligation on the part of Landlord contained in this Section 5.3(f) is personal to Landlord and shall not be binding on, nor inure against any lender acquiring the Premises by foreclosure of its mortgage or deed of trust or deed in lieu of foreclosure during its period of ownership of the Premises.

     2. The following provisions are added where indicated in Section 6.1 of the Lease:

     "Notwithstanding the foregoing, if the operation of Tenant's business on the Premises is materially disrupted in excess of two (2) business days because an essential utility service to the Premises is interrupted as the result of the acts or negligence of Landlord, its authorized agents, employees or contractors, then Tenant's Basic Rent shall abate commencing on the third (3rd) business day following Tenant's notice to Landlord until such service is restored to the Premises. Landlord shall use its diligence to promptly restore such interrupted service to the Premises."

















                                 RIDER PAGE 5-A
                                   Page 1 of 1

                                 RIDER PAGE 6-A


     1.   The following is added at the end of Section 6.2 of the Lease:

     "Notwithstanding the above, the Common Areas (i) include all parking, driveways and access points shown on the site plan of the Project attached as Exhibit Y, and (ii) do not include any areas outside of the boundaries of the Project as shown in Exhibit Y."

     2.   The following is inserted where indicated in Section 6.3 of the
          Lease:

     "Notwithstanding the foregoing, Landlord agrees that, so long as this Lease covers the entire Building, Tenant shall have the sole and exclusive right to use the Common Areas subject to Landlord's rights contained in this Lease, and in compliance with all rules and regulations as are reasonably prescribed from time to time by Landlord."

     3.   The following is inserted as the third (3rd) sentence of Section
          6.4 of the Lease:

     "Notwithstanding the preceding two sentences, Landlord agrees that, so long as this Lease covers the entire Building, Tenant shall have the sole and exclusive right to use the parking spaces on those portions of the Common Areas designated for parking, subject to Landlord's rights contained in this Lease, and in compliance with all rules and regulations as are reasonably prescribed from time to time by Landlord."

     4. The following is inserted where indicated prior to the sentence beginning "Parking areas shall be used . . . " in Section 6.4 of the Lease:

     "Landlord agrees that the provisions contained in the preceding four (4) sentences of this Section 6.4 shall not be binding on Tenant so long as Tenant is the sole tenant of the Project."

     5.   The following is added at the end of Section 6.4 of the Lease:

     "Notwithstanding the above, so long as this Lease covers the entire Building, Landlord shall have no right to designate employee parking zones, and Tenant shall have the right to (i) designate reserved spaces, (ii) park vehicles overnight, (iii) park trucks and other delivery vehicles in the loading and/or delivery areas of the Common Area, and (iv) redesignate the location of loading and delivery zones, but with Landlord's prior reasonable consent."

     6.   The following is added at the end of Section 6.5 of the Lease:




                                 RIDER PAGE 6-A
                                   Page 1 of 2

     "Notwithstanding the above, so long as this Lease covers the entire Building, Landlord shall have no right without Tenant's consent to (i) add any other buildings, kiosks or other structures in the Project, (ii) change the configuration of the parking, driveways and access points (except as may be required by governmental authorities), or (iii) grant to any third parties (i.e., other than Tenant) the right to use any of the Common Areas. Tenant's foregoing consent may be withheld in Tenant's sole and absolute discretion as to the matters described in subsections (i) and (iii) above, and in Tenant's reasonable discretion as to the matters described in subsection (ii) above."

     7.   The following is added at the end of Section 7.1 of the Lease:

     "Notwithstanding the above, Tenant shall have no liability for those costs that are excluded from the definition of Building Costs in Section 4.2(f) above."




































                                 RIDER PAGE 6-A
                                   Page 2 of 2

                                 RIDER PAGE 7-A


     1.   The following is added at the end of Section 7.2 of the Lease:

     "Notwithstanding the above, Landlord shall be solely liable for those costs that are excluded from the definition of Building Costs in Section 4.2(f) above."

     2.   The following is added where indicated in Section 7.3 of the
          Lease:

     "Tenant shall make no alterations, additions or improvements to the Premises except as provided in this Section 7.3. Without the prior consent of Landlord, Tenant may make the following alterations, additions or improvements: (i) wall coverings and flooring alterations, and (ii) any alteration, addition or improvement the cost of which shall not exceed Forty-Three Thousand Dollars ($43,000.00) in the aggregate during each thirty (30) month period of the Term for any such alterations, additions or improvements to the Office Building, or Forty-Three Thousand Dollars ($43,000.00) in the aggregate during each thirty (30) month period of the Term for any such alterations, additions or improvements to the Warehouse Building. Landlord's consent for any alterations, additions or improvements shall be required to the extent the aggregate costs during such thirty (30) month periods during the Term exceed the amounts set forth in subsection
     (ii) above, such consent not to be unreasonably withheld. Notwithstanding the provisions of the preceding two (2) sentences, however, Landlord's consent, which may be withheld in Landlord's sole and absolute discretion, shall be required for any alteration, improvements or addition which shall:
     . . . "

     3.   The following is added at the end of Section 7.3 of the Lease:

     "Landlord shall advise Tenant in writing, concurrently with its consent as to any particular alteration, improvement or addition, whether Landlord shall require all or any portion of such alteration, improvement or addition to be removed at the end of the Term; provided that Tenant shall request, in writing, that Landlord make such election when Landlord's consent is sought as to such particular alteration, improvement or addition. Notwithstanding the foregoing: (i) all of Tenant's personal property, trade fixtures, equipment and inventory, including without limitation all telephone and communication systems, computer systems, safes and vaults, storage racks and compartments, paint booth and furniture, shall remain Tenant's property and shall be removed by Tenant upon expiration or termination of the Lease, and Tenant shall repair any damage to the Premises arising from such removal, and (ii) Tenant shall have no obligation to remove upon the expiration or termination of the Lease





                                 RIDER PAGE 7-A
                                   Page 1 of 2
     any of the Tenant Improvements installed by Landlord in connection with the initial construction of the Building or the Common Areas."

     4.   The following is inserted where indicated in Section 7.5 of the
          Lease:

     " . . . at least twenty-four (24) hours' written or oral notice (except in emergencies, when no notice shall be required), with a representative of Tenant present if Tenant so desires, and subject to Tenant"s reasonable security requirements, . . . "












































                                 RIDER PAGE 7-A
                                   Page 2 of 2

                                 RIDER PAGE 8-A


     1. The following is inserted where indicated in Section 9.1(c) of the Lease:

     " . . . , a subletting of the entire Premises or a subletting so much of the entire Premises such that the remainder is not viable as a separate space for leasing in Landlord's reasonable determination, . . . "

     2. The following is inserted where indicated in Section 9.1(d) of the Lease:

     " . . . in connection with the sublease or assignment (such as, but not limited to, attorneys fees, broker commissions, tenant improvement costs or monetary payments made to or on behalf of the subtenant or assignee with respect to existing leases), . . . "




































                                 RIDER PAGE 8-A
                                   Page 1 of 1

                                 RIDER PAGE 9-A


     1.   The following is added as Section 9.4 of the Lease:

     "Tenant may without Landlord's consent: (i) subject to the conditions described in subsections (A) through (C) below, assign the Lease to any successor corporation or other entity resulting from a merger or consolidation of Tenant or to any purchaser of all or substantially all of Tenant's assets or to any corporation or other entity that directly or indirectly controls, is controlled by, or is under common control with Tenant, provided that such successor entity assumes in writing all of Tenant's obligations under this Lease, (ii) sell all or any portion of its capital stock in any public or private sale, and (iii) sublease up to fifty percent (50%) of the Premises (subject to the other requirements of this Article IX that apply to subleases other than the requirement for Landlord's consent). Each of the foregoing transfers described in the foregoing subsections (i) through (iii) is referred to herein as a "Permitted Transfer". Each of the following shall be a condition to the consummation of any Permitted Transfer by Tenant described in subsection 9.4(i) above: (A) the net worth of the successor entity after such merger, consolidation or purchase of assets is at least equal to the lesser of Twenty Million Dollars ($20,000,000.00), or the net worth of Tenant immediately prior to such merger, consolidation or purchase of assets, evidence of which net worth, reasonably satisfactory to Landlord, shall be presented to Landlord prior thereto, (B) Tenant shall provide to Landlord, prior to such merger, consolidation or purchase of assets, written notice thereof and such documentation evidencing such transfer as Landlord may reasonably request in connection therewith, and (C) all of the other terms and requirements of this Article IX, other than Landlord's consent, shall apply with respect to such transfer. In the event of a proposed assignment of this Lease, which would otherwise qualify as a "Permitted Transfer" (as defined above) except that the successor entity shall fail the net worth test set forth in subsection (A) above, then such assignment shall be subject to Landlord's approval as provided in this Article IX, but Landlord shall not have the "recapture" election set forth in Section 9.1(c) as to such an assignment. In the event that a Permitted Transfer is not a matter of public knowledge and Tenant desires to maintain the confidentiality of such transaction, Tenant may provide the required information pursuant to subsection (B) above within thirty (30) days following the consummation of such transfer."

     2.   The following is added at the end of Section 10.1 of the Lease:

     "Tenant may obtain all or any portion of the insurance required herein pursuant to blanket policies of insurance."

     3.   The following is added as Section 10.2 of the Lease:




                                 RIDER PAGE 9-A
                                   Page 1 of 3

     "Section 10.2. LANDLORD'S INSURANCE. Landlord shall provide the following types of insurance, with or without deductibles and in amounts and coverages as may be determined by Landlord in its sole and absolute discretion (but subject to the requirements and limitations set forth herein): "all risk" property insurance for the full replacement of the cost of the Building, subject to standard exclusions, including the Tenant Improvements or other leasehold improvements made by Landlord, and commercial general liability insurance with a minimum liability limit of Two Million Dollars ($2,000,000.00) (which commercial general liability policy shall name Tenant as an additional insured). Landlord in its sole and absolute discretion may obtain property insurance covering such other risks as Landlord or its mortgagees may from time to time deem appropriate (provided that Landlord shall not elect to obtain earthquake insurance, and consider the cost therefor as a Building Cost of the Project, unless such coverage is obtained for all or substantially all of Landlord's industrial lease portfolio). Landlord shall not be required to carry insurance of any kind on Tenant's property, including leasehold improvements constructed by Tenant, trade fixtures, furnishings, equipment, plate glass, signs and all other items of personal property, and shall not be obligated to repair or replace that property should damage occur. All proceeds of insurance maintained by Landlord upon the Building and the Project shall be the property of Landlord, whether or not Landlord is obligated to or elects to make any repairs. At Landlord's option, Landlord may self-insure all or any portion of the risk for which Landlord elects or shall be obligated to provide insurance coverage hereunder, including, without limitation, by the creation of a self-insurance retention fund, a reasonable portion of the cost of which fund shall be allocated as a Building Cost instead and in lieu of Tenant's obligation for payment of deductibles hereunder. In the event The Irvine Company, or any entity that directly or indirectly controls, is controlled by, or is under common control with The Irvine Company, or any entity resulting from a merger or consolidation of The Irvine Company or any of the foregoing entities, or a purchaser of all or substantially all of The Irvine Company's assets, is no longer the Landlord under this Lease, then such new Landlord shall have at all times during such period of self-insurance a net worth (determined in accordance with generally accepted accounting principles, consistently applied) of at least Twenty Million Dollars ($20,000,000.00)."

     4.   The following is inserted where indicated in Section 10.3 of the
          Lease:

     " . . . , Landlord's employees, officers, directors and shareholders, Landlord's management company(ies) (and their respective employees, officers, directors and shareholders), any lender holding a mortgage encumbering the Premises, and . . . "





                                 RIDER PAGE 9-A
                                   Page 2 of 3

     5. The following provisions are inserted where indicated prior to the last sentence of Section 10.3 of the Lease:

     "To the fullest extent permitted by law, Landlord shall defend, indemnify, protect, save and hold harmless Tenant, its agents and any and all affiliates of Tenant, including without limitation, any corporations or other entities controlling, controlled by or under common control with Tenant and their respective employees, officers, directors and shareholders, from and against any and all claims, liabilities, costs or expenses arising in connection with Landlord's acts or willful misconduct in performing the repairs, operation and maintenance of the Building and the Common Areas of the Project. Tenant may, at its option, require Landlord to assume Tenant's defense in any action covered by this indemnity obligation through counsel reasonably satisfactory to Tenant."







































                                 RIDER PAGE 9-A
                                   Page 3 of 3

                                 RIDER PAGE 10-A


     1.   The following is added where indicated in Section 10.4 of the
          Lease:

     "The foregoing provisions for Landlord's nonliability shall not immunize Landlord for liability for personal injury or for damage to Tenant's personal property on the Premises which damage or injury results from the negligent acts or omission of Landlord or its authorized agents, employees or contractors."

     2.   The following is added at the end of Section 10.5 of the Lease:

     "Each party shall be responsible for obtaining such endorsements or provisions in its applicable policies of insurance that shall permit the foregoing waiver of subrogation without such endorsements or provisions having the effect of invalidating the coverage of the policy. The foregoing waiver of subrogation shall extend to any deductible amount maintained by either party in their respective policies of insurance.

     3. The following is inserted where indicated in Section 11.1(b) of the Lease:

     "or if the damage occurs during the final twelve (12) months of the Term (and would cost more than One Hundred Thousand Dollars ($100,000.00) to repair),"

     4.   The following is added at the end of Section 11.1(c) of the
          Lease:

     "So long as Tenant maintains the business interruption policy of insurance required by paragraph 1 of Exhibit D of this Lease, and makes diligent efforts to collect any claims made thereunder, Tenant shall have an abatement of rent as provided in this Section.


















                                 RIDER PAGE 10-A
                                   Page 1 of 1

                                 RIDER PAGE 11-A


     1.   The following is added at the end of Section 13.1 of the Lease:

     "All subordination instruments to be executed by Tenant pursuant to this Section shall require the holder of the encumbrance to be bound by: (i) any security deposit or prepaid rent provided for by the terms of the Lease (provided that Tenant shall promptly reimburse Landlord for Landlord's actual and reasonable cost of any required letter of credit resulting from the foregoing requirement that the holder be bound by the security deposit or prepaid rent, unless the foregoing requirement is waived by Tenant),
     (ii) the provisions of this Lease relating to the construction of the Tenant and Shell Improvements by Landlord, and (iii) the provisions of this Lease relating to the use of insurance proceeds to restore or repair the Premises following a casualty loss or taking by eminent domain, unless said holder can demonstrate impairment of its security."

     2.   The following is added at the end of Section 13.3(a) of the
          Lease:

     "Notwithstanding the above, so long as Tenant is a publicly traded company regulated by the Securities and Exchange Commission ("SEC"), Tenant's obligation to provide financial statements shall be satisfied by providing Landlord with copies of Tenant's current financial statements filed with the SEC, and in no event shall Tenant be required to provide financial statements more than twice per year."


























                                 RIDER PAGE 11-A
                                   Page 1 of 1

                                 RIDER PAGE 12-A


     1. The following provisions are inserted where indicated in Section 14.2(a)(i)(4) of the Lease:

     "(provided that any such costs of a new lease having a term in excess of the then remaining Term of this Lease shall be prorated over its term and Tenant shall be liable only for the cost so allocated to the then remaining Term of this Lease)"












































                                 RIDER PAGE 12-A
                                   Page 1 of 1

                                 RIDER PAGE 13-A


     1.   The following is added at the end of Section 14.3(a) of the
          Lease:

     "Notwithstanding the above, the first late payment in any calendar year shall not incur any late charge or late interest unless Landlord gives Tenant written notice thereof, and Tenant fails to pay such amount within two (2) business days following receipt of such notice.

     2.   The following is added at the end of Section 14.5 of the Lease:

     "If Landlord shall fail to perform any repair, maintenance or service obligation required under this Lease after notice and within the applicable time period described above, or immediately in the event of an emergency, then Tenant may (but shall have no obligation to) perform such repair, maintenance or service itself and offset the cost thereof against rent in accordance with the following procedure. Tenant shall give Landlord a second notice ("Self-Help Notice") stating that Tenant intends to perform such repair, maintenance or service. If Landlord fails to commence (and thereafter diligently pursue until completion) such repair, maintenance or service within the applicable time period described above, or immediately in the event of an emergency, then Tenant shall have the right to itself perform the repair, maintenance or service and Landlord shall be responsible for Tenant's reasonable out-of-pocket costs incurred in so performing such repairs, maintenance or service. Such costs shall be paid within fifteen (15) days following submission by Tenant of its itemized invoice. Any dispute involving the operation of these provisions added to this Section 14.5 shall be resolved by binding arbitration following notice from either party, before a single retired judge at JAMS, or its successor. In the event Jams shall find in favor of Tenant, then Tenant shall have the right to offset the amount of any monetary arbitration award in favor of Tenant against Basic Rent next due and owing following such award by JAMS.

     In the event that the work affects the Building's structural, mechanical, electrical, heating, ventilating, air conditioning, life safety or plumbing components or systems, then Tenant shall endeavor to use only those contractors used or approved by Landlord for such work. If those contractors are unwilling or unable to perform the work (or are unknown to Tenant), Tenant may retain the services of qualified, reputable, licensed and bonded contractors with experience in similar Building systems."

     3.   The following is added at the end of Section 14.8 of the Lease:

     "Nothing in this Section, however, shall affect Tenant's right to make a claim against and recover damages or other relief from any insurance




                                 RIDER PAGE 13-A
                                   Page 1 of 2
     company (or self-insurance program) insuring Landlord with respect to any liability covered by such insurance policy. Further, Landlord covenants that it shall at all times maintain a minimum equity (i.e., market value less encumbrances) of Five Million Dollars ($5,000,000.00) in the Project (and violation of such covenant shall result in personal liability of Landlord up to such amount)."
















































                                 RIDER PAGE 13-A
                                   Page 2 of 2

                                 RIDER PAGE 14-A


     1.   The following is inserted where indicated in Section 15.1 of the
          Lease:

     "In either of such events, Possession shall be subject to all of the terms of this Lease, except that for the initial two (2) months of holding over by Tenant, the monthly Basic Rent shall be at the same rate per rentable square foot that Tenant is paying for the month immediately preceding the date of termination. For the third (3rd) and fourth (4th) months of holding over by Tenant, the monthly Basic Rent shall be the greater of (a) one hundred twenty-five percent (125%) of the Basic Rent for the month immediately preceding the date of termination. Thereafter, the monthly Basic Rent shall be one hundred fifty percent (150%) of the Basic Rent for the month immediately preceding the date of termination."





































                                 RIDER PAGE 14-A
                                   Page 1 of 1

                                 RIDER PAGE 16-A


     1.   The following is added at the end of Section 21.4 of the Lease:

     "Landlord agrees to record a memorandum of the Lease if Tenant elects to obtain a leasehold policy of title insurance."

     2.   The following is added at the end of Section 22.4 of the Lease:

     "(such performance by Tenant to such beneficiary shall fully discharge Tenant's obligation to Landlord, and Landlord hereby releases Tenant of and from any claims in connection with such performance)"

     3.   The following is added as Section 22.7 of the Lease:

     "SECTION 22.7. TERMINATION OF EXISTING LEASE. Landlord and Tenant are currently parties to a lease dated June 24, 1991 for space in a building located at 15320 Barranca Parkway, Irvine, California (the "Barranca Premises"), which lease was amended by that certain First Amendment to Lease dated May 27, 1994 and by that certain Second Amendment to Lease of even date with this Lease (as amended, the "Existing Lease"). Landlord and Tenant agree that the rights and obligations of the parties under the Existing Lease shall terminate in their entirety, effective as of midnight on the day preceding the Commencement Date of this Lease (as such date is determined in accordance with Section 3.1(b) of the Lease), provided that such termination shall not relieve Tenant of (a) any accrued obligation or liability under the Existing Lease as of said termination date, or (b) any obligation under the Existing Lease which was reasonably intended to survive the expiration or termination thereof. Tenant understands and agrees that it shall completely vacate the Barranca Premises by midnight on the day preceding the Commencement Date of this Lease and shall remove all property therefrom in accordance with the provisions of Section 19.1 of the Lease. It is understood that the term of the Existing Lease is scheduled to expire on September 30, 1997 and, during the period commencing October 1, 1997 and ending upon the Commencement Date of this Lease, Tenant shall be occupying the Barranca Premises on a holdover basis in accordance with
     Section 19.2 of the Existing Lease, but Landlord shall waive Tenant's monthly holdover premium charges (i.e., the excess rental payable over the rate in effect during the final month of the scheduled term of the Existing Lease) as set forth in said Section 19.2. It is further understood that in accordance with the provisions of Section 3.3 hereinabove, the Office and Warehouse Buildings may be completed and ready for Tenant's occupancy at different times. In this regard, notwithstanding any contrary provision in this Section 22.7, Tenant shall be permitted to vacate the Barranca Premises in stages as necessary to take occupancy of the Completed Premises (as defined in Section 3.3), and, in such event, Landlord shall adjust the





                                 RIDER PAGE 16-A
                                   Page 1 of 2
     monthly rent payable by Tenant under the Existing Lease as provided in said
     Section 3.3. Notwithstanding the above, if this Lease is terminated for any reason (other than Tenant's default) prior to Tenant's taking occupancy of the Premises, Tenant's right to holdover in the Barranca Premises without any rent premium or other penalty shall continue for a period of six (6) months following such termination."
















































                                 RIDER PAGE 16-A
                                   Page 2 of 2

                                  EXHIBIT 11

                                 MOSSIMO, INC.
                      COMPUTATION OF NET INCOME PER SHARE
                     (in thousands, except per share data)


                                          Six Months Ended   Three Months Ended
                                            June 30, 1996        June 30, 1996
                                          ----------------   ------------------
Weighted average shares outstanding
    during the period                             14,418            15,000

Dilutive effect of stock options                     175               202

Equivalent shares issuable for the
    outstanding S distribution note                    8                 8
                                                 -------           -------
                                                  14,601            15,210
                                                 -------           =======

Net income for primary income
    per share                                                      $ 3,966
                                                                   =======

Net income per share                                               $  0.26
                                                                   =======

Pro forma net income for primary
    income per share                             $ 7,952
                                                 =======

Pro forma net income per share                   $  0.54
                                                 =======