Form 10-Q/A
period 1996-09-30
MOSSIMO INC
filed 1996-11-13
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the Quarterly Period Ended September 30, 1996

                                       or

(  )  Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the Transition Period From ____________ To _____________

                         Commission File Number: 1-14208

                                  MOSSIMO, INC.

             (Exact name of Registrant as specified in its charter)

                   Delaware                            33-0684524
      -------------------------------          ------------------------
      (State or other jurisdiction of          (I.R.S. Employer ID No.)
      incorporation or organization)

          15320 Barranca Parkway
            Irvine, California                           92618
       ----------------------------              ------------------
           (Address of principal                      (Zip Code)
            executive offices)

                                 (714) 453-1300
                              ---------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X               No
                         ---                     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Common Stock, par value                   15,000,000
           $.001 per share           (Outstanding on November 7, 1996)
               (Class)

     The undersigned registrant hereby amends the following items of its Quarterly Report for the third quarter of 1996 on Form 10-Q as set forth in the pages attached hereto.


                                     PART I
                                     ------

     Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          December 31, 1995 and September 30, 1996
          (unaudited)........................................................3

          Consolidated Statements of Income for the
          three month and nine month periods ended
          September 30, 1995 and 1996 (unaudited)............................4

          Consolidated Statements of Cash Flows for the
          nine month periods ended September 30, 1995
          and 1996 (unaudited)...............................................5

          Notes to Consolidated Financial Statements.........................7






                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




      November 12, 1996             /s/ Tony Cherbak
                                    ------------------------------------
                                    Tony Cherbak
                                    Executive Vice President and
                                    Chief Financial Officer

                          MOSSIMO, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       1996            1995
                                                  -------------   ------------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $ 5,107        $   481
  Accounts receivable, net                            6,891            844
  Due from factor                                    15,294          3,255
  Royalties receivable                                  875            683
  Inventories                                        14,144          9,773
  Prepaid expenses                                      488            588
  Deferred taxes                                        700             --
                                                    -------        -------
    Total current assets                             43,499         15,624

PROPERTY AND EQUIPMENT, net                           3,754          1,420
OTHER ASSETS                                          1,383            118
                                                    -------        -------
                                                    $48,636        $17,162
                                                    =======        =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $ 5,236        $ 2,032
  Accrued liabilities                                   660            915
  Income taxes payable                                  354              6
  Current portion of long-term debt                      63             50
  S distribution note                                   150              -
                                                    -------        -------
    Total current liabilities                         6,463          3,003

DEFERRED ROYALTY INCOME                               1,100              -
DEFERRED RENT, net of current portion                   116             94
LONG-TERM DEBT, net of current portion                   58             30

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized
    shares 3,000,000, no shares issued or outstanding     -              -
  Common stock, par value $.001; authorized shares
    30,000,000, issued and outstanding
    13,000,000 (1995) and 15,000,000 (1996) shares        15            13
  Additional paid-in capital                          31,663         1,187
  Retained earnings                                    9,221        12,835
                                                     -------       -------
                                                      40,899        14,035
                                                     -------       -------
                                                     $48,636       $17,162
                                                     =======       =======
                 See accompanying notes to financial statements

                          MOSSIMO, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)
                                For The Three Months     For The Nine Months
                                 Ended September 30,     Ended September 30,
                                ---------------------    -------------------
                                   1996        1995        1996        1995
                                 --------     -------     -------     -------
NET SALES                         $31,913     $18,816     $81,915     $53,805
COST OF SALES                      21,792      11,086      50,168      30,262
                                  -------     -------     -------     -------
GROSS PROFIT                       10,121       7,730      31,747      23,543
ROYALTY INCOME                        843         599       3,036       2,528
                                  -------     -------     -------     -------
                                   10,964       8,329      34,783      26,071
OPERATING EXPENSES:
  General and administrative        2,897       1,498       6,516       4,290
  Selling                           2,444       1,557       6,737       4,206
  Marketing                         1,360         455       3,065       1,556
  Design                              504         262       1,389         672
                                  -------     -------     -------     -------
                                    7,205       3,772      17,707      10,724
                                  -------     -------     -------     -------
OPERATING INCOME                    3,759       4,557      17,076      15,347
OTHER EXPENSE (INCOME):
  Other                                (6)        (57)        (53)       (108)
  Interest                           (130)         78        (131)        102
                                  -------     -------     -------     -------
                                     (136)         21        (184)         (6)
                                  -------     -------     -------     -------
INCOME BEFORE TAXES                 3,895       4,536      17,260      15,353
PROVISION FOR INCOME TAXES          1,597          52       5,178         230
                                  -------     -------     -------     -------
NET INCOME                        $ 2,298     $ 4,484     $12,082     $15,123
                                  =======     =======     =======     =======
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE         $  0.15
                                  =======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                      15,208
                                   ======
PRO FORMA DATA:
  Historical income before pro
    forma provision for income taxes          $ 4,536     $17,260     $15,353
  Pro forma provision for
    income taxes                                1,848       7,077       6,255
                                              -------     -------     -------
PRO FORMA NET INCOME                          $ 2,688     $10,183     $ 9,098
                                              =======     =======     =======
PRO FORMA NET INCOME PER COMMON
  AND COMMON EQUIVALENT SHARE                               $0.69
                                                            =====
PRO FORMA WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                14,802
                                                           ======

                    See accompanying notes to financial statements
                                   Page 4 of 9

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (in thousands)
                                   (unaudited)

                                                           1996        1995
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $12,082      $15,123
  Adjustment to reconcile net income to
    net cash (used) provided by operating activities:
    Depreciation and amortization                            399          264
    Loss on disposition of property and equipment              2           31
    Deferred rent                                             22          (47)
    Provision for doubtful receivables                       260          379
  Changes in:
    Accounts receivable                                   (6,157)        (442)
    Due from factor                                       (8,402)        (664)
    Royalties receivable                                     (62)          33
    Inventories                                           (4,371)      (4,017)
    Prepaid expenses                                          99            -
    Other assets                                          (1,265)         (75)
    Accounts payable                                       3,204        1,425
    Accrued liabilities                                     (255)         210
    Income taxes payable                                    (352)         (15)
    Deferred royalty income                                1,100            -
                                                         -------      -------
    Net cash (used in) provided by operating activities   (3,696)      12,205
                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisition of property and equipment      (2,614)        (665)
  Proceeds from disposition of property and equipment          0           76
                                                         -------      -------
    Net cash used in investing activities                 (2,614)        (589)
                                                         -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                (79)         (39)
  Net change in factor advances                           (3,917)       3,522
  Dividends paid                                         (17,208)     (15,103)
  Net proceeds from issuance of common stock              32,140            -
  Repayment of note payable to stockholder                     -         (225)
                                                         -------      -------
    Net cash (used in) provided by financing activities   10,936      (11,845)
                                                         -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           4,626         (229)
CASH AND CASH EQUIVALENTS, beginning of period               481          407
                                                         -------      -------
CASH AND CASH EQUIVALENTS, end of period                 $ 5,107      $   178
                                                         =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                             $   146      $    78
                                                         =======      =======
    Income taxes                                         $ 5,482      $   245
                                                         =======      =======

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (in thousands)
                                   (unaudited)
                                  (CONTINUED)


                                                           1996        1995
                                                           ----        ----

SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Contractual obligations incurred for
    the acquisition of equipment                         $   120      $    22
                                                         =======      =======
  S distribution note payable to stockholder             $   150      $     -
                                                         =======      =======


































                 See accompanying notes to financial statements

                          MOSSIMO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation
      ---------------------

The accompanying consolidated financial statements of Mossimo, Inc. and subsidiary ("Mossimo" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form S-1 (33-80597) declared effective by the SEC on February 21, 1996.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of September 30, 1996 and December 31, 1995, the consolidated statements of income for the three month and nine month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996.

On February 15, 1996, the Company effected a 13,000-for-one stock split of its common stock. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split.

Certain of the 1995 amounts have been reclassified to conform to the presentation used in 1996.


2.    Initial Public Offering
      -----------------------

In February 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock for $18 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $32.4 million. Proceeds to the Company were used to repay indebtedness of $5.6 million in outstanding advances under the Company's factoring agreement and pay $17.2 million in connection with the final S corporation distribution. (See Note 5.) The remaining proceeds are being used for general corporate purposes, including the construction of in-store shops, start-up costs of the Company's screenprinting subsidiary and tenant improvements and equipment for a new headquarters and distribution facility expected to be occupied by the Company in the first half of 1997.

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

PRO FORMA NET INCOME PER SHARE - Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period. Historical net income per common share is not presented because it is not indicative of the ongoing entity.

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

5.    Stockholders' Equity
      --------------------

In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholder $17.2 million, representing previously earned and undistributed taxable S corporation earnings as of February 27, 1996 in the form of promissory notes (S distribution notes). The estimated remaining amount payable to stockholder for previously earned and undistributed taxable S corporation earnings under the S distribution notes was $150,000 at September 30, 1996.

In accordance with a regulation of the Securities and Exchange Commission, the Company reclassified $1,624,000 to additional paid-in capital for that portion of the previously earned and undistributed taxable S corporation earnings at February 27, 1996 which was in excess of the balance of retained earnings at such date.

6.    Credit Agreement
      ----------------

In February 1996, the Company entered into a $10 million unsecured line of credit with a bank. The credit agreement contains certain restrictive covenants that require the maintenance of various financial levels and ratios and prohibits the payment of dividends by the Company.

7.    Deferred Royalty Income
      -----------------------

In August 1996, the Company acquired its exclusive license for Southeast
Asia from its then-existing licensee for a payment of $1.1 million and simultaneously negotiated a new agreement with an unrelated party to license that same territory for an initial term of 5 years with licensee's option to extend for an additional 5 years. In consideration of the new agreement, the Company received $1.1 million, consisting of a license fee of $550,000 and $550,000 to be applied against future minimum royalty payments required under the agreement. The Company will amortize the licensing rights (included in other assets) and deferred royalty income over the initial 5-year term of the agreement.