Form 10-K405
period 1996-12-31
MOSSIMO INC
filed 1997-03-27
CIK 1005181

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 1-14208

                                 MOSSIMO, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      33-0684524
--------------------------------------------   --------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer ID No.)
       incorporation or organization)

           15320 Barranca Parkway
             Irvine, California                                    92618
--------------------------------------------   --------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

                                 (714) 453-1300
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $.001 per share

    Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
     ------           ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference and Part III of this Form 10-K or any amendment to this Form 10-K.

Yes    X         No
     ------           ------

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 14, 1997 was approximately $38,155,000.

    The registrant had 15,000,000 shares of common stock, par value $.001 per share outstanding at March 14, 1997.

    Documents Incorporated by Reference (To the Extent Indicated Herein):
Portions of the Definitive Proxy Statement for the 1997 Annual Meeting (in Part
III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1--BUSINESS

GENERAL

    Mossimo, Inc. ("Mossimo" or the "Company") is a Delaware corporation formed in November 1995 to succeed to the assets and liabilities of Mossimo, Inc., a California corporation, which was organized in 1988 to continue the business founded by Mossimo Giannulli in 1987 as a sole proprietorship. The Company designs, sources and markets a lifestyle collection of designer men's and women's sportswear and activewear bearing Mossimo-Registered Trademark-trademarks that project the Company's image of a contemporary and youthful lifestyle. The Company's apparel offerings include tee-shirts, shorts, sweatshirts, denim products, knit and woven shirts, and outerwear. The Company also designs, sources and markets men's and women's eyewear and watches, and licenses its trademarks for use in collections of women's swimwear and bodywear, men's neckwear, and men's and women's accessories. Mossimo products are characterized by quality workmanship and are targeted towards the culturally-conscious, youthful-minded consumer generally age 35 or under.

    The Company's primary growth strategy is to increase sales to existing accounts by expanding its in-store shop program whereby participating retailers set aside exclusive floor space, highlighted by signature Mossimo fixtures, to sell the Company's products. This program, which began in early 1995, is designed to enable retailers to create an environment consistent with the Mossimo image and to display, stock and sell greater volumes of the Company's products. The Company believes that these in-store shops will build retailer commitment and consumer recognition of the Mossimo brand name. As of December 31, 1996, the Company had 100 in-store shops as compared with 11 at the end of 1995. The Company plans to continue the aggressive expansion of its in-store shop concept in 1997.

    The Company also plans for growth through increased penetration of existing accounts which will be achieved by broadening its range of product offerings, both in-house and through licensing arrangements, and increasing the number of stores in which its products are sold. During 1996, the Company introduced its women's sportswear collection as well as a collection of men's and women's designer watches. In addition, the Company signed license agreements for men's neckwear and for the distribution of a broad array of Mossimo products in Greece, South Africa and Southeast Asia.

    References herein to the "Company" and "Mossimo" refer to Mossimo, Inc. and, unless the context otherwise indicates, its subsidiaries and predecessor.

PRODUCT DESIGN

    The cornerstone of the Company's business is its ability to design products which embody the Mossimo image of a contemporary and youthful lifestyle. The Company's designs are inspired by subtle changes in culture and society including such areas as music, television, cinema, architecture and other forms of artistic expression, and appeal to the youthful-minded consumer. Mossimo Giannulli, the Company's founder and principal designer, provides leadership and direction for all aspects of the design process and oversees a design staff of 19 people. The design staff reflects the Company's culturally-conscious, youthful-minded target consumer as they consistently monitor changes in culture and society. Mr. Giannulli's active participation in, and oversight of, the design process for all Mossimo products is intended to ensure consistency of the quality of such products and their adherence to the Company's distinctive image.

PRODUCTS

    The Company's products include men's activewear, such as tee-shirts and shorts, men's and women's sportswear, including knit and woven tops and denim and related products, and men's and women's eyewear and watches. The Company also licenses Mossimo trademarks to third-party licensees who manufacture and distribute women's swimwear and bodywear, men's neckwear and men's and women's apparel-related accessories utilizing designs approved by the Company. The following table sets forth the components of the Company's net sales by product for the periods indicated:

                                                                        YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                          1996                    1995                    1994
                                                  ---------------------  ----------------------  ----------------------
                                                  NET SALES       %       NET SALES       %       NET SALES       %
                                                  ----------  ---------  -----------  ---------  -----------  ---------
                                                                             (IN THOUSANDS)
Men's Apparel:
  Activewear....................................  $   42,335       39.0%  $  43,288        60.2%  $  28,820        65.0%
  Sportswear....................................      41,678       38.4      24,427        33.9      13,139        29.6
Women's Sportswear..............................      19,874       18.3         731         1.0         329          .7
Eyewear.........................................       2,842        2.6       2,295         3.2       1,520         3.4
Other (1).......................................       1,945        1.7       1,220         1.7         525         1.3
                                                  ----------  ---------  -----------  ---------  -----------  ---------
Total...........................................  $  108,674      100.0%  $  71,961       100.0%  $  44,333       100.0%
                                                  ----------  ---------  -----------  ---------  -----------  ---------
                                                  ----------  ---------  -----------  ---------  -----------  ---------

------------------------

(1) Other is comprised primarily of sales of the Company's Time collection of watches, sales of fabric, trim, merchandising supplies and fixtures to certain of the Company's licensees, and sales made by the Company's two signature retail stores in Southern California, less unallocated discounts and allowances.

    APPAREL

    MEN'S ACTIVEWEAR. Mossimo's activewear products are popular among younger designer-oriented consumers. The Company offers both screenprinted and embroidered tee-shirts and sweatshirts, in a variety of styles and colors, prominently displaying the Company's name. In addition, the Company's volley and walk shorts are offered in a variety of styles, fabrics and colors and are designed for athletic use or casual wear. The Company believes that its activewear products are characterized by the quality of fabrics and construction and are distinguished from other activewear lines by the Mossimo name. The Company's activewear products compete with other activewear designers such as Quiksilver, Billabong, Rusty and Redsand and are generally priced between $18 and $48.

    MEN'S SPORTSWEAR. Mossimo's men's sportswear encompasses a variety of products including: knit and woven tops, including polo shirts and collared, button shirts; denim and related products, such as jeans, shirts and jackets; and outerwear, including sweaters and jackets. Mossimo's contemporary designer men's sportswear products compete with other designer men's sportswear lines such as Tommy Hilfiger, Calvin Klein, Polo/Ralph Lauren, Nautica, Liz Claiborne, Perry Ellis and Guess?. The Company's sportswear products generally retail for between $22 to $175, which is generally lower than such competitors' products. While the Company's sportswear line includes basic styles of jeans and other products that recur with only minor variation from season to season and year to year, most of the Company's sportswear products, while having certain consistent design elements, offer a variety of silhouettes, fabrics, colors and patterns and are seasonal in nature. The Company also offers generally higher priced products such as leather jackets, men's suitings, and certain sweaters and trousers which are more seasonal and fashion-oriented. Although these products are an important component of the Mossimo designer label, they historically constitute less than one percent of net sales. The Company expects that such products will continue to represent a relatively small percentage of its overall net sales.

    WOMEN'S SPORTSWEAR. The Company formally launched its designer young women's sportswear line in July 1996. The women's sportswear line is being distributed primarily to the Company's better department store and specialty store accounts, including the Company's in-store shops. The line consists of denim products, including tops, pants and jackets, knit tops, dresses, shorts and outerwear, such as sweaters and leather jackets, and is characterized by distinctive fabrics and contemporary styling. The women's sportswear products generally retail for between $20 and $140 and are targeted toward young women between the ages of 13 and 25.

    EYEWEAR

    The Company's eyewear line features three primary categories of high quality men's and women's sunglasses manufactured to Mossimo's design specifications. The eyewear features either glass or polycarbonate lenses and highly stylized frames which are sold primarily in better department stores and optical specialty stores. The eyewear collections include:

   MOSSIMO OPTICS--Mossimo's original contemporary eyewear featuring glass lenses and highly stylized Italian frames at retail price points ranging from $138 to $200.

   MOSS--A sunwear collection developed to appeal to younger Mossimo customers featuring polycarbonate lenses and a combination of nylon, nickel and monel frames. The Moss collection will be available at retail in March 1997 at price points ranging from $75 to $100.

   MOSSIMO GIANNULLI--A signature collection developed exclusively for high-end optical retailers and specialty department stores. The signature collection is manufactured in Japan and will be available at retail in May 1997 at price points upwards of $300.

    WATCHES

    The Company introduced its new collection of custom timepieces in the fall of 1996. The collection is offered in men's and junior sizes and is distributed through department and specialty stores. The watch collection features four main styles with a broad selection of bands: STONEHENGE--a basic timepiece; HUBBLE--a pocket watch worn on the wrist; EDDINGTON--a dress piece; and AQUANAUT--a diver's watch.

    The collection, which was designed and is being sourced in-house, is constructed with 100% stainless steel parts and quartz movements and retails between $75 and $170.

    Licensed Products

    WOMEN'S SWIMWEAR AND BODYWEAR. The Mossimo line of women's swimwear and bodywear is manufactured and distributed in the United States by a licensee utilizing designs approved by the Company bearing Mossimo trademarks. The swimwear products include both one-piece and two-piece swimsuits which are fashion-oriented and targeted towards young, body conscious women. The Mossimo swimwear line has been featured in several magazines, including the SPORTS ILLUSTRATED swimsuit issue. The women's bodywear line is a collection of fashionable aerobic activewear which prominently bears the Mossimo trademarks and is designed using materials such as lycra that stretch and compensate for body movements during strenuous exercise.

    ACCESSORIES. Accessories, including hats, bags, belts, jewelry and wallets bearing the Company's trademarks, are manufactured and distributed in the United States by a licensee based on designs approved by Mossimo. Such accessories are consistent with Mossimo's contemporary and youthful image and are intended to complement the Company's other lines through related styles, colors or fabrics.

    NECKWEAR. In 1996, the Company signed a license agreement with Superba to produce a collection of men's better ties and neckwear under the Mossimo label. The neckwear collection will be available at retail in June 1997.

SOURCING AND MANUFACTURING

    The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products through independently owned contractors with manufacturing facilities primarily in the United States, China, India, Macao, Peru, Portugal and Italy. The Company believes that outsourcing the substantial majority of its production allows it to enhance production flexibility and capacity while substantially reducing capital expenditures and avoiding the costs of managing a large production work force. In addition, outsourcing provides the Company with expertise in fabric selection and manufacturing processes.

    Mossimo contracts for the manufacture and sewing of its products with approximately 35 domestic factories and mills and 138 overseas factories and mills. During 1996, approximately 60% of the Company's products were manufactured offshore. The balance of the Company's finished goods were manufactured by domestic suppliers. The Company anticipates that the importation of its products will increase primarily due to its increasing sportswear sales.

    The Company utilizes international sourcing agents who assist the Company in selecting and overseeing third party contractors, sourcing fabric and monitoring quotas and other trade regulations. The Company's production staff and independent sourcing agents oversee all aspects of apparel manufacturing and production. The Company and its sourcing agents separately negotiate with suppliers for the purchase of fabrics which are then purchased either by the Company or by its contractors.

    The Company arranges for the production of its products primarily based on orders received. The Company has traditionally received a significant portion of its customer orders prior to placement of its initial manufacturing orders. Many of these customer orders may change with respect to colors, sizes, allotments or assortments prior to the delivery date. The Company utilizes such orders and its historical experience to estimate production requirements in order to secure necessary fabrics and manufacturing capacity. Because the Company's foreign manufacturers are located at greater geographic distances from the Company than its domestic manufacturers, the Company is generally required to allow greater lead time for foreign manufacturing orders.

    The Company does not own or operate any manufacturing facilities and is therefore dependent on independent contractors for the manufacture of its products. The Company's products are manufactured to its specifications by both domestic and international manufacturers. The inability of a manufacturer to ship the Company's products in a timely manner or to meet the Company's quality standards could adversely affect the Company's ability to deliver products to its customers in a timely manner. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the Company's products or could otherwise have an adverse effect on the Company's financial condition and results of operations. There are no formal arrangements between the Company and any of its contractors or suppliers.

    The Company's quality control program is designed to ensure that all goods bearing Mossimo trademarks meet the Company's standards. With respect to its products, the Company develops and inspects prototypes of each product prior to cutting by the contractors, establishes fittings based on the prototype, inspects samples and, through its employees or sourcing agents, inspects fabric prior to cutting. The Company or its sourcing agents inspect the final product prior to shipment to the Company's Irvine, California warehouse. With respect to licensed products, the Company oversees the quality control programs of its licensees and regularly inspects samples of their products.

    In June 1996, the Company formed a wholly-owned subsidiary, Giannico, Inc. (Giannico), which is engaged in the screenprinting of tee-shirts for the Company and others. Giannico commenced operations in a 53,000 square foot facility in October 1996.

MARKETING AND ADVERTISING

    In marketing its men's apparel products in the United States, the Company utilizes 13 independent sales representatives who are assigned geographic territories by the Company and compensated on a commission basis. The Company utilizes four in-house sales representatives who are salaried rather than paid on commission to market the women's sportswear line. The Company's eyewear products are marketed through a sales force of 11 independent representatives, three of whom also carry the Company's men's apparel lines. The Company maintains showrooms at its headquarters in Irvine, California, New York City, Dallas and Chicago to display various portions of its product line. The Company's products are presented at a number of trade shows, including the semi-annual MAGIC Show where the Company's products appear in the designer pavilion.

    The Company strives to maintain a consistent image through the coordination of merchandising, advertising and promotion. The Company advertises extensively in magazines such as GQ, DETAILS, DETOUR, ELLE and VANITY FAIR. The Company develops its advertising program in-house which provides the Company with a greater degree of creative control. The goal of the Company's print campaign is to present a distinctive image of a contemporary and youthful lifestyle which consumers will associate with the Company's products. This image is carried forward in hangtags and in the design of the Company's in-store shops and displays and its two Southern California signature retail stores. The Company also uses personal appearances by Mossimo Giannulli to promote its products to the consumer and to enhance its relationships with its accounts.

DISTRIBUTION

    Distribution of all Mossimo non-licensed products is centralized in the Company's Irvine facility. Upon receipt from the manufacturers, the Company's products are inspected, sorted, packed and shipped to retail accounts in the United States. The Company's licensees are responsible for the distribution of licensed products. The Company maintains an open stock program for certain of its denim products to facilitate reorders by its customers. The Company expects to expand this program to other products in 1997.

    Mossimo has an electronic data interchange ("EDI") system through which certain orders are automatically placed by the retailer with the Company. In addition, the Company's sales representatives can transmit orders directly to the Company's system from the field, further expediting order processing.

    During 1996, the Company's products were sold in over 2,800 department and specialty retail store locations throughout the United States. The Company's five largest customers accounted for approximately 37.8% and 40.3% of net sales in 1996 and 1995, respectively. The Company's largest customer, Dillard's, accounted for approximately 10.5% of net sales in 1996. A decision by Dillard's, or the controlling owner of a group of department stores or any other significant customer, to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

    The Company seeks to enhance brand image by controlling the distribution channels for its products based on criteria which include the image of the store, availability of a desirable location within the store and the store's ability to effectively display and promote the Company's products.

    A significant component of this strategy is the Company's in-store shops program in department and selected specialty retail stores. This program enables Mossimo to design a retail space consistent with the Company's image and is intended to enable the retailers to display, stock and sell a greater volume of the Company's products. The Company believes that these in-store shops build longer term retailer commitment to the Company's products and consumer recognition of the Mossimo brand name. As of December 31, 1996, the Company had installed 100 in-store shops in department and specialty retail store chains, including Macy's, Bloomingdales, Bon Marche and Dayton Hudson, and currently plans to install approximately 125 additional men's and women's in-store shops in 1997. The costs of the shops to date have generally been shared between the retailer and the Company.

    The apparel industry historically has been subject to substantial cyclical variations. During recessionary periods, when disposal income is low, purchases of apparel and related goods tend to decline. Accordingly, a recession in the general economy or uncertainties regarding future economic prospects that effect consumer spending habits could have a material adverse effect on the Company's results of operations. Additionally, the retail industry has experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, restructuring, bankruptcies and liquidations. While various retailers, including some of the Company's customers, experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's bad debt experience has been limited. Financial problems of a retailer could cause the Company's factor to limit the amount of receivables of such retailer that the factor would approve, which could cause the Company to curtail business with such retailer or require the

Company to assume more credit risk relating to such customer's receivables. The Company cannot predict what effect, if any, continued changes within the retail industry will have on the Company's business.

RETAIL STORES

    The Company operates two signature retail stores which provide a means to showcase the Company's products. The stores are located in South Coast Plaza, Orange County, California (established in 1993) and Old Towne, Pasadena, California (established in 1994). Each store incorporates contemporary architectural designs which are consistent with the Company's in-store shop environment and the Company's image.

LICENSING

    The Company enters into licensing agreements for certain products and geographical territories if the Company believes such arrangements will provide more effective manufacturing, distribution or marketing of such products than could otherwise be achieved in-house. In addition, the Company believes that selective licensing of the Mossimo name and trademarks provides an opportunity to promote the Mossimo brand name while significantly reducing capital outlays and operating expenses. In evaluating a licensing decision, the Company considers various factors including potential profit and capital and management resources available to the Company at such time. The Company maintains substantial control over the design, manufacturing specifications, advertising and distribution of its licensed products and maintains a policy of evaluating its licensing arrangements to ensure consistent presentation of the Mossimo image.

    The Company has licensed the exclusive right to manufacture and distribute women's swimwear and bodywear bearing its trademarks in the United States pursuant to a license agreement with The Lunada Bay Corporation that expires in September 1997, subject to renewal upon negotiation. Mossimo currently licenses to Aquarius, Ltd. the exclusive right to manufacture and distribute men's and women's accessories in the United States. This license agreement expires in December 1999, subject to renewal by the licensee for an additional two-year term, if minimum sales and royalty requirements are met. In addition, the Company recently licensed to Superba the exclusive right to manufacture and distribute finer men's neckwear in the United States. This license currently expires in March 2000, subject to renewal by the licensee for an additional three-year term, if minimum sales and royalty requirements are met. Under all license agreements, Mossimo retains approval rights with respect to the design of products.

    Currently, Mossimo has seven license agreements pursuant to which third-party licensees have the exclusive right to manufacture and sell certain products under the Company's trademarks according to designs furnished or approved by the Company in specified territories including Japan (where the licensee is Itochu Corporation), Canada, Australia and New Zealand, Greece, Chile, South Africa and Southeast Asia. The present terms of these agreements (exclusive of renewal terms) expire at various dates ranging from July 1998 through December 2000.

TRADEMARKS

    The Company utilizes a variety of trademarks which it owns, including the script Mossimo trademark. The Company has 8 registrations and 6 pending applications for its trademarks in the United States. In addition, the Company has approximately 106 trademark registrations and applications in over 41 other countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement, including the use of cease-and-desist letters, administrative proceedings and lawsuits.

COMPETITION

    The men's sportswear and activewear segments of the apparel industry are highly competitive. The Company encounters substantial competition in the men's and women's designer sportswear business, including Tommy Hilfiger, Calvin Klein, Polo/Ralph Lauren, Nautica, Liz Claiborne, Perry Ellis and Guess?, as well as certain other designer and nondesigner lines. With respect to its men's activewear products, the Company encounters substantial competition from other activewear and beachwear lines. Additionally, the Company encounters substantial competition from department stores, including some of the Company's major retail customers, which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own labels. Mossimo's eyewear, watches, licensed accessories and women's swimwear and bodywear also compete with a substantial number of designer and nondesigner lines. Many of the Company's competitors are significantly larger and more diversified than the Company, have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company. The Company competes primarily on the basis of fashion, image, price, quality and service. The Company believes its competitive position depends upon its ability to anticipate and respond effectively to changing consumer demands and to offer fashion-conscious customers a wide variety of high quality apparel at competitive prices.

BACKLOG

    The Company generally receives the bulk of the orders for each of the Spring, Summer, Fall and Holiday seasons a minimum of three months prior to the date the products are shipped to stores. Such orders are cancelable by the retailer up to 30 days prior to the date of shipment of the products. At December 31, 1996, the Company's Spring backlog of orders for delivery primarily in the first quarter was approximately $22.7 million, as compared with Spring backlog of approximately $22.9 million at December 31, 1995. Historically, the Company has shipped less than all orders in its backlog. The Company's backlog depends upon a number of factors, including the timing of trade shows during which a significant percentage of the Company's orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual shipments.

EMPLOYEES

    At December 31, 1996, the Company had approximately 330 full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2--PROPERTIES

    The Company's current corporate headquarters, distribution facility and screenprinting operation are located in Irvine, California and consist of eight leased buildings totaling approximately 165,000 square feet of space. In addition, the Company leases showrooms in New York City, Dallas and Chicago as well as two retail stores in Costa Mesa and Pasadena, California.

    To accommodate the Company's growth for the foreseeable future and provide a significant increase in distribution capacity, the Company has entered into an agreement to lease a new build-to-suit facility in Irvine, California. This facility is currently under construction and is expected to be ready for occupancy in June 1997. The new facility will initially include 40,000 square feet of office space and a 160,000 square foot distribution facility, with potential distribution facility expansion of an additional 70,000 square feet.

ITEM 3--LEGAL PROCEEDINGS

    On January 24, 1997, a shareholder class action complaint was filed in the Superior Court for Orange County, California alleging violations of the California Corporations Code and other California state law claims, including for unlawful business practices and misleading advertising, against the Company and certain of its officers and directors with respect to statements made in connection with its initial public offering, subsequent Securities and Exchange Commission filings, analyst reports and other public announcements. The suit is purportedly brought on behalf of all persons who purchased the Company's Common Stock during the period from February 23, 1996, the date of its initial public offering, through January 14, 1997 by named plaintiff Chaile Steinberg. Such suit seeks compensatory damages of unspecified amounts and other relief. Although the outcome of litigation cannot be predicted with certainty, management believes that the Company has meritorious defenses to the claims alleged and intends to vigorously defend against this action.

    The Company is involved in certain other legal and administrative proceedings and threatened legal and administrative proceedings arising in the normal course of its business. While the outcome of such proceedings and threatened proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters individually or in the aggregate will not have a material adverse effect on the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 5-- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock, par value $.001 per share (Common Stock), began trading February 23, 1996 on the New York Stock Exchange upon completion of the Company's initial public offering (trading symbol "MGX"). As of March 14, 1997, there were approximately 6,100 shareholders of record. The following table sets forth the high and low sales prices for the Common Stock for each quarterly period since such stock began trading, as reported on the New York Stock Exchange Composite Tape:

                                                                               HIGH             LOW
                                                                            -----------     -----------
First Quarter (from February 23, 1996)....................................  $   34  1/4     $   23  3/4
Second Quarter............................................................  $   50  1/8     $   27  3/4
Third Quarter.............................................................  $   49  3/4     $   26  1/4
Fourth Quarter............................................................  $   31  7/8     $   11  7/8

    The Company intends to use its cash flow from operations to finance the build-out of its new leased headquarters facility, the construction and installation of in-store shops in connection with the Company's in-store shop program and its working capital needs. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. Further, the Company's revolving credit facility restricts its ability to pay dividends.

    Since its initial public offering, the Company has not paid a dividend on its Common Stock. For certain information regarding distributions made by the Company in 1995 and 1996 (prior to its initial public offering in February
1996), see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6--SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements") and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data presented below have been derived from the Company's consolidated financial statements. The selected pro forma income statement data set forth below is for informational purposes only and may not necessarily be indicative of the Company's results of operations in the future.

                                                    YEARS ENDED DECEMBER 31,
                                          --------------------------------------------
                                            1996     1995     1994     1993     1992
                                          --------  -------  -------  -------  -------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales...............................  $108,674  $71,961  $44,333  $22,134  $16,467
Cost of sales...........................    69,364   41,210   26,027   14,516   11,573
                                          --------  -------  -------  -------  -------
Gross profit............................    39,310   30,751   18,306    7,618    4,894
Royalty income..........................     3,919    3,413    2,375    1,051      529
Operating expenses......................    25,283   14,586    9,380    5,954    4,679
                                          --------  -------  -------  -------  -------
Operating income........................    17,946   19,578   11,301    2,715      744
Interest income (expense), net..........       191     (233)    (148)    (216)    (183)
Other income (expense)..................        19      114       87       (4)     (16)
                                          --------  -------  -------  -------  -------
Income before income taxes..............    18,156   19,459   11,240    2,495      545
Provision for income taxes (1)..........     5,526      297      176       70       14
                                          --------  -------  -------  -------  -------
Net income..............................  $ 12,630  $19,162  $11,064  $ 2,425  $   531
                                          --------  -------  -------  -------  -------
                                          --------  -------  -------  -------  -------
PRO FORMA DATA (2):
Historical income before income taxes...  $ 18,156  $19,459  $11,240  $ 2,495  $   545
Pro forma provision for income taxes....     7,374    7,946    4,663    1,026      231
                                          --------  -------  -------  -------  -------
Pro forma net income....................  $ 10,782  $11,513  $ 6,577  $ 1,469  $   314
                                          --------  -------  -------  -------  -------
                                          --------  -------  -------  -------  -------
Pro forma net income per share (3)......  $    .72
                                          --------
                                          --------
Pro forma weighted average common shares
 outstanding (3)........................    14,877
                                          --------
                                          --------


                                                          DECEMBER 31,
                                          --------------------------------------------
                                            1996     1995     1994     1993     1992
                                          --------  -------  -------  -------  -------
                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.........................  $ 36,152  $12,621  $ 9,880  $ 1,932  $ 1,055
Total assets............................    50,754   17,162   14,635    5,326    3,617
Long-term debt..........................        85       30       64       72      118
Stockholders' equity....................    41,131   14,035   10,987    2,459    1,033

------------------------

(1) Represents California state franchise taxes for periods prior to the Company's conversion to C corporation status.

(2) Amounts reflect adjustment for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

(3) Amounts reflect the assumed issuance of 23,722 shares of Common Stock at the initial public offering price per share to generate sufficient cash to pay the balance of the S distribution notes at December 31, 1996. The notes represent amounts payable to the shareholder for previously earned and undistributed taxable S corporation earnings prior to the Company's conversion to C corporation status.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Results of Operations

    The following table sets forth pro forma operating results (as a percentage of net sales) for the periods indicated. Pro forma operations reflect adjustments to historical operating results for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

                                                                       YEARS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1996       1995       1994
                                                                    ---------  ---------  ---------
Net sales.........................................................      100.0%     100.0%     100.0%
Cost of sales.....................................................       63.8       57.3       58.7
                                                                    ---------  ---------  ---------
Gross profit......................................................       36.2       42.7       41.3
Royalty income....................................................        3.6        4.7        5.4
Operating expenses:
  General and administrative......................................        8.6        7.9        8.8
  Selling.........................................................        8.6        8.0        7.7
  Marketing.......................................................        3.9        2.9        3.0
  Design..........................................................        2.2        1.4        1.7
                                                                    ---------  ---------  ---------
    Total operating expenses......................................       23.3       20.2       21.2
                                                                    ---------  ---------  ---------
Operating income..................................................       16.5       27.2       25.5
Interest income (expense).........................................         .2        (.3)       (.3)
Other income (expense)............................................                    .1         .2
                                                                    ---------  ---------  ---------
Income before income taxes........................................       16.7       27.0       25.4
Provision for income taxes........................................        6.8       11.0       10.6
                                                                    ---------  ---------  ---------
Net income........................................................        9.9%      16.0%      14.8%
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Net sales increased 51.0% to $108.7 million in 1996 from $72.0 million in 1995, an increase of $36.7 million. The Company's increase in net sales was principally driven by the successful launch of the women's sportswear line in department and specialty stores and increased sales of men's sportswear to new and existing wholesale customers as they expanded their purchases to include a more complete line of Mossimo products. Net sales of the women's sportswear line, which represented approximately 18.3% of the Company's net sales in 1996, increased to $19.9 million in 1996 from $731,000 in 1995. Men's activewear represented approximately 39% of the Company's net sales in 1996. Net sales of men's activewear in 1996 decreased approximately 2.2% from men's activewear net sales in 1995, primarily as a result of decreased sales of screenprinted tee-shirts. Men's sportswear represented approximately 38.4% of the Company's net sales in 1996. Net sales of men's sportswear in 1996 increased approximately 70.6% over such sales in 1995, primarily as a result of increased sales of knit shirts, woven shirts and denim. Net sales of the Company's eyewear increased approximately 23.8% to $2.8 million in 1996 from $2.3 million in the comparable period in 1995.

    Gross profit increased to $39.3 million in 1996 from $30.8 million in 1995. Gross profit as a percentage of net sales decreased to 36.2% in 1996, from 42.7% in 1995. The decrease resulted primarily from higher than planned production development costs of approximately $2.6 million and late product deliveries which necessitated approximately $1.2 million in year-end allowances to the Company's retail customers. The higher development costs are the result of increased product sampling costs related to an expanded number of men's sportswear offerings and the launch of the women's sportswear line, compounded by certain inefficiencies in sourcing such product samples through new agents and factories. To a lesser extent, gross margins for the year ended December 31, 1996 were impacted by a physical inventory shortage, off-price sales of certain out-of-season merchandise and change in sales mix, with men's and women's sportswear representing a substantially higher portion of sales (56.7% in 1996 compared to 35.0% in 1995).

    Royalty income increased 14.8% to $3.9 million in 1996 from $3.4 million in 1995, primarily due to increased sales by the Company's women's swimwear and bodywear licensee and increased sales by certain of the Company's international licensees.

    Operating expenses increased in all categories to $25.3 million in 1996 from $14.6 million in 1995. General and administrative expense increased to $9.4 million in 1996 compared to $5.7 million in 1995, primarily as a result of increases in staffing levels necessary to manage higher levels of net sales, increased costs of protecting the Company's trademarks globally, and certain increased costs customary to the Company's change in status from a privately held to a publicly traded company. Selling expense increased to $9.3 million in 1996 from $5.8 million in 1995, primarily as a result of commissions on higher levels of sales and increases in staffing levels, including the addition of women's sales representatives who are salaried rather than commissioned. Marketing expense increased to $4.2 million in 1996 from $2.1 million in 1995, primarily due to increased advertising expenses, including the cost of photo shoots related to the Company's advertising campaign. Design expense increased to $2.4 million in 1996 compared to $1.0 million in 1995, primarily as a result of increases in staffing levels necessary to support the expansion of the Company's product offerings, including men's and women's sportswear. Operating expenses as a percentage of net sales increased to 23.3% in 1996 from 20.2% in 1995.

    The Company had interest income of $191,000 in 1996 compared to interest expense of $233,000 in 1995, which was attributable to interest earned on the investment of net cash proceeds from the Company's initial public offering.

    Due to the Company's conversion to a C corporation in 1996, the provision for income taxes increased from $297,000 in the 1995 period to $7.4 million (on a pro forma basis) in the 1996 period.

    YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Net sales increased 62.3% to $72.0 million in 1995 from $44.3 million in 1994, an increase of $27.7 million. The Company's increase in net sales was principally driven by increased sales to existing wholesale customers as they expanded their purchases to include a more complete line of Mossimo products and as the number of their stores in which such products were sold increased. Men's activewear represented approximately 60.2% of the Company's net sales in 1995. Net sales of men's activewear in 1995 increased approximately 50.2% over such net sales in 1994, led by increased sales of tee-shirts. Men's sportswear represented approximately 33.9% of the Company's net sales in 1995. Net sales of men's sportswear increased approximately 85.9% over such sales in 1994, primarily as a result of increased sales of denim and related products and knit and woven shirts. Net sales of the Company's eyewear to wholesale customers increased approximately 51.0% to $2.3 million in 1995 from $1.5 million in the comparable period in 1994.

    Gross profit increased to $30.8 million in 1995 from $18.3 million in 1994. Gross profit as a percentage of net sales increased to 42.7% in 1995, from 41.3% in 1994. The increase resulted primarily from higher sales over which to spread overhead and an increase in tee-shirt prices.

    Royalty income increased 43.7% to $3.4 million in 1995 from $2.4 million in 1994, primarily due to increased sales by the Company's accessories licensee and, to a lesser extent, increased sales by the Company's women's swimwear and bodywear licensee and the Canadian licensee.

    Operating expenses increased in all categories to $14.6 million in 1995 from $9.4 million in 1994. Selling expense increased to $5.8 million in 1995 from $3.4 million in 1994 primarily as a result of commissions on higher levels of sales. Increases in general and administrative ($5.7 million in 1995 compared to $3.9 million in 1994), marketing ($2.1 million in 1995 compared to $1.3 million in 1994) and design ($1.0 million in 1995 compared to $747,000 in 1994) expense reflected, in part, increases in staffing levels necessary to manage higher levels of net sales and the expansion of the Company's product offerings, including men's sportswear and the anticipated line of women's sportswear. Marketing expense also reflected increased levels of advertising in 1995 over 1994. Operating expenses as a percentage of net sales decreased to 20.3% in 1995 from 21.2% in 1994. This decrease resulted primarily from spreading fixed expenses over significantly higher sales levels.

    Interest expense increased 57.4% to $233,000 in 1995 from $148,000 in 1994, attributable to higher cash advances from the Company's factor.

    Other income increased to $114,000 in 1995 from $87,000 in 1994, primarily attributable to the settlement of a trademark dispute.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventories and accounts receivable, and to purchase property and equipment. During 1996, the Company experienced significant growth in sales and, accordingly, utilized cash provided by operations to fund increases in accounts receivable and inventories. Net cash used in operating activities totaled $383,000 during 1996. At December 31, 1996, working capital was approximately $36.2 million as compared to $12.6 million at December 31, 1995. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment and construction of in-store shops, and changes in inventory levels. To supplement cash flow from operations, if necessary, the Company maintains a $10.0 million revolving credit facility to be used for general working capital purposes. The credit agreement contains normal restrictive covenants with respect to the conduct of the Company's business and requires the maintenance of various financial levels and ratios. At December 31, 1996, there were no borrowings outstanding on the line of credit. In addition, the Company has historically sold a substantial portion of its trade accounts receivable to a factor which assumes the credit risk with respect to collection of such accounts. The factor pays the Company the receivable amount after the factor receives payment from the Company's customer or, if earlier, shortly following the bankruptcy or insolvency of the customer or when the receivable becomes 90 days past due. The Company may request advances against a percentage, determined by the factor, of the qualifying accounts receivable factored at any time before their maturity date. The factor charges a commission on the net sales factored and interest at a negotiated rate over prime on advances. Advances on accounts sold to the factor are payable on demand. All obligations under the factoring agreement, which also includes a letter of credit facility, are collateralized by the Company's inventories.

    The Company believes that available cash, cash flow from operations and available borrowings, either through its factoring arrangement or credit facility, will be sufficient to meet operating needs and capital expenditure requirements, including the cost of tenant improvements and equipment for the Company's new leased headquarters/distribution facility for the foreseeable future.

    Cash flows used in investing activities totaled $4.0 million for 1996 and was comprised of capital expenditures related primarily to the construction of in-store shops and equipment for the Company's new screenprinting subsidiary. In May 1996, the Company entered into a 10-year lease for its new headquarters and distribution facility in Irvine, California, which it expects to occupy in June 1997. The Company currently estimates that its share of cost to construct tenant improvements and equip such facility will be approximately $4.0 million, of which $400,000 was spent in 1996.

    The Company is currently evaluating its management information systems as part of the development of an information technology strategy. The likely result of this evaluation will be a systems conversion for the Company's core business processes. Although the ultimate cost of a systems conversion has not yet been determined, the Company believes that it will incur between $500,000 and $1.0 million related to this project in 1997.

    The Company completed its initial public offering of 2,000,000 shares of common stock in February 1996. Net proceeds to the Company from the sale of its common stock were $32.1 million, after deducting underwriting discounts and commissions and offering expenses. Proceeds from the offering were used to repay factor advances totaling $3.9 million and pay a portion of the final S corporation distribution totaling $17.2 million; the remaining proceeds were used for general corporate purposes.

    In June 1996, the Company formed a wholly-owned subsidiary, Giannico, which is engaged in the screenprinting of tee-shirts. In June 1996, Giannico entered into a lease, guaranteed by the Company, for a screenprinting and warehousing facility and commenced operations in November 1996.

    The Company expects to significantly increase its investments in selling and marketing programs in 1997. Mossimo's ongoing sales strategy includes a dramatic increase in certain promotional programs with its department store customers which it believes will allow for the placement and merchandising of its products in sections of the department stores consistent with its image as a resource for finer men's and women's sportswear. Marketing efforts will focus on two key areas--in-store shops and advertising. The Company expects to increase its number of in-store shops to over 200 by the end of 1997 by adding approximately 125 new in-store shops in 1997. Additionally, the Company will initiate a new advertising campaign featuring its lifestyle collection of men's and women's sportswear aimed at reinforcing its product message with the consumer.

    By reason of the Company's treatment as an S corporation for Federal and state income tax purposes, the Company, since inception through its initial public offering, provided to its sole stockholder funds for the payment of income taxes on the earnings of the Company through the termination of S corporation status. In addition, the Company historically paid dividends to its sole stockholder to provide a return on investment. In connection with its initial public offering, the Company's S corporation status was terminated, and the Company declared the final S corporation distribution of its previously undistributed earnings. For the year ended December 31, 1996, the Company paid dividends, including amounts attributable to the payment of taxes and a portion of the final S corporation distribution, of $17.2 million. For the foreseeable future, earnings will be retained in the operation of the business.

SEASONALITY

    The Company's business is impacted by general seasonal trends that are characteristic of the many companies in the apparel industry. However, due primarily to the significant growth that the Company has experienced, quarterly sales and profit trends have not reflected the normal apparel industry seasonality. In 1997 and future years, the Company expects that its sales may reflect greater seasonal trends as its growth rate moderates and as men's and women's sportswear become a larger percentage of apparel sales.

INFLATION

    The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its net sales or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, the Company does not believe that they have had a material effect on the Company's net sales or profitability. In the past, the Company has been able to offset its foreign product cost increases by increasing prices or changing suppliers, although no assurance can be given that the Company will be able to continue to make such increases or changes in the future.

EXCHANGE RATES

    The Company receives United States dollars for substantially all of its product sales and its licensing revenues. Inventory purchases from offshore contract manufacturers are primarily denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. During the last two fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs. The Company does not engage in hedging activities with respect to such exchange rate risk.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

    Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

    The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of employee stock-based transactions.

FORWARD LOOKING INFORMATION

    The matters discussed in this report with respect to the effects of the expected capital expenditures in connection with the timing of new product introductions by the Company, the Company's new headquarters and distribution facility and management information systems, the impact of the Company's expected increase in its investments in selling and marketing programs in 1997 on its operating expenses, the retention of earnings in the operation of the business, the sufficiency of the Company's current sources of liquidity to meet operating needs and capital expenditures for the next 12 months and the expected greater seasonal trends in the Company's sales in future periods are forward looking statements and are subject to uncertainties associated with such statements. Such uncertainties include construction delays and other events that could increase the costs incurred by the Company in connection with its new headquarters and distribution facility, changes in consumer demands and preferences which could adversely impact the Company's sales in general and its in-store program in particular, and the ability of the Company to place its products in desirable sections of its department store customers. The Company's financial results are subject to other risks and uncertainties, including competition from other lines and uncertainties generally associated with new product introductions and apparel retailing. Such uncertainties are discussed in greater detail in the Company's prospectus dated February 22, 1996 filed with the SEC.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Index to Consolidated Financial Statements" at Item 14(a) for a listing of the consolidated financial statements and supplementary data submitted as part of this report.

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 28, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 28, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 28, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting to be held May 28, 1997 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

    (1) Financial Statements:

        Report of Independent Auditors

        Consolidated Balance Sheets at December 31, 1996 and 1995

        Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedule:

        The following financial statement schedule of Mossimo, Inc. and Subsidiary for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Mossimo, Inc. and Subsidiary.

        Schedule                                                        Page

          II  Valuation and Qualifying Accounts                           34

    (3) Exhibits:
       The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------
    3.1      Certificate of Incorporation of Registrant (1)

    3.2      Bylaws of the Registrant (1)

    4.1      Specimen certificate of shares of Common Stock of the Registrant (1)

   10.1      Registrant's 1995 Stock Option Plan (1)

   10.2      Registrant's 1995 Directors Stock Option Plan (1)

   10.3      Employment Agreement, dated January 1, 1996, by and between the Registrant and Mossimo Giannulli
              (1)

   10.4      Factoring Agreement, dated January 2, 1990, by and between the Registrant and The CIT Group, as amended to date (1)

   10.4.1    Letter Amendment to Factoring Agreement dated June 16, 1995 (1)

   10.4.2    Letter Amendment to Factoring Agreement dated February 1, 1996 (1)

   10.4.3    Letter Amendment to Factoring Agreement dated November 1, 1996

   10.5      Lease, dated June 24, 1991, by and between The Irvine Company and the Registrant (1)

   10.6      Form of Indemnification Agreement between the Registrant and its directors and officers (1)

   10.7      Employment Agreement, dated November 8, 1994, by and between the Registrant and Donald A. Kerkes, as amended to date (1)

   10.8      Credit Agreement, dated February 27, 1996, between the Registrant and Wells Fargo Bank, National
              Association (2)

   10.9      Lease, dated May 3, 1996, between the Registrant and The Irvine Company (3)

   10.10     Employment Agreement, dated August 22, 1996, between the Registrant and Tony Cherbak (4)

   11.1      Computation of net income per share

   21.1      Subsidiaries

   23.1      Independent Auditors' Consent

   27.1      Financial Data Schedule

------------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-80597), as amended, which became effective February 22, 1996.

(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996.

                          MOSSIMO, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT..............................................    19

FINANCIAL STATEMENTS:

Consolidated balance sheets at December 31, 1996 and 1995.................    20

Consolidated statements of income for the years ended December 31, 1996,
  1995 and 1994...........................................................    21

Consolidated statements of stockholders' equity for the years ended
  December 31, 1996, 1995 and 1994........................................    22

Consolidated statements of cash flows for the years ended December 31,
  1996, 1995 and 1994.....................................................    23

Notes to consolidated financial statements................................    24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Mossimo, Inc.:

    We have audited the accompanying consolidated balance sheets of Mossimo, Inc. and subsidiary (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Costa Mesa, California

February 21, 1997

                          MOSSIMO, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................................................  $   7,007  $     481
Accounts receivable, net of allowance for doubtful accounts of $300 (1996) and $205
 (1995).....................................................................................      2,831      1,527
Due from factor (Note 2)....................................................................     13,561      3,255
Refundable taxes............................................................................      1,346     --
Inventories (Note 3)........................................................................     17,415      9,773
Deferred taxes (Note 4).....................................................................      1,455     --
Prepaid expenses and other current assets...................................................        869        588
                                                                                              ---------  ---------
  Total current assets......................................................................     44,484     15,624
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization (Notes 5
 and 6).....................................................................................      4,859      1,420
OTHER ASSETS................................................................................      1,411        118
                                                                                              ---------  ---------
                                                                                              $  50,754  $  17,162
                                                                                              ---------  ---------
                                                                                              ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................................................  $   6,701  $   2,032
Accrued liabilities.........................................................................      1,118        915
Income taxes payable (Note 4)...............................................................     --              6
Current portion of long-term debt (Note 6)..................................................         86         50
S distribution note.........................................................................        427     --
                                                                                              ---------  ---------
  Total current liabilities.................................................................      8,332      3,003
DEFERRED ROYALTY INCOME.....................................................................      1,100     --
DEFERRED RENT...............................................................................        106         94
LONG-TERM DEBT, net of current portion (Note 6).............................................         85         30

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 12):
Preferred stock, par value $.001; authorized shares 3,000,000, no shares issued or
 outstanding................................................................................     --         --
Common stock, par value $.001; authorized shares 30,000,000, issued and outstanding
 15,000,000 (1996) and 13,000,000 (1995)....................................................         15         13
Additional paid-in capital..................................................................     31,386      1,187
Retained earnings...........................................................................      9,730     12,835
                                                                                              ---------  ---------
                                                                                                 41,131     14,035
                                                                                              ---------  ---------
                                                                                              $  50,754  $  17,162
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1996       1995       1994
                                                                                  ----------  ---------  ---------
NET SALES.......................................................................  $  108,674  $  71,961  $  44,333
COST OF SALES...................................................................      69,364     41,210     26,027
                                                                                  ----------  ---------  ---------
GROSS PROFIT....................................................................      39,310     30,751     18,306
ROYALTY INCOME (Note 10)........................................................       3,919      3,413      2,375
                                                                                  ----------  ---------  ---------
                                                                                      43,229     34,164     20,681
OPERATING EXPENSES:
General and administrative (Note 7).............................................       9,363      5,721      3,891
Selling.........................................................................       9,329      5,773      3,429
Marketing.......................................................................       4,223      2,055      1,313
Design..........................................................................       2,368      1,037        747
                                                                                  ----------  ---------  ---------
  Total operating expenses......................................................      25,283     14,586      9,380
                                                                                  ----------  ---------  ---------
Operating income................................................................      17,946     19,578     11,301
OTHER INCOME (EXPENSE):
Other...........................................................................          19        114         87
Interest income (expense), net..................................................         191       (233)      (148)
                                                                                  ----------  ---------  ---------
  Net other income (expense)....................................................         210       (119)       (61)
                                                                                  ----------  ---------  ---------
INCOME BEFORE INCOME TAXES......................................................      18,156     19,459     11,240
PROVISION FOR INCOME TAXES (Note 4).............................................       5,526        297        176
                                                                                  ----------  ---------  ---------
NET INCOME......................................................................  $   12,630  $  19,162  $  11,064
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
PRO FORMA DATA (Note 1):
Historical income before income taxes...........................................  $   18,156  $  19,459  $  11,240
Pro forma provision for income taxes............................................       7,374      7,946      4,663
                                                                                  ----------  ---------  ---------
PRO FORMA NET INCOME............................................................  $   10,782  $  11,513  $   6,577
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE.....................  $      .72
                                                                                  ----------
                                                                                  ----------
PRO FORMA WEIGHTED AVERAGE COMMON SHARES........................................      14,877
                                                                                  ----------
                                                                                  ----------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                 COMMON STOCK       ADDITIONAL
                                                            ----------------------    PAID-IN     RETAINED
                                                             SHARES      AMOUNT       CAPITAL     EARNINGS     TOTAL
                                                            ---------  -----------  -----------  ----------  ----------
BALANCE, January 1, 1994..................................     13,000   $      13    $     137   $    2,309  $    2,459
Net income................................................     --          --           --           11,064      11,064
Dividends.................................................     --          --           --           (2,536)     (2,536)
                                                            ---------       -----   -----------  ----------  ----------
BALANCE, December 31, 1994................................     13,000          13          137       10,837      10,987
Capital contribution......................................     --          --            1,050       --           1,050
Net income................................................     --          --           --           19,162      19,162
Dividends.................................................     --          --           --          (17,164)    (17,164)
                                                            ---------       -----   -----------  ----------  ----------
BALANCE, December 31, 1995................................     13,000          13        1,187       12,835      14,035
Issuance of common stock..................................      2,000           2       32,100       --          32,102
Reclassification of undistributed S corporation
  earnings................................................     --          --           (1,901)       1,901      --
Net income................................................     --          --           --           12,630      12,630
Dividends.................................................     --          --           --          (17,636)    (17,636)
                                                            ---------       -----   -----------  ----------  ----------
BALANCE, December 31, 1996................................     15,000   $      15    $  31,386   $    9,730  $   41,131
                                                            ---------       -----   -----------  ----------  ----------
                                                            ---------       -----   -----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................................  $  12,630  $  19,162  $  11,064
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization...................................................        686        366        226
  Loss on disposition of property and equipment...................................         19         31          6
  Deferred rent...................................................................         12         14        (52)
  Provision for doubtful receivables..............................................        535        388        190
  Deferred income taxes...........................................................     (1,455)    --         --
  Changes in:
    Accounts receivable...........................................................     (1,839)      (847)      (386)
    Due from factor...............................................................     (6,375)      (908)    (4,745)
    Inventories...................................................................     (7,642)    (4,108)    (2,017)
    Prepaid expenses..............................................................       (281)      (588)    --
    Other assets..................................................................       (193)       (64)       (17)
    Accounts payable..............................................................      4,669       (564)       404
    Accrued liabilities...........................................................        203        308        345
    Refundable income taxes.......................................................     (1,352)       (27)       (18)
                                                                                    ---------  ---------  ---------
      Net cash (used in) provided by operating activities.........................       (383)    13,163      5,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment................................     (3,954)      (763)      (565)
Proceeds from disposition of property and equipment...............................     --            131     --
Proceeds from new licensing agreement.............................................      1,100     --         --
Payment for extinguishment of old licensing agreement.............................     (1,100)    --         --
                                                                                    ---------  ---------  ---------
      Net cash used in investing activities.......................................     (3,954)      (632)      (565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt.......................................................        (99)       (49)       (36)
Net proceeds from issuance of common stock........................................     32,102     --         --
Net change in factor advances.....................................................     (3,931)     3,931     (1,719)
Dividends paid....................................................................    (17,209)   (17,164)    (2,536)
Capital contribution..............................................................     --          1,050     --
Repayment of subordinated note payable to stockholder.............................     --         --           (123)
Proceeds from note payable to stockholder.........................................     --         --            225
Repayment of note payable to stockholder..........................................     --           (225)    --
                                                                                    ---------  ---------  ---------
      Net cash provided by (used in) financing activities.........................     10,863    (12,457)    (4,189)
                                                                                    ---------  ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........................................      6,526         74        246
CASH AND CASH EQUIVALENTS, beginning of year......................................        481        407        161
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of year............................................  $   7,007  $     481  $     407
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid during the year for:
    Interest......................................................................  $     169  $     233  $     147
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
    Income taxes..................................................................  $   8,327  $     324  $     194
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
Contractual obligations incurred for acquisition of equipment.....................  $     190  $      22  $      38
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
S distribution note payable to stockholder........................................  $     427  $  --      $  --
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    The Company designs, sources and markets a lifestyle collection of contemporary men's activewear and men's and women's sportswear bearing Mossimo-Registered Trademark- trademarks. The Company also designs, sources and markets men's and women's eyewear and watches, and licenses its trademarks for use in collections of women's swimwear and bodywear, men's neckwear, and men's and women's accessories. The Company distributes its products to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as two signature retail stores in Southern California.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Mossimo, Inc., a Delaware corporation formed to succeed to the assets and liabilities of Mossimo, Inc., a California corporation, and its wholly-owned subsidiary, Giannico, Inc. (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

    CONCENTRATION OF CREDIT RISK

    The Company assigns a substantial portion of its receivables to a factor who assumes the credit risk with respect to collection of non-recourse receivables. Ongoing customer credit evaluations are performed with respect to the Company's trade receivables, and collateral is generally not required.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and investments purchased with original maturities of three months or less.

    INVENTORIES

    Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over a five-year period for automobiles, machinery and equipment. Leasehold improvements are amortized over the term of the related lease if less than the estimated service life. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over a three-year period. These costs are included in furniture and fixtures.

    REVENUE RECOGNITION

    Revenue is recognized when merchandise is shipped to a customer.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting

                          MOSSIMO, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) purposes. Prior to February 23, 1996, Mossimo, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provision for income taxes for periods through February 22, 1996 is computed by applying the California franchise tax rate for S corporations of 1.5% to Mossimo, Inc.'s pretax earnings. Effective February 23, 1996, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded a tax benefit of $700,000 upon the establishment of deferred income tax assets on February 23, 1996.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    STOCK SPLIT

    On February 15, 1996, the Company effected a 13,000-for-one stock split of its common stock. All share and per share amounts included in the accompanying consolidated financial statements and notes have been restated to reflect the stock split.

    PRO FORMA NET INCOME

    Pro forma net income represents the results of operations adjusted to reflect a provision for income taxes on historical income, which gives effect to the change in the Company's income tax status to a C corporation subsequent to the public sale of its common stock. The principal difference between the pro forma income tax rate and Federal statutory rate of 35% relates to state income taxes.

    PRO FORMA NET INCOME PER COMMON SHARE

    Historical net income per common share is not presented because it is not indicative of the ongoing entity.

    Pro forma net income per common share has been computed by dividing pro forma net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

    In accordance with a regulation of the Securities and Exchange Commission, pro forma earnings per share data have been presented to reflect the effect of the assumed issuance of 23,722 shares of common stock, at the initial public offering price, that would generate sufficient cash to pay the S corporation notes outstanding at December 31, 1996.

    NEW ACCOUNTING PRONOUNCEMENT

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions.

                          MOSSIMO, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MERCHANDISE RISK

    The Company's success is largely dependent upon its ability to gauge the fashion tastes of its targeted consumers and provide merchandise that satisfies consumer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the 1996 financial statement presentation.

2. DUE FROM FACTOR

    Pursuant to the provisions of a factoring agreement, the Company assigns a substantial portion of its trade accounts receivable to a factor who assumes the credit risk with respect to collection of the nonrecourse accounts receivable. The Company may request advances against a percentage, determined by the factor, of the qualifying accounts receivable factored at any time before their maturity date. The factoring charge ranges from .5% to .6% of the receivables assigned. Interest at the prime rate plus .5% per annum is charged on advances. Outstanding advances are collateralized by the Company's inventories and are payable on demand.

    The factoring agreement continues in force from year to year and may be terminated by the Company on June 1, 1998 with 60 days prior written notice or by the factor at any time with 180 days prior written notice.

    Due from factor consists of the following at December 31, 1996 and 1995:

                                                                                       1996       1995
                                                                                     ---------  ---------
                                                                                        (IN THOUSANDS)
Unmatured accounts receivable:
  Nonrecourse......................................................................  $  12,866  $   7,058
  With recourse....................................................................      1,460        528
Matured accounts receivable (advances).............................................        800     (3,931)
Allowance for sales returns and doubtful accounts..................................     (1,565)      (400)
                                                                                     ---------  ---------
                                                                                     $  13,561  $   3,255
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    Matured accounts receivable represent amounts due from the factor for cash collected from customers in excess of advances made. The Company receives interest at the prime rate minus 2% per annum on matured accounts receivable. At December 31, 1996, the prime rate was 8.25%.

                          MOSSIMO, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3. INVENTORIES

    Inventories consist of the following at December 31, 1996 and 1995:

                                                                                       1996       1995
                                                                                     ---------  ---------
                                                                                        (IN THOUSANDS)
Finished goods.....................................................................  $   8,042  $   4,715
Work-in-process....................................................................      1,928      1,191
Raw materials......................................................................      7,445      3,867
                                                                                     ---------  ---------
                                                                                     $  17,415  $   9,773
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries and can limit or prohibit importation of products on very short notice. The Company's imported products are also subject to United States customs duties which are a material portion of the Company's cost of imported goods. A substantial increase in customs duties or a substantial reduction in quota limits applicable to the Company's imports could have a material adverse effect on the Company's financial condition and results of operations.

    A significant portion of the Company's products purchased overseas are manufactured by independent contractors headquartered in Hong Kong and Macao with manufacturing facilities in China and Macao. In July 1997 and December 1999, China will resume sovereignty over Hong Kong and Macao, respectively. The Company cannot predict the effect, if any, this event will have on its contractors in Hong Kong and Macao, and there can be no assurance that Hong Kong and Macao will not experience political, economic or social disruption as a result of the resumption of Chinese sovereignty. In addition, there have been a number of recent trade disputes between China and the United States during which the United States has threatened to impose tariffs and duties on some products imported from China and to withdraw China's "most favored nation" trade status. The loss of most favored nation trade status for China, changes in current tariff structures or the adoption by the United States of trade policies or sanctions adverse to China could have a material adverse effect on the Company's financial condition and results of operations.

4. INCOME TAXES

    The provision for income taxes consists of the following for the years ended December 31:

                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
                                                                                        (IN THOUSANDS)
Current:
  Federal.....................................................................  $   5,478  $  --      $  --
  State.......................................................................      1,503        297        176
                                                                                ---------  ---------  ---------
    Total current provision...................................................      6,981        297        176
Deferred:
  Federal.....................................................................     (1,205)    --         --
  State.......................................................................       (250)    --         --
                                                                                ---------  ---------  ---------
    Total deferred (benefit) provision........................................     (1,455)    --         --
                                                                                ---------  ---------  ---------
Total provision for income taxes..............................................  $   5,526  $     297  $     176
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

                          MOSSIMO, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4. INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount of tax determined by applying the Federal statutory rate to pretax income. The components of this difference for the year ended December 31, 1996 are summarized as follows:

Taxes on income at Federal statutory tax rate..............................  $   6,355
State income taxes, net of Federal tax benefit.............................      1,449
Recording of deferred income tax assets in connection with conversion to
  C corporation............................................................       (700)
S corporation earnings not subject to Federal tax..........................     (1,105)
Other, net.................................................................       (473)
                                                                             ---------
    Total provision for income taxes.......................................  $   5,526
                                                                             ---------
                                                                             ---------

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets as of December 31, 1996 are as follows:

Deferred income tax assets:
  Reserves not currently deductible.........................................  $     876
  State income taxes........................................................        438
  Other.....................................................................        141
                                                                              ---------
    Total deferred taxes....................................................  $   1,455
                                                                              ---------
                                                                              ---------

    Prior to February 23, 1996, Mossimo, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provisions for income taxes for the period ended February 23, 1996 and the years ended December 31, 1995 and 1994 are computed by applying the California franchise tax rate for S corporations of 1.5%. Effective February 23, 1996, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded $700,000 of deferred income tax assets at February 23, 1996.

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1996 and 1995:

                                                                              1996       1995
                                                                            ---------  ---------
                                                                               (IN THOUSANDS)
Furniture and fixtures....................................................  $   3,164  $   1,386
Machinery and equipment...................................................      2,025        543
Automobiles...............................................................        173        189
Construction in progress..................................................        769     --
                                                                            ---------  ---------
                                                                                6,131      2,118
Accumulated depreciation and amortization.................................     (1,272)      (698)
                                                                            ---------  ---------
                                                                            $   4,859  $   1,420
                                                                            ---------  ---------
                                                                            ---------  ---------

                          MOSSIMO, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6. LINE OF CREDIT AND LONG-TERM DEBT

    The Company has a $10,000,000 unsecured line of credit with a bank, bearing interest at either the prime rate (8.25% at December 31, 1996) or LIBOR (5.78% at December 31, 1996) plus 2.25%, which matures in April 1997. At December 31, 1996, there were no borrowings outstanding under the line of credit. The credit facility has various restrictive covenants which include the maintenance of minimum tangible net worth (approximately $28,000,000 at December 31, 1996), annual net income not less than $4,000,000, and certain other financial ratios. At December 31, 1996, the Company was in compliance with the restrictive covenants.

    Notes payable are due in aggregate monthly installments of $7,500, including interest from 7.5% to 14.6% per annum, which mature from April 1997 through June 2001. The notes are collateralized by automobiles and equipment.

    The following are annual maturities of long-term debt (in thousands):

Year ending December 31:
  1997...............................................................  $      86
  1998...............................................................         54
  1999...............................................................         21
  2000...............................................................          8
  2001...............................................................          2
                                                                       ---------
Total scheduled maturities...........................................  $     171
                                                                       ---------
                                                                       ---------

7. EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees after nine months of employment. The plan provides for annual matching contributions by the Company as a percentage of employee contributions and annual wages. Contributions made to the plan for the years ended December 31, 1996, 1995 and 1994 were $35,000, $16,000 and $5,000, respectively.

8. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company is committed under noncancelable operating leases expiring at various dates through April 2001. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,039,000, $847,000 and $420,000, respectively.

                          MOSSIMO, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum annual rental payments required under noncancelable operating leases in excess of one year are as follows (in thousands):

Year ending December 31:
  1997.............................................................  $   2,121
  1998.............................................................      2,486
  1999.............................................................      2,490
  2000.............................................................      2,081
  2001.............................................................      1,522
  Thereafter.......................................................      7,148
                                                                     ---------
Total..............................................................  $  17,848
                                                                     ---------
                                                                     ---------

    LETTERS OF CREDIT

    The Company has an agreement with its factor to facilitate the purchase of goods by issuing letters of credit to various companies overseas. The letters of credit are collateralized by inventories. At December 31, 1996, the Company had outstanding letters of credit totaling $6,540,000.

    PURCHASE COMMITMENTS

    At December 31, 1996, the Company had purchase commitments for approximately $3,600,000 related to tenant improvements and equipment for its new leased headquarters and distribution facility.

    LITIGATION

    On January 24, 1997, a shareholder class action complaint was filed in the Superior Court for Orange County, California alleging violations of the California Corporations Code and other California state law claims, including for unlawful business practices and misleading advertising, against the Company and certain of its officers and directors with respect to statements made in connection with its initial public offering, subsequent Securities and Exchange Commission filings, analyst reports and other public announcements. The suit is purportedly brought on behalf of all persons who purchased the Company's Common Stock during the period from February 23, 1996, the date of its initial public offering, through January 14, 1997 by named plaintiff Chaile Steinberg. Such suit seeks compensatory damages of unspecified amounts and other relief. Although the outcome of this litigation cannot be predicted with certainty, management believes that the Company has meritorious defenses to the claims alleged and intends to vigorously defend against this action.

    The Company is involved in certain other legal and administrative proceedings and threatened legal and administrative proceedings arising in the normal course of its business. While the outcome of such proceedings and threatened proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters individually or in the aggregate will not have a material adverse effect on the Company.

9. MAJOR CUSTOMERS

    During the years ended December 31, 1996, 1995 and 1994, sales to one department store customer in its various regions represented approximately 10.5%, 10.9% and 11.8% of net sales, respectively. While the

                          MOSSIMO, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

9. MAJOR CUSTOMERS (CONTINUED)
Company believes that purchasing decisions in many cases are made independently by each department store customer, the trend may be toward more centralized purchasing decisions. A decision by a significant customer to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

10. ROYALTY INCOME

    The Company has licensing agreements with several unrelated companies for the use of its trademarks and designs. Royalty payments are due on a monthly or quarterly basis and range from 4% to 11% of the licensee's sales. Royalty income for the years ended December 31, 1996, 1995 and 1994 was $3,919,000, $3,413,000
and $2,375,000, respectively.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, amounts due to and from its factor and long-term debt. The carrying value of long-term debt approximates fair value as it bears interest at rates currently available to the Company. The Company considers the carrying amounts in the financial statements to approximate fair value for cash and cash equivalents, accounts receivable and amounts due to and from its factor, because of the relatively short period of time between origination and their expected realization.

12. STOCKHOLDERS' EQUITY

    In February 1996, the Company completed an initial public offering of 2,000,000 shares of the Company's common stock for $18.00 per share, generating proceeds to the Company after underwriting discounts and expenses of approximately $32,100,000.

    In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholder $17,600,000, representing previously earned and undistributed taxable S corporation earnings in the form of promissory notes (S distribution notes). The estimated remaining amount payable to stockholder for previously earned and undistributed taxable S corporation earnings under the S distribution notes was $427,000 at December 31, 1996.

    In accordance with a regulation of the Securities and Exchange Commission, the Company reclassified $1,901,000 from additional paid-in capital for that portion of the previously earned and undistributed taxable S corporation earnings which was in excess of the balance of retained earnings at the date of termination of the Company's S corporation status.

    1995 STOCK OPTION PLAN

    In December 1995, the Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and certain advisors or consultants to the Company. A total of 1,500,000 shares have been reserved for issuance under the 1995 Plan. At December 31, 1996, no

                          MOSSIMO, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

12. STOCKHOLDERS' EQUITY (CONTINUED)
stock options were exercisable. The following is a summary of stock option activity related to the 1995 Plan for the year ended December 31, 1996:

                                                                                                           WEIGHTED
                                                                                                            AVERAGE
                                                                                           OPTION PRICE    EXERCISE
                                                                            OPTION SHARES    PER SHARE       PRICE
                                                                            -------------  -------------  -----------
Outstanding at January 1, 1996............................................       --
Grants....................................................................      368,500      $   18.00
                                                                                 40,000      $   30.25
Cancelled.................................................................       (4,000)     $   18.00
Exercised.................................................................       --
                                                                            -------------
Outstanding at December 31, 1996..........................................      404,500                    $   19.21
                                                                            -------------                 -----------
                                                                            -------------                 -----------

    1995 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

    The Company's Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 30,000 shares of common stock on the date of such director's initial election or appointment to the Board of Directors and
(ii) an option to purchase 3,000 shares of common stock on each anniversary thereof on which the director remains on the Board of Directors. A total of 250,000 shares have been reserved under the Directors Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant.

    The following is a summary of stock option activity related to the Directors Plan for the year ended December 31, 1996:

                                                                                                          WEIGHTED
                                                                                                           AVERAGE
                                                                                      OPTION PRICE PER    EXERCISE
                                                                       OPTION SHARES        SHARE           PRICE
                                                                       -------------  -----------------  -----------
Outstanding at January 1, 1996.......................................       --
Grants...............................................................       90,000    $  23.75 - $25.38
Cancelled............................................................       --
Exercised............................................................       --
                                                                            ------
Outstanding at December 31, 1996.....................................       90,000                        $   24.84
                                                                            ------                       -----------
                                                                            ------                       -----------

    The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's pro forma net income and income per share for the year ended December 31, 1996 would have been reduced by approximately $519,000, or $.04 per share. The aggregate fair value of the options granted during 1996 was estimated to be $3,600,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 30%, risk-free interest rate of 5.2%, and an expected life of 5 years.

                          MOSSIMO, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
Year ended December 31, 1996:
  Net sales...........................................................  $  24,401  $  25,601  $  31,913  $  26,759
  Gross profit........................................................     10,528     11,098     10,121      7,563
  Income before provision for income taxes............................      6,728      6,637      3,895        896
  Net income..........................................................      5,818      3,966      2,298        548
  Pro forma income data:
    Income before provision for income taxes..........................  $   6,728  $  --      $  --      $  --
    Net income........................................................      3,970     --         --         --
Year ended December 31, 1995:
  Net sales...........................................................  $  16,793  $  18,196  $  18,816  $  18,156
  Gross profit........................................................      7,850      7,963      7,730      7,208
  Income before provision for income taxes............................      5,491      5,326      4,536      4,106
  Net income..........................................................      5,394      5,245      4,484      4,039
  Pro forma income data:
    Income before provision for income taxes..........................  $   5,491  $   5,326  $   4,536  $   4,106
    Net income........................................................      3,253      3,157      2,688      2,415

                          MOSSIMO, INC. AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         ADDITIONS
                                                            BALANCE AT   CHARGED TO                   BALANCE AT
                                                            BEGINNING    COSTS AND                       END
                                                            OF PERIOD     EXPENSES     DEDUCTIONS     OF PERIOD
                                                            ----------  ------------  -------------  ------------
Year ended December 31, 1996:
  Allowance for doubtful accounts.........................  $  415,000  $    535,000  $    (250,000) $    700,000
  Allowance for sales returns.............................     190,000     7,549,000     (6,574,000)    1,165,000

Year ended December 31, 1995:
  Allowance for doubtful accounts.........................  $  162,000  $    388,000  $    (135,000) $    415,000
  Allowance for sales returns.............................     140,000     2,489,000     (2,439,000)      190,000

Year ended December 31, 1994:
  Allowance for doubtful accounts.........................  $   37,000  $    190,000  $     (65,000) $    162,000
  Allowance for sales returns.............................      --         1,036,000       (896,000)      140,000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized on the       day of
March, 1997.

                                MOSSIMO, INC.

                                By:            /s/ MOSSIMO GIANNULLI
                                     -----------------------------------------
                                                 Mossimo Giannulli
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated on the   day of March, 1997.

               SIGNATURE                                  TITLE
----------------------------------------  --------------------------------------

         /s/ MOSSIMO GIANNULLI            Chairman of the Board, Chief Executive
----------------------------------------    Officer and President (Principal
           Mossimo Giannulli                Executive Officer)

             /s/ ERIC HOHL                Executive Vice President, Chief
----------------------------------------    Operating Officer, Secretary and
               Eric Hohl                    Director

          /s/ ANTHONY CHERBAK             Executive Vice President and Chief
----------------------------------------    Financial Officer (Principal
            Anthony Cherbak                 Financial and Accounting Officer)

        /s/ FRANCESCA LUZURIAGA
----------------------------------------  Director
          Francesca Luzuriaga

           /s/ ROBERT MARTINI
----------------------------------------  Director
             Robert Martini

           /s/ JOHN STAFFORD
----------------------------------------  Director
             John Stafford