Form 10-Q
period 1997-03-31
MOSSIMO INC
filed 1997-05-08
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the Quarterly Period Ended March 31, 1997

or

(  )  Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the Transition Period From ____________ To _____________

                         Commission File Number: 1-14208

                                  MOSSIMO, INC.

             (Exact name of Registrant as specified in its charter)

           Delaware                                    33-0684524
-------------------------------                 ------------------------
(State or other jurisdiction of                 (I.R.S. Employer ID No.)
incorporation or organization)


15320 Barranca Parkway
Irvine, California                                         92618
-------------------------------                  -----------------------
(Address of principal                                   (Zip Code)
executive offices)

                                 (714) 453-1300
                           -------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes         X           No
                      ----                 ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, par value                          15,000,000
$.001 per share                        (Outstanding on May 8, 1997)
(Class)

                            Exhibit Index on Page 19

                                  MOSSIMO, INC.

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of March 31, 1997
   and December 31, 1996 (unaudited).........................................3

Consolidated Statements of Operations for the three months
   ended March 31, 1997 and 1996 (unaudited).................................5

Consolidated Statements of Cash Flows for the three months
  ended March 31, 1997 and 1996 (unaudited)..................................6

Notes to Consolidated Financial Statements ..................................8


ITEM 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations .............................11


PART II - OTHER INFORMATION

ITEM 2 - Legal Proceedings..................................................17

ITEM 6 - Exhibits and Reports on Form 8-K ..................................17

SIGNATURES .................................................................18

EXHIBIT INDEX ..............................................................19

EXHIBITS ...................................................................20

                          MOSSIMO, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                    MARCH 31,   DECEMBER 31,
                                                       1997         1996
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $ 1,895     $ 7,007
  Accounts receivable, net                              4,225       2,831
  Due from factor                                      14,707      13,561
  Refundable taxes                                      1,783       1,346
  Inventories                                          19,113      17,415
  Prepaid expenses and other current assets             2,225         869
  Deferred taxes                                        1,455       1,455
                                                      -------     -------

    Total current assets                               45,403      44,484

PROPERTY AND EQUIPMENT, net                             6,994       4,859
OTHER ASSETS                                            1,412       1,411
                                                      -------     -------

                                                      $53,809     $50,754
                                                      =======     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                        $ 1,000     $     -
  Accounts payable                                      8,330       6,701
  Accrued liabilities                                   2,215       1,118
  Current portion of long-term debt                        61          86
  S distribution note                                     367         427
                                                      -------     -------

    Total current liabilities                          11,973       8,332

DEFERRED ROYALTY INCOME                                 1,045       1,100
DEFERRED RENT                                              97         106
LONG-TERM DEBT, net of current portion                     61          85

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized
    shares 3,000,000, no shares issued or outstanding       -           -
  Common stock, par value $.001; authorized shares
    30,000,000, issued and outstanding
    15,000,000 shares                                      15          15
  Additional paid-in capital                           31,386      31,386
  Retained earnings                                     9,232       9,730
                                                      -------     -------

    Total stockholders' equity                         40,633      41,131
                                                      -------     -------

                                                      $53,809     $50,754
                                                      =======     =======
































         See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share date)
                                   (unaudited)

                                                For The Three Months
                                                   Ended March 31,
                                                   ---------------
                                                 1997         1996
                                                 ----         ----

NET SALES                                       $24,588     $24,401
COST OF SALES                                    16,931      13,873
                                                -------     -------

GROSS PROFIT                                      7,657      10,528
ROYALTY INCOME                                    1,425       1,282
                                                --------    --------
                                                  9,082      11,810
OPERATING EXPENSES:
  General and administrative                      3,454       1,679
  Selling                                         3,125       2,228
  Marketing                                       2,227         662
  Design                                          1,146         453
                                                --------    --------
                                                  9,952       5,022
                                                --------    --------
OPERATING INCOME (LOSS)                            (870)      6,788

OTHER (EXPENSE) INCOME:
  Other                                               -           2
  Interest                                           40         (62)
                                                 -------     -------
                                                     40         (60)
                                                 -------     -------
INCOME (LOSS) BEFORE INCOME TAXES                  (830)      6,728

PROVISION FOR (CREDIT IN LIEU OF)
  INCOME TAXES                                     (332)        910
                                                 -------     -------
NET INCOME (LOSS)                               $  (498)    $ 5,818
                                                ========    ========
NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE                                ($.03)
                                                ========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                     15,000
                                                ========






         See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                      For The Three Months
                                                         Ended March 31,
                                                         ----------------
                                                         1997        1996
                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    ($ 498)   $  5,818
  Adjustment to reconcile net income (loss)
  to net cash used in operating activities:
  Depreciation and amortization                           302         111
  Loss on disposition of property and equipment            18           2
  Deferred rent                                            (9)        (10)
  Provision for doubtful receivables                      113          13
Changes in:
  Accounts receivable, net                             (1,507)       (778)
  Due from factor                                      (1,146)    (10,260)
  Inventories                                          (1,698)     (1,657)
  Prepaid expenses and other current assets            (1,356)       (137)
  Deferred taxes                                            -        (700)
  Other assets                                            (56)         (7)
  Accounts payable                                      1,629        (396)
  Accrued liabilities                                   1,037       1,978
  Refundable taxes                                       (437)      1,486
                                                       -------     -------

  Net cash used in operating activities                (3,608)     (4,537)
                                                       -------     -------

CASH FLOWS FROM INVESTING ACTIVITY -
  Payments for acquisition of property
    and equipment                                      (2,455)       (185)
                                                     ---------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                   1,000           -
  Repayment of long-term debt                             (49)        (21)
  Net change in factor advances                             -         422
  Dividends paid                                            -     (17,208)
  Net proceeds from issuance of common stock                -      32,369
                                                     --------     --------
    Net cash provided by financing activities             951      15,562
                                                     --------     --------
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                     (5,112)     10,840
CASH AND CASH EQUIVALENTS, beginning of period          7,007         481
                                                     ---------    --------
CASH AND CASH EQUIVALENTS, end of period             $  1,895     $11,321
                                                     ========     ========

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION -
  Cash paid during the period for:
    Interest                                         $     18     $   124
                                                     =========    ========
    Income taxes                                     $    142     $   117
                                                     =========    ========

SCHEDULE OF NONCASH INVESTING AND
FINANCING TRANSACTIONS:
  Contractual obligations incurred for
    the acquisition of equipment                     $      -     $    55
                                                     =========    ========
  S distribution note payable to stockholder         $      -     $   150
                                                     =========    ========
































          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization And Accounting Policies
      ------------------------------------

Mossimo, Inc. and subsidiary ("Mossimo" or the "Company") designs, sources and markets a lifestyle collection of contemporary men's activewear and men's and women's sportswear bearing Mossimo(R) trademarks. The Company also designs, sources and markets men's and women's eyewear, and licenses its trademarks for use in collections of women's swimwear and bodywear, men's neckwear, and men's and women's shoes and accessories. The Company distributes its products to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as two signature retail stores in Southern California.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996 on Form 10-K.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of March 31, 1997 and December 31, 1996, and the consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997.

Certain reclassifications have been made in the unaudited consolidated financial statements to conform to the fiscal year 1997 presentation.

2.    Initial Public Offering
      -----------------------

In February 1996, the Company completed an initial public offering of 2,000,000 shares of its common stock for $18 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $32.1 million.

3.    Income Taxes
      ------------

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

4.    Credit Facilities
      -----------------

Pursuant to the provisions of a factoring agreement, the Company assigns a substantial portion of its trade accounts receivable to a factor who assumes the credit risk with respect to collection of nonrecourse accounts receivable. The Company may request advances against a percentage, determined by the factor, of the qualifying accounts receivable factored at any time before their maturity date. The factoring charge ranges from .5% to .6% of the receivables assigned. Interest at the prime rate plus .5% per annum is charged on advances. Outstanding advances are collateralized by the Company's inventories and are payable on demand. At March 31, 1997, the Company had no amounts outstanding pursuant to this arrangement.

The factoring agreement continues in force from year to year and may be terminated by the Company on June 1, 1998 with 60 days prior written notice or by the factor at any time with 180 days prior written notice.

The Company also has a $10 million unsecured line of credit with a bank which matured on April 1, 1997 and was extended to June 1, 1997. The credit agreement contains certain restrictive covenants that require the maintenance of various financial levels and ratios and prohibits the payment of dividends by the Company. At March 31, 1997, the Company had $1.0 million outstanding under this agreement.

5.    Commitments And Contingencies
      -----------------------------

Litigation - On January 24, 1997 and April 7, 1997, shareholder class action complaints were filed in the Superior Court for Orange County, California alleging violations of the California Corporations Code and other California state law claims, including for unlawful business practices and misleading advertising, against the Company and certain of its officers and directors with respect to statements made in connection with its initial public offering, subsequent Securities and Exchange Commission filings, analysts reports and other public announcements. The suit is purportedly brought on behalf of all persons who purchased the Company's Common Stock during the period from February 23, 1996, the date of its initial public offering, through January 14, 1997 by named plaintiffs, Chaile Steinberg and Igor Glaudnikov, Cara Debra Marks and Lois Burke, respectively. Such suits seek compensatory damages of unspecified amounts and other relief. Although the outcome of this litigation cannot be predicted with certainty, management believes that the Company has meritorious defenses to the claims alleged and intends to vigorously defend against this action.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion includes the operations of Mossimo, Inc. and subsidiary for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 1996 on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth operating results for the 1997 period and pro forma operating results for the 1996 period indicated. Pro forma operations reflect adjustments to historical operating results for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

                                                  For The Three Months
                                                     Ended March 31,
                                                     ---------------
                                                  1997              1996
                                                  ----              ----
                                                     (in thousands)

Net Sales                                       $24,588           $24,401
Cost of Sales                                    16,931            13,873
                                                 ------            ------

Gross Profit                                      7,657            10,528

Royalty Income                                    1,425             1,282

Operating Expenses:
  General and administrative                      3,454             1,679
  Selling                                         3,125             2,228
  Marketing                                       2,227               662
  Design                                          1,146               453
                                                 ------            ------

                                                  9,952             5,022
                                                 ------            ------

Operating Income (Loss)                            (870)            6,788

Other (Expense) Income                               40               (60)
                                                 -------           -------

Income (Loss) Before Income Taxes                  (830)            6,728

Income Tax (Benefit) Provision                     (332)            2,758
                                                --------           -------

Net Income (Loss)                               $  (498)          $ 3,970
                                                ========          ========

Three Months Ended March 31, 1997 And 1996
------------------------------------------

Net sales increased modestly to $24.6 million in 1997 from $24.4 million in 1996. The increase in net sales was principally driven by sales of women's sportswear, essentially not available in the comparable quarter of 1996, offset by a 44.3% decrease in sales of men's activewear. Net sales of the women's sportswear line, which represented approximately 28.6% of the Company's net sales for the three months ended March 31, 1997, increased to $7.0 million in 1997 from $105,000 in 1996. The decrease in net sales of men's activewear in 1997, which represented approximately 29.6% of the Company's net sales for the quarter, was primarily a result of decreased sales of screenprinted tee-shirts. Net sales of men's sportswear, which represented approximately 37.2% of the Company's net sales for the quarter, decreased approximately 11.5% over such sales in 1996, primarily as a result of a decrease in sales of knit tops. The decrease in sales of knit tops was primarily related to production delays from the Company's manufacturing sources in Peru. Net sales of the Company's eyewear increased approximately 1.2% to $588,000 in 1997 from $581,000 in the comparable period in 1996.

Gross profit decreased to $7.7 million in 1997 from $10.5 million in 1996. Gross profit as a percentage of net sales decreased to 31.1% in 1997, from 43.1% in 1996. The decrease resulted primarily from the aforementioned decrease in sales of high margined men's activewear, off-price sales of certain out-of-season merchandise and a write-down of inventory associated with the Company's discontinued watch division.

Royalty income increased 11.2%, to $1.4 million in 1997 from $1.3 million in 1996, primarily due to increased sales by the Company's women's swimwear and bodywear licensee.

Operating expenses increased in all categories to $9.9 million in 1997 from $5.0 million in 1996. General and administrative expense increased to $3.5 million in 1997 compared to $1.7 million in 1996, primarily as a result of severance costs associated with a 7% workforce reduction, the accrual of legal fees in connection with shareholder lawsuits and salary costs reflecting increased staffing over the comparable period a year earlier. Selling expense increased to $3.1 million in 1997 from $2.2 million in 1996, primarily as a result of the accrual of costs associated with certain promotional programs with the Company's retail customers and increases in staffing levels over the comparable period a year ago. Marketing expense increased to $2.2 million in 1997 from $662,000 in 1996, primarily due to increased advertising expenses and the cost of the Company's first runway fashion show. Design expense increased to $1.1 million in

1997 compared to $453,000 in 1996, primarily as a result of increases in staffing levels necessary to support the development and expansion of the Company's product offerings.

Interest income increased to $40,000 in 1997 compared to interest expense of $62,000 in 1996. The increase related to interest income from cash investments.

The Company recorded a tax benefit of $332,000 in 1997 as a result of its pretax loss compared with a pro forma tax provision of $2.8 million in 1996.

Liquidity And Capital Resources
-------------------------------

The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventories and accounts receivable, and to purchase property and equipment. Net cash used in operating activities totaled approximately $3.6 million for the three months ended March 31, 1997. At March 31, 1997, working capital was approximately $33.4 million as compared to $33.3 million at March 31, 1996. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment and construction of in-store shops, and changes in accounts receivable and inventory levels.

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

The Company also maintains a $10.0 million revolving credit facility to be used for general working capital purposes. The credit agreement contains normal restrictive covenants with respect to the conduct of the Company's business and requires the maintenance of various financial levels and ratios. The revolving credit facility expired on April 1, 1997 and was extended to June 1, 1997. The Company is currently negotiating a new credit facility.

The Company believes that available cash, cash flow from operations and available borrowings, either through its factoring arrangement or credit facility, will be sufficient to meet operating needs and capital expenditure requirements, including the cost of tenant improvements and equipment for the Company's new leased headquarters/distribution facility and the construction of in-store shops for the foreseeable future.

Cash flows used in investing activities totaled $2.5 million for the three months ended March 31, 1997 and were comprised of capital expenditures related primarily to the construction of in-store shops and tenant improvements and equipment for the Company's new leased headquarters/distribution facility in Irvine, California. The Company expects to occupy the facility in June 1997. The Company currently estimates that its share of the cost to construct tenant improvements and equip such facility will be approximately $4.0 million, of which approximately $1.5 million was spent during the three months ended March 31, 1997 and $2.1 million anticipated over the balance of 1997.

The Company is currently evaluating its management information systems as part of the development of an information technology strategy. The likely result of this evaluation will be a systems conversion for the Company's core business processes. Although the ultimate cost of a systems conversion has not yet been determined, the Company believes it will incur between $500,000 and $1.0 million related to this project in 1997.

The Company recently consolidated and/or eliminated a number of functions as part of a workforce reduction and has initiated other cost-cutting measures that collectively are expected to result in annualized savings of at least $3.3 million.

As a result of softness in its men's activewear business and higher expense levels due, in part, to non-recurring charges of $950,000, the Company reported a net loss of approximately $498,000 for the three months ended March 31, 1997. The Company anticipates continued softness in its men's activewear business throughout the remainder of 1997. In Spring 1998, the Company will launch its new Moss line of value-priced activewear. The Moss line is being developed by a segment of the Company's design team chartered with the task of addressing the needs of Mossimo's specialty account base and improving activewear product offerings.

The Company believes that its greatest future growth opportunity lies within the status sportswear section of the department store and continues to transition its business in that direction. This transition from a predominantly activewear-based resource to a supplier of finer men's and women's sportswear has been a complex process that is taking longer than the Company originally anticipated. Recent softness in men's activewear sales has overshadowed the collective growth in men's and women's sportswear, a trend that the Company anticipates will continue in the near term. As a result, the Company currently believes it will experience a moderate revenue decline over the balance of 1997 compared to 1996 as it works to reinvigorate men's activewear sales while continuing to further establish itself as a finer sportswear label.

A significant component of elevating brand identity and competing for attention on the department and specialty store floor is the Company's in-store shop program. The Company installed 17 new shops during the quarter ended March 31, 1997. The Company's original goal for 1997 was to install a total of 125 shops, however, given the Company's first quarter results and the outlook for the remainder of 1997, shop installation estimates have been revised to a range of 75 to 125 shops. The actual number of installations will be dependent, to some degree, on the Company's performance at retail over the balance of 1997.

Seasonality
-----------

The Company's business is impacted by general seasonal trends that are characteristic of the many companies in the apparel industry. However, due primarily to the significant growth that the Company has experienced, past quarterly sales and profit trends have not reflected the normal apparel industry seasonality. For the balance of 1997 and future years, the Company expects that its sales may reflect greater seasonal trends.

Forward Looking Information
---------------------------

The matters discussed herein with respect to the effects of expected capital expenditures in connection with the Company's new headquarters and distribution facility, management information system and in-store shop program, the ongoing softness in its men's activewear sales, the expectation of a moderate revenue decline over the balance of 1997, the sufficiency of the Company's current sources of liquidity to meet operating needs and capital expenditures for the next 12 months and the expected greater seasonal trends in the Company's sales in future periods are forward looking statements and are subject to uncertainties associated with such statements. Such uncertainties include construction delays and other events that could increase the costs incurred by the Company in connection with its new headquarters and distribution facility, the ability of the Company's contract manufacturers to produce sufficient quantities of products in a timely manner, changes in consumer demands and preferences which could adversely impact the Company's sales in general and its in-store program in particular, and the ability of the Company to place its products in desired sections of its department store customers. The Company's financial results are subject to other risks and uncertainties, including competition from other lines and uncertainties generally associated with new product introductions, such as the new Moss line of activewear, and apparel retailing. Such uncertainties are discussed in greater detail in the Company's prospectus dated February 22, 1996 filed with the SEC.

New Accounting Pronouncements
-----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three months ended March 31, 1997, the amount reported as net loss per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

                          PART II - OTHER INFORMATION


ITEM 2 - LEGAL PROCEEDINGS (See Footnote 5 to Financial Statements)


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are included herein:

            3.1   Articles of Incorporation of the Company*

            3.2   Bylaws of the Company*

            11    Computation of Net Income per Share

            27    Financial Data Schedule


      (b)   Reports on Form 8-K

            The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1997.




            *(Incorporated by reference from the Company's
            Registration Statement on Form S-1, File Number
            33-80597)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Mossimo, Inc.


      May 8, 1997                   /s/ Mossimo Giannulli
                                    ------------------------------
                                    Mossimo Giannulli
                                    Chairman of the Board,
                                    Chief Executive Officer,
                                    President (authorized officer)


      May 8, 1997                   /s/ Tony Cherbak
                                    ------------------------------
                                    Tony Cherbak
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial and
                                    accounting officer)

                               INDEX TO EXHIBITS


Exhibit
Number                  Description                                Page
------------------------------------------------------------------------------

3.1   Articles of Incorporation of the Company*

3.2   Bylaws of the Company*

11    Computation of Net Income per Share                            20

27    Financial Data Schedule                                        21



      *(Incorporated by reference from the Company's Registration Statement on Form S-1,File Number 33-80597)

                                   EXHIBIT 11

                          MOSSIMO, INC. AND SUBSIDIARY
                       COMPUTATION OF NET INCOME PER SHARE
                      (in thousands, except per share data)


                                                       Three Months
                                                            Ended
                                                      March 31, 1997
                                                      --------------

Weighted average shares outstanding
  during the period                                        15,000

Dilutive effect of stock options (1)                           -

Equivalent shares issuable for the
  outstanding S distribution note (1)                          -
                                                           ------
                                                           15,000
                                                           ======
Net loss for primary loss per share                         ($498)
                                                           ======
Net loss per share                                          ($.03)
                                                           ======

(1)   No amounts have been provided as the effect would be anti-dilutive.