Form 10-Q
period 1997-06-30
MOSSIMO INC
filed 1997-08-14
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the Quarterly Period Ended June 30, 1997

                                     or

(  )  Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the Transition Period From ____________ To _____________

                   Commission File Number: 1-14208

                               MOSSIMO, INC.

           (Exact name of Registrant as specified in its charter)

                 Delaware                        33-0684524
      -------------------------------     ------------------------
      (State or other jurisdiction of     (I.R.S. Employer ID No.)
      incorporation or organization)



                 9 Pasteur
            Irvine, California                      92618
           ---------------------                 ----------
           (Address of principal                 (Zip Code)
            executive offices)

                               (714) 789-0200
                          ------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes ..X..        No .....

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Common Stock, par value               15,000,000
          $.001 per share        (Outstanding on August 13, 1997)
              (Class)

                          Exhibit Index on Page 18

                                MOSSIMO, INC.

                             INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of June 30, 1997
  and December 31, 1996 (unaudited) ..................................   3

Consolidated Statements of Operations for the three-month and
  six-month periods ended June 30, 1997 and 1996 (unaudited) .........   4

Consolidated Statements of Cash Flows for the six-month period
  ended June 30, 1997 and 1996 (unaudited) ...........................   5

Notes to Consolidated Financial Statements ...........................   7


ITEM 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations ......................   9


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings ...........................................  15

ITEM 4 - Submission of Matters to a Vote of Security Holders .........  15

ITEM 6 - Exhibits and Reports on Form 8-K ............................  16

SIGNATURES ...........................................................  17


EXHIBIT INDEX ........................................................  18


EXHIBITS .............................................................  19

                         MOSSIMO, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)
                                 (unaudited)

                                                         JUNE 30,   DECEMBER 31,
                                                           1997        1996
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $ 2,091      $ 7,007
  Accounts receivable, net                                  3,068        2,831
  Due from factor                                           8,062       13,561
  Refundable taxes                                          1,849        1,346
  Inventories                                              19,951       17,415
  Prepaid expenses and other current assets                 1,546          869
  Deferred taxes                                            1,359        1,455
                                                          -------      -------
    Total current assets                                   37,926       44,484

PROPERTY AND EQUIPMENT, net                                 9,130        4,859
OTHER ASSETS                                                1,344        1,411
                                                          -------      -------
                                                          $48,400      $50,754
                                                          =======      =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $ 4,509      $ 6,701
  Accrued liabilities                                       1,672        1,118
  Current portion of long-term debt                            49           86
  S distribution note                                         362          427
                                                          -------      -------
    Total current liabilities                               6,592        8,332

DEFERRED ROYALTY INCOME                                       990        1,100
DEFERRED RENT                                                  88          106
LONG-TERM DEBT, net of current portion                         52           85

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized
    shares 3,000,000, no shares issued or outstanding        --           --
  Common stock, par value $.001; authorized shares
    30,000,000, issued and outstanding
    15,000,000 shares                                          15           15
  Additional paid-in capital                               31,386       31,386
  Retained earnings                                         9,277        9,730
                                                          -------      -------
    Total stockholders' equity                             40,678       41,131
                                                          -------      -------
                                                          $48,400      $50,754
                                                          =======      =======

          See accompanying notes to consolidated financial statements.

                         MOSSIMO, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (unaudited)

                                  For The Three Months    For The Six Months
                                     Ended June 30,          Ended June 30,
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

NET SALES                        $ 17,979    $ 25,601    $ 42,567    $ 50,002
COST OF SALES                      11,698      14,503      28,629      28,376
                                 --------    --------    --------    --------

GROSS PROFIT                        6,281      11,098      13,938      21,626
ROYALTY INCOME                      1,183         911       2,608       2,193
                                 --------    --------    --------    --------
                                    7,464      12,009      16,546      23,819

OPERATING EXPENSES:
  General and administrative        2,820       1,940       6,274       3,619
  Selling                           2,210       2,065       5,335       4,293
  Marketing                         1,559       1,043       3,786       1,705
  Design                              770         432       1,916         885
                                 --------    --------    --------    --------
                                    7,359       5,480      17,311      10,502
                                 --------    --------    --------    --------

OPERATING INCOME (LOSS)               105       6,529        (765)     13,317

OTHER (EXPENSE) INCOME:
  Other                               (14)         (1)        (14)          1
  Interest, net                       (16)        109          24          47
                                 --------    --------    --------    --------
                                      (30)        108          10          48
                                 --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME
  TAXES                                75       6,637        (755)     13,365

PROVISION (CREDIT) FOR
  INCOME TAXES                         30       2,671        (302)      3,581
                                 --------    --------    --------    --------

NET INCOME (LOSS)                $     45    $  3,966    $   (453)   $  9,784
                                 ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE    $    .00    $    .26    ($   .03)
                                 ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                      15,020      15,210      15,000
                                 ========    ========    ========

          See accompanying notes to consolidated financial statements.

                             MOSSIMO, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (unaudited)

                                                         For The Six Months
                                                           Ended June 30,
                                                         1997         1996
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (453)     $  9,784
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                         687           233
    Loss on disposition of property and equipment          20             2
    Deferred rent                                         (14)          (10)
    Provision for doubtful receivables                    135            36
    Deferred income taxes                                  96          --
  Changes in:
    Accounts receivable, net                             (372)       (2,434)
    Due from factor                                     5,499        (8,330)
    Inventories                                        (2,536)       (6,138)
    Prepaid expenses and other current assets            (677)         (687)
    Other assets                                          (43)         (128)
    Accounts payable                                   (2,192)          622
    Accrued liabilities                                   485         2,630
    Refundable taxes                                     (503)          659
                                                     --------      --------
    Net cash provided by (used in) operating
      activities                                          132        (3,761)
                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITY -
  Payments for acquisition of property and
   equipment                                           (4,978)         (638)
                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (70)          (36)
  Net change in factor advances                          --          (3,773)
  Dividends paid                                         --         (17,208)
  Net proceeds from issuance of common stock             --          32,140
                                                     --------      --------
    Net cash (used in) provided by financing
      activities                                          (70)       11,123
                                                     --------      --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (4,916)        6,724

CASH AND CASH EQUIVALENTS, beginning of period          7,007           481
                                                     --------      --------
CASH AND CASH EQUIVALENTS, end of period             $  2,091      $  7,205
                                                     ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for:
    Interest                                         $     82      $    131
                                                     ========      ========
    Income taxes                                     $    142      $  2,913
                                                     ========      ========
SCHEDULE OF NONCASH INVESTING AND FINANCING
  TRANSACTIONS:
  Contractual obligations incurred for
    the acquisition of equipment                     $   --        $    100
                                                     ========      ========
  S distribution note payable to stockholder         $   --        $    150
                                                     ========      ========



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

      The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996 on Form 10-K.

      In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of June 30, 1997 and December 31, 1996, and the consolidated statements of operations and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997.

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

3.    Credit Facilities
      -----------------
      In July 1997, the Company entered into a $20,000,000 revolving credit agreement which is collateralized by inventory and receivables. The Company's borrowings under the agreement are limited to 50% of eligible inventory plus 85% of eligible receivables. Advances under the agreement bear interest at the prime rate. The agreement also provides a letter of credit facility to facilitate the purchase of goods from various companies overseas. The agreement continues in force from year to year, but may be terminated by the Company with 60 days prior written notice with a prepayment penalty for the first three years, or by the creditor as of any anniversary date with 60 days prior written notice.

      Pursuant to the provisions of a factoring agreement, the Company assigns a substantial portion of its trade accounts receivable to a factor who assumes the credit risk with respect to collection of nonrecourse accounts receivable. In conjunction with the execution of the revolving credit agreement described above, the advance facility associated with the factoring agreement has been terminated. The factoring agreement continues in force from year to year and may be terminated by the Company on June 1, 1998 with 60 days prior written notice or by the factor at any time with 180 days prior written notice.


4.    Commitments and Contingencies
      -----------------------------
      LITIGATION - On January 24, 1997 and April 7, 1997, shareholder class action complaints were filed in the Superior Court for Orange County, California alleging violations of the California Corporations Code and other California state law claims, including for unlawful business practices and misleading advertising, against the Company and certain of its officers and directors with respect to statements made in connection with its initial public offering, subsequent Securities and Exchange Commission filings, analysts reports and other public announcements. The suit is purportedly brought on behalf of all persons who purchased the Company's Common Stock during the period from February 23, 1996, the date of its initial public offering, through January 14, 1997 by named plaintiffs, Chaile Steinberg and Igor Glaudnikov, Cara Debra Marks and Lois Burke, respectively. Such suits seek compensatory damages of unspecified amounts and other relief. Although the outcome of this litigation cannot be predicted with certainty, management believes that the Company has meritorious defenses to the claims alleged and intends to vigorously defend against this action.

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

Results of Operations
---------------------
      The following table sets forth operating results (as a percentage of net sales) for the periods indicated. Pro forma provisions reflect adjustments to historical operating results for the six months ended June 30, 1996 for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation for the entire period.

                                           Three Month Period                      Six Month Period
                                             Ended June 30,                         Ended June 30,
                                             --------------                         --------------
                                             (in thousands)                         (in thousands)
                                      1997                1996               1997                 1996
                               ------------------   -----------------  ------------------   -----------------
Net Sales                      $ 17,979    100.0%   $ 25,601   100.0%  $ 42,567    100.0%   $ 50,002   100.0%
Cost of Sales                    11,698     65.1      14,503    56.7     28,629     67.3      28,376    56.7
                               --------    -----    --------   -----   --------    -----    --------   -----
Gross Profit                      6,281     34.9      11,098    43.3     13,938     32.7      21,626    43.3
Royalty Income                    1,183      6.6         911     3.6      2,608      6.1       2,193     4.4

Operating Expenses:
  General and administrative      2,820     15.7       1,940     7.6      6,274     14.7       3,619     7.2
  Selling                         2,210     12.3       2,065     8.1      5,335     12.5       4,293     8.6
  Marketing                       1,559      8.7       1,043     4.1      3,786      8.9       1,705     3.4
  Design                            770      4.3         432     1.6      1,916      4.5         885     1.8
                               --------    -----    --------   -----   --------    -----    --------   -----
                                  7,359     40.9       5,480    21.4     17,311     40.7      10,502    21.0
                               --------    -----    --------   -----   --------    -----    --------   -----
Operating Income (Loss)             105       .6       6,529    25.5       (765)    (1.8)     13,317    26.7

Other (Expense) Income              (30)     (.2)        108     0.4         10      0.0          48     0.1
                               --------    -----    --------   -----   --------    -----    --------   -----
Income (Loss) Before
  Income Taxes                       75       .4       6,637    25.9       (755)    (1.8)     13,365    26.8

Provision (Credit) for
  Income Taxes                       30       .2       2,671    10.4       (302)     (.7)      3,581     7.2
                               --------    -----    --------   -----   --------    -----    --------   -----
Net Income (Loss)              $     45       .2%   $  3,966    15.5%  $   (453)    (1.1)%  $  9,784    19.6%
                               ========    =====    ========   =====   ========    =====    ========   =====

Pro Forma Provision for
  Income Taxes                                                                              $  5,429    10.9%
                                                                                            ========   =====
Pro Forma Net Income                                                                        $  7,936    15.9%
                                                                                            ========   =====

Three Months Ended June 30, 1997 and 1996
-----------------------------------------
      Net sales decreased to $18.0 million in 1997 from $25.6 million in 1996. The decrease in net sales was principally driven by a decline in sales of men's activewear of 57.8%, offset by an increase in sales of women's sportswear. Net sales of the women's sportswear line, which represented approximately 24.0% of the Company's net sales for the three months ended June 30, 1997, increased to $4.3 million in 1997 from $2.6 million in 1996. The women's sportswear line was launched in the comparable period in 1996. The decrease in net sales of men's activewear in 1997, which represented approximately 30.2% of the Company's net sales for the quarter, was primarily the result of continuing softness in sales of screenprinted tee-shirts. Net sales of men's sportswear, which represented approximately 34.1% of the Company's net sales for the quarter, decreased approximately 31.9% over such sales in 1996, primarily as a result of a decrease in sales of knit tops. The decrease in sales of knit tops reflected the overstock of prior season merchandise by department store customers. Net sales of the Company's eyewear increased approximately 20.0% to $1.2 million in 1997 from $1 million in the comparable period in 1996.

      Gross profit decreased to $6.3 million in 1997 from $11.1 million in 1996. Gross profit as a percentage of net sales decreased to 34.9% in 1997, from 43.3% in 1996. The decrease resulted primarily from the aforementioned decrease in sales of high margined men's activewear and off-price sales of certain out-of-season merchandise.

      Royalty income increased 29.9%, to $1.2 million in 1997 from $911,000 in 1996, primarily due to increased sales by the Company's women's swimwear and bodywear licensee.

      Operating expenses increased in all categories to $7.4 million in 1997 from $5.5 million in 1996. General and administrative expense increased to $2.8 million in 1997 compared to $1.9 million in 1996, primarily as a result of salary costs reflecting increased staffing over the comparable period a year earlier and costs related to the Company's move to its new headquarters and distribution center. Selling expense increased to $2.2 million in 1997 from $2.1 million in 1996, primarily as a result of the accrual of costs associated with certain promotional programs with the Company's retail customers and increases in staffing levels over the comparable period a year ago. Marketing expense increased to $1.6 million in 1997 from $1 million in 1996, primarily due to increased advertising expenses. Design expense increased to $770,000 in 1997 compared to $432,000 in 1996, primarily as a result of increases in staffing levels necessary to support the development and expansion of the Company's product offerings.

      Net interest expense was $16,000 in 1997 compared to net interest income of $109,000 in 1996. The increase in net interest expense related to the Company's utilization of its line of credit facility for working capital purposes during the second quarter of 1997.

      The Company recorded a tax provision of $30,000 in 1997 compared with a tax provision of $2.7 million in 1996.

Six Months Ended June 30, 1997 and 1996
---------------------------------------
      Net sales decreased to $42.6 million in 1997 from $50.0 million in 1996. The decrease in net sales was principally driven by a decline in sales of men's activewear of 51.0%, offset by an increase in sales of women's sportswear. Net sales of the women's sportswear line, which represented approximately 26.6% of the Company's net sales for the six months ended June 30, 1997, increased to $11.3 million in 1997 from $2.7 million in 1996. The women's sportswear line was launched in the 1996 period. The decrease in net sales of men's activewear in 1997, which represented approximately 29.9% and 51.9% of the Company's net sales for the six months ended June 30, 1997 and 1996, respectively, was primarily the result of continuing softness in sales of screenprinted tee-shirts. Net sales of men's sportswear, which represented approximately 35.9% of the Company's net sales for 1997, decreased approximately 21.0% over such sales in 1996, primarily as a result of a decrease in sales of knit tops. The decrease in sales of knit tops reflected the overstock of prior season merchandise by department store customers. Net sales of the Company's eyewear increased approximately 12.5% to $1.8 million in 1997 from $1.6 million in the comparable period in 1996.

      Gross profit decreased to $13.9 million in 1997 from $21.6 million in 1996. Gross profit as a percentage of net sales decreased to 32.7% in 1997, from 43.3% in 1996. The decrease resulted primarily from the aforementioned decrease in sales of high margined men's activewear, off-price sales of certain out-of-season merchandise and the write-off of the Company's discontinued time division.

      Royalty income increased 18.2%, to $2.6 million in 1997 from $2.2 million in 1996, primarily due to increased sales by the Company's women's swimwear and bodywear licensee.

      Operating expenses increased in all categories to $17.3 million in 1997 from $10.5 million in 1996. General and administrative expense increased to $6.3 million in 1997 compared to $3.6 million in 1996, primarily as a result of severance costs associated with a 7% workforce reduction, the accrual of legal fees in connection with shareholder lawsuits and salary costs reflecting increased staffing over the comparable period a year earlier. Selling expense increased to $5.3 million in 1997 from $4.3 million in 1996, primarily as a result of the accrual of costs associated with certain promotional programs with the Company's retail customers and increases in staffing levels over the comparable period a year ago. Marketing expense increased to $3.8 million in 1997 from $1.7 million in 1996, primarily due to increased advertising expenses and the cost of the Company's first runway fashion show. Design expense increased to $1.9 million in 1997 compared to $885,000 in 1996, primarily as a result of increases in staffing levels necessary to support the development and expansion of the Company's product offerings.

      Net interest income decreased to $24,000 in 1997 compared to net interest income of $47,000 in 1996. The decrease related to a lower average balance of cash and cash equivalents during 1997 compared to 1996 and utilization of the Company's line of credit facility during 1997.

      The Company recorded a tax benefit of $302,000 in 1997 as a result of its pretax loss compared with a tax provision of $3.6 million in 1996.

Liquidity and Capital Resources
-------------------------------
      The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventories and accounts receivable, and to purchase property and equipment. Net cash provided by operating activities totaled approximately $132,000 for the six months ended June 30, 1997. At June 30, 1997, working capital was approximately $31.3 million as compared to $36.6 million at June 30, 1996. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment and construction of in-store shops, and changes in accounts receivable and inventory levels.

      The Company has historically sold a substantial portion of its trade accounts receivable to a factor which assumes the credit risk with respect to collection of such accounts. The factor pays the Company the receivable amount after the factor receives payment from the Company's customer or, if earlier, shortly following the bankruptcy or insolvency of the customer or when the receivable becomes 90 days past due. The factor charges a commission on the net sales factored.

      In July 1997, the Company entered into a $20.0 million revolving credit agreement to be used for general working capital purposes. All obligations under the credit agreement, which also includes a letter of credit facility, are collateralized by the Company's inventory and account receivables. The
Company's borrowings under the agreement are limited to 50% of eligible inventory plus 85% of eligible receivables. The credit agreement contains normal restrictive covenants with respect to the conduct of the Company's business and requires the maintenance of various financial levels and ratios. In conjunction with the new credit agreement, the advance feature of the Company's factoring agreement, which allowed the Company to request advances against a percentage of qualifying receivables, was deleted.

      The Company believes that available cash, cash flow from operations and available borrowings will be sufficient to meet operating needs and capital expenditure requirements, including the cost of tenant improvements and equipment for the Company's new leased headquarters/distribution facility and the construction of in-store shops for the foreseeable future.

      Cash flows used in investing activities totaled $5.0 million for the six months ended June 30, 1997 and were comprised of capital expenditures related primarily to the construction of in-store shops and tenant improvements and equipment for the Company's new leased headquarters/distribution facility in Irvine, California. The Company occupied the facility in June 1997. The Company currently estimates that its share of the cost to construct tenant improvements and equip such facility will be approximately $4.0 million, of which approximately $2.9 million was spent during the six months ended June 30, 1997 and $700,000 anticipated over the balance of 1997.

      The Company is currently evaluating its management information systems as part of the development of an information technology strategy. The likely result of this evaluation will be a systems conversion for the Company's core business processes. Although the ultimate cost of a systems conversion has not yet been determined, the Company believes it will incur up to $500,000 related to this project in 1997.

      In April 1997, the Company consolidated and/or eliminated a number of functions as part of a workforce reduction and has initiated other cost-cutting measures that collectively are expected to result in annualized savings of at least $3.3 million.

      As a result of softness in its men's activewear and sportswear business and higher expense levels, the Company reported a net loss of approximately $453,000 for the six months ended June 30, 1997. The Company anticipates continued softness in its men's activewear and sportswear business throughout the remainder of 1997. In Spring 1998, the Company will launch its new Moss line of value-priced activewear. The Moss line is being developed by a segment of the Company's design team chartered with the task of addressing the needs of Mossimo's specialty account base and improving activewear product offerings.

      The Company believes that its greatest future growth opportunity lies within the status sportswear section of the department store and continues to transition its business in that direction. This transition from a predominantly activewear-based resource to a supplier of finer men's and women's sportswear has been a complex process that is taking longer than the Company originally anticipated. Recent softness in men's activewear and sportswear sales has overshadowed the growth in women's sportswear, a trend that the Company anticipates will continue in the near term. As a result, the Company currently believes it will continue to experience a revenue decline over the balance of 1997 compared to 1996 as it works to reinvigorate men's activewear sales while continuing to further establish itself as a finer sportswear label.

      A significant component of elevating brand identity and competing for attention on the department and specialty store floor is the Company's in-store shop program. The Company installed 16 new shops during the quarter ended June 30, 1997. The Company's original goal for 1997 was to install a total of 125 shops, however, given the Company's first and second quarter results and the outlook for the remainder of 1997, the shop installation estimate has been revised to installation of up to 75 shops. The actual number of installations will be dependent, to some degree, on the Company's performance at retail over the balance of 1997.

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

Forward Looking Information
---------------------------
      The matters discussed herein with respect to the effects of expected capital expenditures in connection with the Company's new headquarters and distribution facility, management information system and in-store shop program, the ongoing softness in its men's activewear sales, the expectation of a revenue decline over the balance of 1997, the sufficiency of the Company's current sources of liquidity to meet operating needs and capital expenditures for the next 12 months and the expected greater seasonal trends in the Company's sales in future periods are forward looking statements and are subject to uncertainties associated with such statements. Such uncertainties include the ability of the Company's contract manufacturers to produce sufficient quantities of products in a timely manner, changes in consumer demands and preferences which could adversely impact the Company's sales in general and its in-store program in particular, and the ability of the Company to place its products in desired sections of its department store customers. The Company's financial results are subject to other risks and uncertainties, including competition from other lines and uncertainties generally associated with new product introductions, such as the new Moss line of activewear, and apparel retailing. Such uncertainties are discussed in greater detail in the Company's prospectus dated February 22, 1996 filed with the SEC.

New Accounting Pronouncements
-----------------------------
      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three and six months ended June 30, 1997, the amount reported as net income (loss) per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS (See Footnote 5 to Financial Statements)

      In the shareholder class action litigation previously reported in the Company's Form 10-K for the year ended December 31, 1996 and Form 10-Q for the quarter ended March 31, 1997 (the "Steinberg Shareholder Class Action"), the Company and the other named defendants filed demurrers and other motions challenging the allegations contained in the complaints and, in addition, seeking a stay or, alternatively, a staging of discovery in the case. On June 26, 1997, the Orange County Superior Court sustained the demurrers as to all causes of action on the ground that they do not state facts sufficient to constitute causes of action. The demurrers were sustained as to the first through fourth causes of action with leave to amend, and as to the fifth cause of action (for alleged violation of Business and Professions Code Sections 17200 and 17500) without leave to amend. The court also referred the motion seeking a stay or staging of discovery to a referee.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)  Annual Meeting:

           The annual meeting of stockholders of Mossimo, Inc. was held on May 28, 1997.

      (b)  Election of Directors:

           The following Class II Director nominee was elected at the annual meeting:

                 Eric R. Hohl

           The Directors whose terms of office continue are:

                 Robert Martini
                 John H. Stafford
                 Mossimo G. Giannulli
                 Francesca Ruiz De Luzuriaga

      (c) The matters voted upon at the meeting and the results of each vote are as follows:

                                  Votes       Votes      Shares
                                   For       Against   Abstaining
                                   ---       -------   ----------
            For Directors:
            Eric R. Hohl       14,312,302    308,475        -0-

                                  Votes       Votes      Shares       Broker
                                   For       Against   Abstaining    Non-Votes
                                   ---       -------   ----------    ---------
            Approval of
            Company's
            Employee Stock
            Purchase Plan      14,266,959    320,388     33,430         -0-

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  The following exhibits are included herein:

           3.1   Articles of Incorporation of the Company*

           3.2   Bylaws of the Company*

           4.2 Financing agreement dated as of July 15, 1997 between the Company and the CIT Group/Commercial Services, Inc.

           11    Computation of Net Income per Share

           27    Financial Data Schedule


      (b)  Reports on Form 8-K

           A current report on Form 8-K was filed May 27, 1997, reporting the resignation of the Company's public accountants and was amended by a current report on Form 8-K/A filed June 13, 1997.

           A current report on Form 8-K was filed June 18, 1997 reporting the appointment of Arthur Andersen LLP as the Company's principal accountants.



           * (Incorporated by reference from the Company's Registration Statement on Form S-1, File Number 33-80597)

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Mossimo, Inc.


      August 13, 1997            /s/ Mossimo Giannulli
                                 -----------------------------------
                                 Mossimo Giannulli
                                 Chairman of the Board,
                                 Chief Executive Officer,
                                 President (authorized officer)


      August 13, 1997            /s/ John D. Bower
                                 -----------------------------------
                                 John D. Bower
                                 Vice President - Finance
                                 (principal financial and accounting officer)

                                INDEX TO EXHIBITS


Exhibit
Number                      Description
-------------------------------------------------------------------------------

3.1         Articles of Incorporation of the Company*

3.2         Bylaws of the Company*

4.2 Financing agreement dated as of July 15, 1997 between the Company and the CIT Group/Commercial Services, Inc.

11          Computation of Net Income per Share

27          Financial Data Schedule



           * (Incorporated by reference from the Company's
             Registration Statement on Form S-1,File Number 33-80597)

                                  EXHIBIT 4.2





                               FINANCING AGREEMENT




                     THE CIT GROUP/COMMERCIAL SERVICES, INC.

                                   (AS LENDER)


                                       AND


                                  Mossimo, Inc.

                                  (as Borrower)


                              DATED: JULY 15, 1997

            THE CIT GROUP/COMMERCIAL SERVICES, INC., a New York corporation, ("CIT") with offices located at 300 South Grand Avenue, Second Floor, Los Angeles, CA 90071, is pleased to confirm the terms and conditions under which CIT shall make revolving loans, advances and other financial accommodations to MOSSIMO, INC. (the "Company"), a Delaware corporation with a principal place of business at 15320 Barranca Parkway, Irvine, CA 92718.

SECTION 1.  DEFINITIONS

ACCOUNTS shall mean all of the Company's now existing and future: (a) accounts receivable (including accounts factored by CIT (the "Factored Accounts") pursuant to the Factoring Agreement), (whether or not specifically listed on schedules furnished to CIT), and any and all instruments, documents, contract rights, chattel paper, general intangibles, including, without limitation, all accounts created by or arising from all of the Company's sales of goods or rendition of services to its customers, and all accounts arising from sales or rendition of services made under any of the Company's trade names or styles, or through any of the Company's divisions; (b) unpaid seller's rights (including rescission, replevin, reclamation and stoppage in transit) relating to the foregoing or arising therefrom; (c) rights to any goods represented by any of the foregoing, including rights to returned or repossessed goods; (d) reserves and credit balances arising hereunder; (e) guarantees or collateral for any of the foregoing; (f) insurance policies or rights relating to any of the foregoing; and (g) cash and non-cash proceeds of any and all the foregoing.

Agreement shall mean this Financing Agreement.

ANNIVERSARY DATE shall mean the date occurring one (1) year from the date hereof and the same date in every year thereafter.

AVAILABILITY shall mean at any time the excess of the sum of a) Eligible Accounts Receivable multiplied by the percentage provided for in clause (a) of paragraph 1 of Section 3 of this Agreement and b) Eligible Inventory multiplied by the percentage provided for in clause (b) of paragraph 1 of Section 3 of this Agreement over the sum of i) the outstanding aggregate amount of all Obligations of the Company, ii) the Availability Reserve and iii) after the occurrence of an Event of Default, all payments of the Company to CIT coming due within sixty
(60) days from the date of computation.

AVAILABILITY RESERVE shall mean, at any time of determination, the then outstanding amount of all Letters of Credit.

BUSINESS DAY shall mean any day on which both CIT and The Chase Manhattan Bank are open for business.

CAPITAL EXPENDITURES for any period shall mean the aggregate of all expenditures of the Company during such period that in conformity with GAAP are required to be included in or reflected by the property, plant or equipment or similar fixed asset account reflected in the balance sheet of the Company.

THE CHASE MANHATTAN BANK RATE shall mean the rate of interest per annum announced by The Chase Manhattan Bank from time to time as its prime rate in effect at its principal office in the City of New York. (The prime rate is not intended to be the lowest rate of interest charged by The Chase Manhattan Bank to its borrowers).

COLLATERAL shall mean all present and future Accounts, Inventory, Documents of Title and General Intangibles of the Company.

COLLECTION DAYS shall mean two (2) Business Days to provide for the deposit, clearance and collection of checks or other instruments representing the proceeds of Collateral, the amount of which has been credited to the Company's loan account, and for which interest may be charged on the aggregate amount of such deposits, at the rate provided for in Paragraph 1 of Section 8 of this Agreement.

CONSOLIDATED BALANCE SHEET shall mean a consolidated balance sheet for the Company and its consolidated subsidiaries eliminating all inter-company transactions and prepared in accordance with GAAP.

CONSOLIDATING BALANCE SHEET shall mean a Consolidated Balance Sheet plus individual balance sheets for the Company and its subsidiaries showing all eliminations of inter-company transactions and prepared in accordance with GAAP and including a balance sheet for the Company exclusively.

CURRENT ASSETS shall mean, wherever used throughout this Agreement, those assets of the Company which, in accordance with GAAP, are classified as "current".

CURRENT LIABILITIES shall mean, wherever used throughout this Agreement, those liabilities of the Company which, in accordance with GAAP, are classified as "current", provided, however, that notwithstanding GAAP, the Revolving Loans shall be considered "current liabilities".

DEFAULT shall mean any event specified in Section 10 hereof, whether or not any requirement for the giving of notice, the lapse of time, or both, or any other condition, event or act, has been satisfied.

DEFAULT RATE OF INTEREST shall mean a rate of interest per annum equal to the sum of: a) four percent (4%) and b) The Chase Manhattan Bank Rate, which CIT shall be entitled to charge the Company on all Obligations due CIT by the Company to the extent provided in paragraph 2 of Section 10 of this Agreement.

DEPOSITORY ACCOUNT shall mean those accounts owned by CIT and designated for the deposit of proceeds of Collateral.

DOCUMENTS OF TITLE shall mean all present and future warehouse receipts, bills of lading, shipping documents, chattel paper, instruments and similar documents, all whether negotiable or not and all goods and inventory relating thereto and all cash and non-cash proceeds of the foregoing.

EVENT(S) OF DEFAULT shall have the meaning provided for in Section 10 of this Agreement.

ELIGIBLE ACCOUNTS RECEIVABLE shall mean all CIT credit approved Factored Accounts plus the gross amount of the Company's accounts receivable that conform to the warranties contained herein and at all times continue to be acceptable to CIT in the exercise of its reasonable business judgment, less, without duplication, the sum of a) any returns, discounts, claims, credits and allowances of any nature (whether issued, owing, granted or outstanding) and b) reserves for: i) sales to the United States of America or to any agency, department or division thereof; ii) foreign sales other than sales secured by stand-by letters of credit (in form and substance satisfactory to CIT) issued or confirmed by, and payable at, banks having a place of business in the United States of America and payable in United States currency, and which sales otherwise comply with all other criteria for eligibility hereunder; iii) accounts that remain unpaid more than ninety (90) days from invoice date; iv) contras; v) sales to any subsidiary, or to any company affiliated with the Company in any way; vi) bill and hold (deferred shipment) or consignment sales;
vii) sales to any customer which is a) insolvent, b) the debtor in any bankruptcy, insolvency, arrangement, reorganization, receivership or similar proceedings under any federal or state law, c) negotiating, or has called a meeting of its creditors for purposes of negotiating, a compromise of its debts or d) financially unacceptable to CIT or has a credit rating unacceptable to CIT; viii) all sales to any customer if fifty percent (50%) or more of either x) all outstanding invoices or y) the aggregate dollar amount of all outstanding invoices, are unpaid more than ninety (90) days from invoice date; ix) any other reasons deemed necessary by CIT in its reasonable business judgment and which are customary either in the commercial finance industry or in the lending practices of CIT; and x) an amount representing, historically, returns, discounts, claims, credits and allowances.

ELIGIBLE INVENTORY shall mean the gross amount of the Company's inventory that conform to the warranties contained herein and which at all times continue to be acceptable to CIT in the exercise of its reasonable business judgment less any work-in-process, supplies (other than raw material), goods not present in the United States of America, goods returned or rejected by the Company's customers other than goods that are undamaged and resealable in the normal course of business, goods to be returned to the Company's suppliers, goods in transit to third parties (other than the Company's agents or warehouses) and less any reserves required by CIT in its reasonable discretion for special order goods, market value declines, bill and hold (deferred shipment), consignment sales, damaged goods, out-of-season goods or obsolete goods.

FACTORING AGREEMENT shall mean the Factoring Agreement, dated January 2, 1990 (as amended) between CIT and the Company.

GAAP shall mean generally accepted accounting principles in the United States of America as in effect from time to time and for the period as to which such accounting principles are to apply.

GENERAL INTANGIBLES shall have the meaning set forth in the Uniform Commercial Code as in effect in the State of California and shall include, without limitation, all present and future right, title and interest in and to all patents, licenses, customer lists, distribution agreements, supply agreements and tax refunds, together with all monies and claims for monies now or hereafter due and payable in connection with any of the foregoing or otherwise, and all cash and non-cash proceeds thereof.

INDEBTEDNESS shall mean, without duplication, all liabilities, contingent or otherwise, which are any of the following: (a) obligations in respect of borrowed money or for the deferred purchase price of property, services or assets, other than Inventory, or (b) lease obligations which, in accordance with GAAP, have been, or which should be capitalized.

INVENTORY shall mean all of the Company's present and hereafter acquired merchandise, inventory and goods, and all additions, substitutions and replacements thereof, wherever located, together with all goods and materials used or usable in manufacturing, processing, packaging or shipping same; in all stages of production- from raw materials through work-in-process to finished goods - and all proceeds thereof of whatever sort.

INVENTORY SECURITY AGREEMENT shall mean the Inventory Security Agreement, dated May 30, 1997, between CIT and the Company.

ISSUING BANK shall mean the bank issuing Letters of Credit for the Company.

LEDGER DEBT shall mean indebtedness owed by the Company to CIT by reason of CIT's factoring or financing the accounts receivable of entities selling goods or providing services to the Company.

LETTERS OF CREDIT shall mean all letters of credit issued with the assistance of CIT by the Issuing Bank for or on behalf of the Company.

LETTER OF CREDIT GUARANTY shall mean the guaranty delivered by CIT to the Issuing Bank of the Company's reimbursement obligation under the Issuing Bank's reimbursement agreement, application for letter of credit or other like document.

LETTER OF CREDIT FEES shall mean the fees CIT may charge the Company under paragraph 3 of Section 8 of this Agreement.

LINE OF CREDIT shall mean the amount of $20,000,000.00, with (a) a $10,000,000.00 sublimit for Letters of Credit and (b) a $2,000,000.00 sublimit for Ledger Debt.

LOAN FACILITY FEE shall mean the fee payable to CIT in accordance with, and pursuant to, the provisions of paragraph 7 of Section 8 of this Agreement.

OBLIGATIONS shall mean all loans and advances made or to be made by CIT to the Company or to others for the Company's account; any and all indebtedness and obligations which may at any time be owing by the Company to CIT howsoever arising, whether now in existence or incurred by the Company from time to time hereafter; whether secured by pledge, lien upon or security interest in any of the Company's assets or property or the assets or property of any other person, firm, entity or corporation; whether such indebtedness is absolute or contingent, joint or several, matured or unmatured, direct or indirect and whether the Company is liable to CIT for such indebtedness as principal, surety, endorser, guarantor or otherwise. Obligations shall also include indebtedness owing to CIT by the Company under this Agreement or under any other agreement or arrangement now or hereafter entered into between the Company and CIT; the interest computed for the Collection Dates on all deposits of proceeds of Collateral; indebtedness or obligations incurred by, or imposed on, CIT as a result of environmental claims arising out of the Company's operation, premises or waste disposal practices or sites; the Company's liability to CIT as maker or endorser on any promissory note or other instrument for the payment of money; the Company' liability to CIT under any instrument of guaranty or indemnity, or arising under any guaranty, endorsement or undertaking which CIT may make or issue to others for the Company's account, including any accommodation extended with respect to applications for Letters of Credit, CIT's acceptance of drafts or CIT's endorsement of notes or other instruments for the Company's account and benefit.

OUT-OF-POCKET EXPENSES shall mean all of CIT's present and future reasonable expenses incurred relative to this Agreement, whether incurred heretofore or hereafter, which reasonable expenses shall include, without being limited to, the cost of record searches, Inventory appraisals, all costs and expenses incurred by CIT in opening bank accounts, depositing checks, receiving and transferring funds, and any charges imposed on CIT due to "insufficient funds" of deposited checks and CIT's standard fees relating thereto, any amounts paid by, incurred by or charged to, CIT by the Issuing Bank under the Letter of Credit Guaranty or the Company's reimbursement agreement, application for letter of credit or other like document which pertain either directly or indirectly to such Letters of Credit, and CIT's standard fees relating to the Letters of Credit and any drafts thereunder, local counsel fees, fees and taxes relative to the filing of financing statements, and all expenses, costs and fees set forth in paragraph 3 of Section 10 of this Agreement.


PROMISSORY NOTE shall mean the note, in the form of Exhibit A attached hereto, delivered by the Company to CIT to evidence the Revolving Loan pursuant to, and repayable in accordance with, the provisions of Section 3 of this Agreement.

REVOLVING LOANS shall mean the loans and advances made, from time to time, to or for the account of the Company by CIT pursuant to Section 3 of this Agreement.

TANGIBLE NET WORTH SHALL MEAN THE COMPANY'S TOTAL STOCKHOLDERS EQUITY LESS THE AGGREGATE OF ANY TREASURY STOCK, ANY INTANGIBLE ASSETS, DEFERRED CHARGES AND ANY OBLIGATIONS DUE THE COMPANY FROM STOCKHOLDERS, EMPLOYEES OR AFFILIATES.

TERMINATION PREMIUM shall mean the amount due CIT by the Company upon a voluntary termination of this Agreement by the Company, and shall be computed by multiplying $20,000,000.00 by a) One and a half percent (1.5%) if the prepayment upon termination is made prior to the first Anniversary Date; b) One percent (1.0%) if the prepayment upon termination is made on or after the first Anniversary Date but prior to the second Anniversary Date; and c) One half percent (.5%) if the prepayment upon termination is made on or after the second Anniversary Date but prior to the third Anniversary Date.

WORKING CAPITAL shall mean Current Assets in excess of Current Liabilities.

SECTION 2.  CONDITIONS PRECEDENT

            The ability of the Company to borrow loans hereunder is subject to the satisfaction of, or waiver of, immediately prior to or concurrently with the making of such loans, the following conditions precedent:

            (A) LIEN SEARCHES - CIT shall have received tax, judgment and Uniform Commercial Code searches satisfactory to CIT for all locations presently occupied or used by the Company.

            (B) CASUALTY INSURANCE - The Company shall have delivered to CIT evidence satisfactory to CIT that casualty insurance policies listing CIT as loss payee are in full force and effect, all as set forth in Section 7, paragraph 5 of this Agreement.

            (C) UCC FILINGS - Any documents (including without limitation, financing statements) required to be filed in order to create, in favor of CIT, a first and exclusive perfected security interest in the Collateral with respect to which a security interest may be perfected by a filing under the Uniform Commercial Code shall have been properly filed in each office in each jurisdiction required in order to create in favor of CIT a perfected lien on the Collateral. CIT shall have received acknowledgment copies of all such filings (or, in lieu thereof, CIT shall have received other evidence satisfactory to CIT that all such filings have been made); and CIT shall have received evidence that all necessary filing fees and all taxes or other expenses related to such filings have been paid in full.

            (D) EXAMINATION & VERIFICATION- CIT shall have completed within the three (3) month period prior to making a loan hereunder, to the reasonable satisfaction of CIT, an examination and verification of the Accounts, Inventory, books and records of the Company.

            (E) ADDITIONAL DOCUMENTS - The Company shall have executed and delivered to CIT all loan documents necessary to consummate the lending arrangement contemplated between the Company and CIT.

            (F) BOARD RESOLUTION - CIT shall have received a copy of the resolutions of the Board of Directors of the Company authorizing the execution, delivery and performance of (i) this Agreement, and (ii) any related agreements, in each case certified by the Secretary or Assistant Secretary of the Company as of the date hereof, together with a certificate of the Secretary or Assistant Secretary of the Company as to the incumbency and signature of the officers of the Company executing this Agreement and any certificate or other documents to be delivered by it pursuant hereto, together with evidence of the incumbency of such Secretary or Assistant Secretary.

            (G) ABSENCE OF DEFAULT - No Default, Event of Default or material adverse change in the financial condition, business, prospects, profits, operations or assets of the Company shall have occurred.

            (H) DISBURSEMENT AUTHORIZATION - The Company shall have delivered to CIT all information necessary for CIT to issue wire transfer instructions on behalf of the Company for the initial and subsequent loans and/or advances to be made under this Agreement including, but not limited to, disbursement authorizations in form acceptable to CIT.

            (I) INVENTORY SECURITY AGREEMENT - The Inventory Security Agreement shall be terminated.

Upon the execution of this Agreement and the initial disbursement of loans hereunder, all of the above Conditions Precedent shall have been deemed satisfied except as the Company and CIT shall otherwise agree herein or in a separate writing.

SECTION 3.  REVOLVING LOANS

      1. CIT agrees to make, subject to the terms and conditions of this Agreement from time to time, and within x) the Availability and y) the Line of Credit, but subject to CIT's right to make "overadvances", loans and advances to the Company on a revolving basis (i.e. subject to the limitations set forth herein, the Company may borrow, repay and re-borrow Revolving Loans). Such loans and advances shall be in amounts up to: a) Eighty-five percent (85%) of the outstanding Eligible Accounts Receivable of the Company, and b) Fifty percent (50%) of the aggregate value of Eligible Inventory of the Company as determined at the lower of cost or market, provided, however, that in no event shall the outstanding advances under this clause b) exceed $10,000,000.00 in the aggregate at any one time. All requests for loans and advances must be received by an officer of CIT no later than 1:00 p.m., Eastern Standard time, of the Business Day on which such loans and advances are required. Should CIT for any reason honor requests for advances in excess of the limitations set forth herein, such advances shall be considered "overadvances" and shall be made in CIT's sole discretion, subject to any additional terms CIT deems necessary.

      2. In furtherance of the continuing assignment and security interest in the Company's Accounts, the Company will, upon the creation of Accounts, execute and deliver to CIT in such form and manner as CIT may reasonably require, solely for CIT's convenience in maintaining records of collateral, such confirmatory schedules of Accounts as CIT may reasonably request, and such other appropriate reports designating, identifying and describing the Accounts as CIT may reasonably require. In addition, upon CIT's request the Company shall provide CIT with copies of agreements with, or purchase orders from, the Company's customers, and copies of invoices to customers, proof of shipment or delivery and such other documentation and information relating to said Accounts and other collateral as CIT may reasonably require. Failure to provide CIT with any of the foregoing shall in no way affect, diminish, modify or otherwise limit the security interests granted herein. The Company hereby authorizes CIT to regard the Company's printed name or rubber stamp signature on assignment schedules or invoices as the equivalent of a manual signature by one of the Company's authorized officers or agents.

      3. The Company hereby represents and warrants that: each Account is based on an actual and bona fide sale and delivery of goods or rendition of services to customers, made by the Company in the ordinary course of its business; the Inventory being sold and the Accounts created are the exclusive property of the Company and are not and shall not be subject to any lien, consignment arrangement, encumbrance, security interest or financing statement whatsoever; the invoices evidencing such Accounts are in the name of the Company; and the customers of the Company have accepted the goods or services, owe and are obligated to pay the full amounts stated in the invoices according to their terms, without dispute, offset, defense, counterclaim or contra, except for disputes and other matters arising in the ordinary course of business of which the Company has advised CIT pursuant to paragraph 5 of this Section 3. The Company confirms to CIT that any and all taxes or fees relating to its business, its sales, the Accounts or goods relating thereto, are its sole responsibility and that same will be paid by the Company when due and that none of said taxes or fees represent a lien on or claim against the Accounts. The Company also warrants and represents that it is a duly and validly existing corporation and is qualified in all states where the failure to so qualify would have an adverse effect on the business of the Company or the ability of the Company to enforce collection of Accounts due from customers residing in that state. The Company agrees to maintain such books and records regarding Accounts as CIT may reasonably require and agrees that the books and records of the Company will reflect CIT's interest in the Accounts. All of the books and records of the Company will be available to CIT at normal business hours, including any records handled or maintained for the Company by any other company or entity.

      4. Any checks, cash, notes or other instruments or property received by the Company with respect to any Accounts shall be held by the Company in trust for CIT, separate from the Company's own property and funds, and immediately turned over to CIT with proper assignments or endorsements by deposit to the Depository Accounts. Subject to the Collection Days, all amounts received by CIT in payment of Accounts will be credited to the Company's accounts upon CIT's receipt at CIT's bank account in New York, New York on the Business Day of receipt if received no later than 1:00 p.m. or on the next succeeding Business Day if received after 1:00 p.m. No checks, drafts or other instrument received by CIT shall constitute final payment to CIT unless and until such instruments have actually been collected.

      5. The Company agrees to notify CIT promptly of any matters materially affecting the value, enforceability or collectibility of any Account and of all material customer disputes, offsets, defenses, counterclaims, returns, rejections and all reclaimed or repossessed merchandise or goods. The

Company agrees to issue credit memoranda promptly (with duplicates to CIT upon request) upon accepting returns or granting allowances, and may continue to do so until CIT has notified the Company that an Event of Default has occurred and that all future credits or allowances are to be made only after CIT's prior written approval. Upon the occurrence of an Event of Default and until such time as such Event of Default is waived and on notice from CIT, the Company agrees that all returned, reclaimed or repossessed merchandise or goods shall be set aside by the Company, marked with CIT's name and held by the Company for CIT's account as owner and assignee.

      6. CIT shall maintain a separate account on its books in the Company's name in which the Company will be charged with loans and advances made by CIT to it or for its account, and with any other Obligations, including any and all costs, expenses, interest for Collection Days and reasonable attorney's fees which CIT may incur in connection with the exercise by or for CIT of any of the rights or powers herein conferred upon CIT, or in the prosecution or defense of any action or proceeding to enforce or protect any rights of CIT in connection with this Agreement or the Collateral assigned hereunder, or any Obligations owing to CIT by the Company. Subject to the Collection Days, the Company will be credited with all amounts received by CIT from the Company or from others for the Company's account, including, as above set forth, all amounts received by CIT in payment of assigned Accounts and such amounts will be applied to payment of the Obligations. In no event shall prior recourse to any Accounts or other security granted to or by the Company be a prerequisite to CIT's right to demand payment of any Obligation. Further, it is understood that CIT shall have no obligation whatsoever to perform in any respect any of the Company's contracts or obligations relating to the Accounts.

      7. After the end of each month, CIT shall promptly send the Company a statement showing the accounting for the charges, loans, advances and other transactions occurring between CIT and the Company during that month. The monthly statements shall be deemed correct and binding upon the Company and shall constitute an account stated between the Company and CIT unless CIT receives a written statement of the exceptions within thirty (30) days of the date of the monthly statement.

SECTION 4.  INTENTIONALLY LEFT BLANK

SECTION 5.  LETTERS OF CREDIT

            In order to assist the Company in establishing or opening Letters of Credit with an Issuing Bank to cover the purchase of imported Inventory, Equipment or otherwise, the Company has requested CIT to join in the applications for such Letters of Credit, and/or guarantee payment or performance of such Letters of Credit and any drafts or acceptances thereunder through the issuance of the Letters of Credit Guaranty, thereby lending CIT's credit to the Company and CIT has agreed to do so. These arrangements shall be handled by CIT subject to the terms and conditions set forth below.

      1. The amount, purpose and extent of the Letters of Credit and changes or modifications thereof by the Company and/or the Issuing Bank of the terms and conditions thereof shall in all respects be subject to the prior approval of CIT in the exercise of its reasonable discretion provided however, that: a) in no event may the aggregate amount of all such outstanding Letters of Credit exceed, in the aggregate, at any one time $10,000,000.00, and b) the Letters of Credit and all documentation in connection therewith shall be in form and substance satisfactory to the Company, CIT and the Issuing Bank.

      2. CIT shall have the right, without notice to the Company, to charge the Company's account on CIT's books with the amount of any and all indebtedness, liability or obligation of any kind incurred by CIT under the Letters of Credit Guaranty upon payment by CIT under the Letters of Credit Guaranty. Any amount charged to Company's loan account shall be deemed a Revolving Loan hereunder and shall incur interest at the rate provided in
Section 8, paragraph 1 of this Agreement.

      3. The Company unconditionally indemnifies CIT and holds CIT harmless from any and all loss, claim or liability incurred by CIT arising from any transactions or occurrences relating to Letters of Credit established or opened for the Company's account, the collateral relating thereto and any drafts or acceptances thereunder, and all Obligations thereunder, including any such loss or claim due to any action taken by any Issuing Bank, other than for any such loss, claim or liability arising out of the gross negligence or willful misconduct by CIT under the Letters of Credit Guaranty. The Company further agrees to hold CIT harmless from any errors or omission, negligence or misconduct by the Issuing Bank. The Company's unconditional obligation to CIT hereunder shall not be modified or diminished for any reason or in any manner whatsoever, other than as a result of CIT's gross negligence or willful misconduct. The Company agrees that any charges incurred by CIT for the Company's account by the Issuing Bank shall be conclusive on CIT and may be charged to the Company's account.

      4. CIT shall not be responsible for: the existence, character, quality, quantity, condition, packing, value or delivery of the goods purporting to be represented by any documents; any difference or variation in the character, quality, quantity, condition, packing, value or delivery of the goods from that expressed in the documents; the validity, sufficiency or genuineness of any documents or of any endorsements thereon, even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; the time, place, manner or order in which shipment is made; partial or incomplete shipment, or failure or omission to ship any or all of the goods referred to in the Letters of Credit or documents; any deviation from instructions; delay, default, or fraud by the shipper and/or anyone else in connection with the Collateral or the shipping thereof; or any breach of contract between the shipper or vendors and the Company. Furthermore, without being limited by the foregoing, CIT shall not be responsible for any act or omission with respect to or in connection with any Collateral.

      5. The Company agrees that any action taken by CIT, if taken in good faith, or any action taken by any Issuing Bank, under or in connection with the Letters of Credit, the guarantees, the drafts or acceptances, or the Collateral, shall be binding on the Company and shall not put CIT in any resulting liability to the Company. In furtherance thereof but subject to paragraph 6 below, and upon notice to and the prior consent of the Company (unless an Event of Default has occurred and is continuing) CIT shall have the full right and authority to clear and resolve any questions of non-compliance of documents; to give any instructions as to acceptance or rejection of any documents or goods; to execute any and all steamship or airways guaranties (and applications therefore), indemnities or delivery orders; to grant any extensions of the maturity of, time of payment for, or time of presentation of, any drafts, acceptances, or documents; and to agree to any amendments, renewals, extensions, modifications, changes or cancellations of any of the terms or conditions of any of the applications, Letters of Credit, drafts or acceptances.

      6. Without CIT's express consent and endorsement in writing, the Company agrees: a) not to execute any and all applications for steamship or airway guaranties, indemnities or delivery orders; to grant any extensions of the maturity of, time of payment for, or time of presentation of, any drafts, acceptances or documents; or to agree to any amendments, renewals, extensions, modifications, changes or cancellations of any of the terms or conditions of any of the applications, Letters of Credit, drafts or acceptances; and b) after the occurrence of an Event of Default which is not waived by CIT, not to I) clear and resolve any questions of non-compliance of documents, or ii) give any instructions as to acceptances or rejection of any documents or goods.

      7. The Company agrees that it shall use its best efforts to ensure that any necessary import, export or other licenses or certificates for the import or handling of the Collateral will have been promptly procured; all foreign and domestic governmental laws and regulations in regard to the shipment and importation of the Collateral, or the financing thereof will have been promptly and full complied with; and any certificates in that regard that CIT may at any time request will be promptly furnished. In this connection, the Company warrants and represents that, to the best of the Company's knowledge, all shipments made under any such Letters of Credit are in accordance with the laws and regulations of the countries in which the shipments originate and terminate, and are not prohibited by any such laws and regulations. The Company assumes all risk, liability and responsibility for, and agrees to pay and discharge, all present and future local, state, federal or foreign taxes, duties, or levies. Any embargo, restriction, laws, customs or regulations of any country, state, city, or other political subdivision, where the Collateral is or may be located, or wherein payments are to be made, or wherein drafts may be drawn, negotiated, accepted, or paid, shall be solely the Company's risk, liability and responsibility.

      8. Upon any payments made to the Issuing Bank under the Letter of Credit Guaranty, CIT shall acquire by subrogation, any rights, remedies, duties or obligations granted or undertaken by the Company to the Issuing Bank in any application for Letters of Credit, any standing agreement relating to Letters of Credit or otherwise, all of which shall be deemed to



                                       12
have been granted to CIT and apply in all respects to CIT and shall be in addition to any rights, remedies, duties or obligations contained herein.

SECTION 6.  COLLATERAL

      1. As security for the prompt payment in full of all loans and advances made and to be made to the Company from time to time by CIT pursuant hereto, as well as to secure the payment in full of the other Obligations, the Company hereby pledges and grants to CIT a continuing general lien upon and security interest in all of its:

            (a) present and hereafter acquired Inventory;

            (b) present and future Accounts;

            (c) present and future Documents of Title;

            (d) present and future General Intangibles, including but not limited to all proceeds or monies due or which may become due the Company under the Factoring Agreement.


      2.    The security interests granted hereunder shall extend and attach to:

            (a) All Collateral which is presently in existence and which is owned by the Company or in which the Company has any interest, whether held by the Company or others for its account; and

            (b) All Inventory and any portion thereof which may be returned, rejected, reclaimed or repossessed by either CIT or the Company from the Company's customers, as well as to all supplies, goods, incidentals, packaging materials, labels and any other items which contribute to the finished goods or products manufactured or processed by the Company, or to the sale, promotion or shipment thereof.

      3. The Company agrees to safeguard, protect and hold all Inventory for CIT's account and make no disposition thereof except in the regular course of the business of the Company as herein provided. Inventory may only be sold and shipped by the Company to its customers in the ordinary course of the Company's business, on open account and on terms currently being extended by the Company to its customers, provided that all proceeds of all sales (including cash, accounts receivable, checks, notes, instruments for the payment of money and similar proceeds) are forthwith transferred, endorsed, and turned over and delivered to CIT by deposit in the Depository Accounts. Cash sales or sales of Inventory in which a lien upon, or security interest in, Inventory is retained by the Company shall be made by the Company only with the approval of CIT, and the proceeds of such sales or sales of Inventory for cash shall not be commingled with the Company's other property, but shall be segregated, held by the Company in trust for CIT as CIT's exclusive property, and shall be delivered immediately by the Company to CIT in the identical form received by the Company by deposit to the Depository Accounts. Upon the sale, exchange, or other disposition of Inventory, as herein provided, the security interest in the Company's Inventory provided for herein shall, without break in continuity and without further formality or act, continue in, and attach to, all proceeds, including any instruments for the payment of money, accounts receivable, contract rights, documents of title, shipping documents, chattel paper and all other cash and non-cash proceeds of such sale, exchange or disposition. As to any such sale, exchange or other disposition, CIT shall have all of the rights of an unpaid seller, including stoppage in transit, replevin, rescission and reclamation.

      4. The rights and security interests granted to CIT hereunder are to continue in full force and effect, notwithstanding the termination of this Agreement or the fact that the account maintained in the Company's name on the books of CIT may from time to time be temporarily in a credit position, until the final payment in full to CIT of all Obligations and the termination of this Agreement. Any delay, or omission by CIT to exercise any right hereunder, shall not be deemed a waiver thereof, or be deemed a waiver of any other right, unless such waiver be in writing and signed by CIT. A waiver on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion.

      5. To the extent that the Obligations are now or hereafter secured by any assets or property other than the Collateral or by the guarantee, endorsement, assets or property of any other person, then CIT shall have the right in its sole discretion to determine which rights, security, liens, security interests or remedies CIT shall at any time pursue, foreclose upon, relinquish, subordinate, modify or take any other action with respect to, without in any way modifying or affecting any of them, or any of CIT's rights hereunder.

      6. Any reserves or balances to the credit of the Company and any other property or assets of the Company in the possession of CIT may be held by CIT as security for any Obligations and applied in whole or partial satisfaction of such Obligations when due. The liens and security interests granted herein and any other lien or security interest CIT may have in any other assets of the Company, shall secure payment and performance of all now existing and future Obligations. CIT may in its discretion charge any or all of the Obligations to the account of the Company when due.

SECTION 7.  REPRESENTATIONS, WARRANTIES AND COVENANTS

      1.    The Company hereby warrants and represents and/or covenants that:
i) to the best of the Company's knowledge, the fair value of the Company's assets exceeds the book value of the Company's liabilities; ii) the Company is generally able to pay its debts as they become due and payable; and iii) the Company does not have unreasonably small capital to carry on its business as it is currently conducted absent extraordinary and unforeseen circumstances. The Company further warrants and represents that the security interests granted herein constitute and shall at all times constitute the first and only liens on the Collateral; that the Company is or will be at the time additional Collateral is acquired by it, the absolute owner of the Collateral with full right to pledge, sell, consign, transfer and create a security interest therein, free and clear of any and all claims or liens in favor of others; that the Inventory is not, and will not be, subject to a consignment arrangement; that the Company will at its expense forever warrant and, at CIT's request, defend the same from any and all claims and demands of any other person; that the Company will not grant, create or permit to exist, any lien upon or security interest in the Collateral, or any proceeds thereof, in favor of any other person.

      2. The Company agrees to maintain books and records pertaining to the Collateral in such detail, form and scope as CIT shall reasonably require. The Company agrees that CIT or its agents may enter upon the Company's premises at any time during normal business hours, and from time to time, for the purpose of inspecting the Collateral, and any and all records pertaining thereto. The Company agrees to afford CIT prior written notice of any change in the location of any Collateral, other than to locations, that as of the date hereof, are known to CIT and at which CIT has filed financing statements and otherwise fully perfected its liens thereon. The Company is also to advise CIT promptly, in sufficient detail, of any material adverse change relating to the type, quantity or quality of the Collateral or on the security interests granted to CIT therein.

      3. The Company agrees to: execute and deliver to CIT, from time to time, solely for CIT's convenience in maintaining a record of the Collateral, such written statements, and schedules as CIT may reasonably require, designating, identifying or describing the Collateral pledged to CIT hereunder. The Company's failure, however, to promptly give CIT such statements, or schedules shall not affect, diminish, modify or otherwise limit CIT's security interests in the Collateral.

      4. The Company agrees to comply with the requirements of all state and federal laws in order to grant to CIT valid and perfected first security interests in the Collateral, CIT is hereby authorized by the Company to file any financing statements covering the Collateral whether or not the Company's signature appears thereon. The Company agrees to do whatever CIT may reasonably request, from time to time, by way of: filing notices of liens, financing statements, amendments, renewals and continuations thereof; cooperating with CIT's agents and employees; keeping Collateral records; transferring proceeds of Collateral to CIT's possession; and performing such further acts as CIT may reasonably require in order to effect the purposes of this Agreement.

      5. (a) The Company agrees to maintain insurance on the Inventory under such policies of insurance, with such insurance companies, in such reasonable amounts and covering such insurable risks as are at all times reasonably satisfactory to CIT. All policies covering the Inventory are to be made payable to CIT, in case of loss, under a standard non-contributory "lender" or "secured party" clause and are to contain such other provisions as CIT may require to fully protect CIT's interest in the Inventory and to any payments to be made under such policies. All original policies or true copies thereof are to be delivered to CIT, premium prepaid, with the loss payable endorsement in CIT's favor, and shall provide for not less than thirty (30) days prior written notice to CIT of the exercise of any right of cancellation. At the Company's request, or if the Company fails to maintain such insurance, CIT may arrange for such insurance, but at the Company's expense and without any responsibility on CIT's part for: obtaining the insurance, the solvency of the insurance companies, the adequacy of the coverage, or the collection of claims. Upon the occurrence of an Event of Default which is not waived, CIT shall have the sole right, in the name of CIT or the Company, to file claims under any insurance policies, to receive, receipt and give acquittance for any payments that may be payable thereunder, and to execute any and all endorsements, receipts, releases, assignments, reassignments or other documents that may be necessary to effect the collection, compromise or settlement of any claims under any such insurance policies.

            (b) In the event of any loss or damage by fire or other casualty, insurance proceeds relating to Inventory shall reduce the Company's Revolving Loan.

      6. The Company agrees to pay, when due, all taxes, assessments, claims and other charges (herein "taxes") lawfully levied or assessed upon the Company or the Collateral and if such taxes remain unpaid after the date fixed for the payment thereof unless such taxes are being diligently contested in good faith by the Company by appropriate proceedings or if any lien shall be claimed thereunder x) for taxes due the United States of America or y) which in CIT's opinion might create a valid obligation having priority over the rights granted to CIT herein, CIT may, on the Company's behalf, pay such taxes, and the amount thereof shall be an Obligation secured hereby and due to CIT on demand.

      7. The Company: (a) agrees that it will use its best efforts to comply with all acts, rules, regulations and orders of any legislative, administrative or judicial body or official, which the failure to comply with would have a material and adverse impact on the Collateral, or any material part thereof, or on the operation of the Company's business, provided that the Company may contest any acts, rules, regulations, orders and directions of such bodies or officials in any reasonable manner which will not, in CIT's reasonable opinion, materially and adversely effect CIT's rights or priority in the Collateral; (b) agrees that it will use its best efforts to comply with all environmental statutes, acts, rules, regulations or orders as presently existing or as adopted or amended in the future, applicable to the ownership and/or use of its real property and operation of its business, which the failure to comply with would have a material and adverse impact on the Collateral, or any material part thereof, or on the operation of the business of the Company. The Company hereby indemnifies CIT and agrees to defend and hold CIT harmless from and against any and all loss, damage, claim, liability, injury or expense which CIT may sustain or incur in connection with: any claim or expense asserted against CIT as a result of any environmental pollution, hazardous material or environmental clean-up of the Company's real property; or any claim or expense which results from the Company's operations (including, but not limited to, the Company's off-site disposal practices) and the Company further agrees that this indemnification shall survive termination of this Agreement as well as the payment of all Obligations or amounts payable hereunder; and (c) shall not be deemed to have breached any provision of this paragraph 7 if (i) the failure to



                                      16
comply with the requirements of this paragraph 7 resulted from good faith error or innocent omission, (ii) the Company promptly commences and diligently pursues a cure of such breach and (iii) such failure is cured within fifteen (15) Business Days following the Company's receipt of notice of such failure.

      8. Until termination of this Agreement and payment and satisfaction of all Obligations due hereunder, the Company agrees that, unless CIT shall have otherwise consented in writing, the Company will furnish to CIT, within ninety
(90) days after the end of each fiscal year of the Company, a Consolidated Balance Sheet and a Consolidating Balance Sheet as at the close of such year, and statements of profit and loss, cash flow and reconciliation of surplus of the Company and its subsidiaries for such year, audited by independent public accountants selected by the Company and satisfactory to CIT; and within sixty
(60) days after the end of each fiscal quarter a Consolidated Balance Sheet as at the end of such period and statements of profit and loss, cash flow and surplus of the Company and all subsidiaries for such period, certified by an authorized financial or accounting officer of the Company; and from time to time, such further information regarding the business affairs and financial condition of the Company as CIT may reasonably request, including without limitation annual cash flow projections and an aging of its Accounts, all in form satisfactory to CIT. Each financial statement which the Company is required to submit hereunder must be accompanied by an officer's certificate, signed by the President, Vice President, Controller, or Treasurer, pursuant to which any one such officer must certify that: (i) the financial statement(s) fairly and accurately represent(s) the Company's financial condition at the end of the particular accounting period, as well as the Company's operating results during such accounting period, subject to year-end audit adjustments; (ii) during the particular accounting period: (x) there has been no default or condition which, with the passage of time or notice, or both, would constitute a Default or Event of Default under this Agreement, provided, however, that if any such officer has knowledge that any such Default or Event of Default, has occurred during such period, the existence of and a detailed description of same shall be set forth in such officer's certificate; and (y) the Company has not received any notice of cancellation with respect to its property insurance policies; and (iii) the exhibits attached to such financial statement(s) constitute detailed calculations showing compliance with all financial covenants contained in this Agreement.

      9. Until termination of this Agreement and payment and satisfaction of all Obligations due hereunder, the Company agrees that, without the prior written consent of CIT, except as otherwise herein provided, the Company will not:

            A. Mortgage, assign, pledge, transfer or otherwise permit any lien, charge, security interest, encumbrance or judgment, (whether as a result of a purchase money or title retention transaction, or other security interest, or otherwise) to exist on any of the Collateral;

            B. Borrow any money on the security of the Company's Collateral from sources other than CIT;



                                       17

            C. Sell, lease, assign, transfer or otherwise dispose of i) Collateral, except as otherwise specifically permitted by this Agreement, or ii) either all or substantially all of the Company's assets which do not constitute Collateral;

            D. Merge, consolidate or otherwise alter or modify its corporate name, principal place of business, structure, or existence, or enter into or engage in any operation or activity materially different from that presently being conducted by the Company; or

            E. Assume, guarantee, endorse, or otherwise become liable upon the obligations of any person, firm, entity or corporation, except by the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business, and except for guaranties issued by the Company for the benefit of its wholly owned subsidiary.

      10. Without the prior written consent of CIT, the Company will not: contract for, purchase, make expenditures for, lease pursuant to a lease or otherwise incur obligations with respect to Capital Expenditures (whether subject to a security interest or otherwise) during any fiscal year in an aggregate amount in excess of $7,000,000.00.

      11. The Company shall maintain at all times during the particular fiscal periods below, Working Capital of not less than:

            FISCAL PERIOD                          WORKING CAPITAL

            From the date hereof through
            June 30, 1997                          $28,064,000.00

            For the fiscal quarter ending
            September 30, 1997                     $28,977,000.00

            For the fiscal year ending
            December 31, 1997 and at all times
            thereafter.                            $30,057,000.00

       12. The Company shall maintain, at all times during the periods below, a Tangible Net Worth of not less than:


                                       18

            Fiscal Period                          Net Worth

            From the date hereof
            through June 30, 1997                  $39,000,000.00

            For the fiscal quarter
            ending September 30, 1997              $40,000,000.00

            For the fiscal year ending
            December 31, 1997 and at all
            times thereafter                       $41,000,000.00

      13. The Company shall maintain, at all times during the term of this Agreement, a ratio of Current Assets to Current Liabilities of not less than
2.75 to 1.00.

      14. The Company shall maintain, at all times during the periods below, a total debt (defined as all current and long-term liabilities of the Company) to equity (defined as the Company's retained earnings, capital stock, and paid-in-capital) ratio not to exceed:

            FISCAL PERIOD                          RATIO

            FROM THE DATE HEREOF
            THROUGH JUNE 30, 1997                   45%

            FOR THE FISCAL QUARTER
            ENDING SEPTEMBER 30, 1997               40%

            FOR THE FISCAL YEAR ENDING
            DECEMBER 31, 1997 AND AT ALL
            TIMES THEREAFTER                        35%

      15. COMMENCING WITH THE CALENDER QUARTER ENDING JUNE 30, 1997, THE COMPANY SHALL NOT SUFFER A NET LOSS FOR ANY 2 OR MORE CONSECUTIVE FISCAL QUARTERS.

SECTION 8.  INTEREST, FEES AND EXPENSES

      1. Interest on the Revolving Loan shall be payable monthly as of the end of each month and shall be an amount equal to The Chase Manhattan Bank Rate on the average of the net balances owing by the Company to CIT in the Company's account at the close of each day during such month. In the event of any change in said Chase Manhattan Bank Rate, the rate hereunder shall change, as of the first of the month following any change, so as to remain equal to the Chase Manhattan Bank Rate. The rate hereunder shall be calculated based on a 360-day year. CIT shall be entitled to charge the Company's account at the rate provided for herein when due until all Obligations have been paid in full.

      2. In consideration of the Letter of Credit Guaranty of CIT, the Company shall pay CIT the Letter of Credit Fees which shall be an amount


                                       19
equal to (i) one-eighth of one percent (1/8 of 1.0%) of the face amount of each Letter of Credit opened pursuant hereto and (ii) one-eighth of one percent (1/8 of 1.0%) of the face amount of each Letter of Credit when payment is made on such Letter or Credit and/or the Letter of Credit expires and is not drawn on.

      3. Any charges, fees, commissions, costs and expenses charged to CIT for the Company's account by any Issuing Bank in connection with or arising out of Letters of Credit issued pursuant to this Agreement or out of transactions relating thereto will be charged to the Company's account in full when charged to or paid by CIT and when made by any such Issuing Bank shall be conclusive on CIT.

      4. The Company shall reimburse or pay CIT, as the case may be, for all Out-of-Pocket Expenses of CIT.

      5. Upon the last Business Day of each month, commencing with June 30, 1997, the Company shall pay CIT interest on the Collection Days. Interest will be computed at the rate, and in the manner, set forth in Paragraph 1 of this Agreement.

      6. To induce CIT to enter into this Agreement and to extend to the Company the Revolving Loan, the Company shall pay to CIT a Loan Facility Fee in the amount of $50,000.00 payable upon execution of this Agreement.

      7. Upon the occurrence of an Event of Default, the Company shall pay CIT's standard charges for, and the fees and expenses of, the CIT personnel used by CIT for reviewing the books and records of the Company and for verifying, testing, protecting, safeguarding, preserving or disposing of all or any part of the Collateral.

      8. The Company hereby authorizes CIT to charge the Company's accounts with CIT with the amount of all payments due hereunder as such payments become due. The Company confirms that any charges which CIT may so make to the Company's account as herein provided will be made as an accommodation to the Company and solely at CIT's discretion.

SECTION 9.  POWERS

      The Company hereby constitutes CIT or any person or agent CIT may designate as its attorney-in-fact, at the Company's cost and expense, to exercise all of the following powers, which being coupled with an interest, shall be irrevocable until all of the Company's Obligations to CIT have been paid in full:

          (a) To receive, take, endorse, sign, assign and deliver, all in the name of CIT or the Company, any and all checks, notes, drafts, and other documents or instruments relating to the Collateral;

          (b) To receive, open and dispose of all mail addressed to the Company and to notify postal authorities to change the address for delivery thereof to such address as CIT may designate;

          (c) To request from customers indebted on Accounts at any time, in the name of CIT or the Company or that of CIT's assignee, information concerning the amounts owing on the Accounts;

          (d) To transmit to customers indebted on Accounts notice of CIT's interest therein and to notify customers indebted on Accounts to make payment directly to CIT for the Company's account; and

          (e) To take or bring, in the name of CIT or the Company, all steps, actions, suits or proceedings deemed by CIT necessary or desirable to enforce or effect collection of the Accounts.

      Notwithstanding anything hereinabove contained to the contrary, the powers set forth in (b), (d) and (e) above may only be exercised after the occurrence of an Event of Default and until such time as such Event of Default is waived.

SECTION 10.  EVENTS OF DEFAULT AND REMEDIES

      1. Notwithstanding anything hereinabove to the contrary, CIT may terminate this Agreement immediately upon the occurrence of any of the following (subject to any applicable notice and/or cure periods) (herein "Events of Default"):

            a) cessation of the business of the Company or the calling of a meeting of the creditors of the Company for purposes of compromising the debts and obligations of the Company;

            b) the failure of the Company to generally meet debts as they mature;

            c) the commencement by or against the Company of any bankruptcy, insolvency, arrangement, reorganization, receivership or similar proceedings under any federal or state law;

            d) breach by the Company of any warranty, representation or covenant contained herein (other than those referred to in sub-paragraph e below) or in any other written agreement between the Company or CIT, provided that such Default by the Company of any of the warranties, representations or covenants referred in this clause d shall not be deemed to be an Event of Default unless and until such Default shall remain unremedied to CIT's satisfaction for a period of twenty (20) Business Days from the date of notice to the Company of such Default;

            e) breach by the Company of any warranty, representation or covenant of Section 3, Paragraphs 3 (other than the third sentence of paragraph 3) and 4; Section 6, Paragraphs 3 and 4 (other than the first sentence of paragraph 4); Section 7, Paragraphs 1,5,6, and 9 through 15; or

            f) failure of the Company to pay any of the Obligations within five (5) Business Days of the due date thereof, provided that nothing contained herein shall prohibit CIT from charging such amounts to the Company's account on the due date thereof (which charge shall cure such Default if sufficient funds exist within the Line of Credit and the Availability); or

                  the occurrence of a default or an event of default under the Factoring Agreement.

      2.    At the option of CIT upon the occurrence of an Event of Default:
i) all Obligations shall become immediately due and payable; ii) CIT may charge the Company the Default Rate of Interest on all then outstanding or thereafter incurred Obligations in lieu of the interest provided for in paragraphs one and two of Section 8 of this Agreement provided a) CIT has given the Company written notice of the Event of Default, provided, however, that no notice is required if the Event of Default is the event listed in paragraph 1(c) of this Section 10 and b) the Company has failed to cure the Event of Default within ten (10) Business Days after x) CIT deposited such notice in the United States mail or y) the occurrence of the Event of Default listed in paragraph 1(c) of this Section 10; and iii) CIT may immediately terminate this Agreement upon notice to the Company, provided, however, that no notice of termination is required if the Event of Default is the event listed in paragraph 1(c) of this Section 10. The exercise of any option is not exclusive of any other option which may be exercised at any time by CIT.

      3. Immediately upon the occurrence of any Event of Default, CIT may, to the extent permitted by law: (a) remove from any premises where same may be located any and all documents, instruments, files and records, and any receptacles or cabinets containing same, relating to the Accounts, or CIT may use, at the Company's expense, such of the Company's personnel, supplies or space at the Company's places of business or otherwise, as may be necessary to properly administer and control the Accounts or the handling of collections and realizations thereon; (b) bring suit, in the name of the Company or CIT, and generally shall have all other rights respecting said Accounts, including without limitation the right to: accelerate or extend the time of payment, settle, compromise, release in whole or in part any amounts owing on any Accounts and issue credits in the name of the Company or CIT; (c) sell, assign and deliver the Collateral and any returned, reclaimed or repossessed merchandise, with or without advertisement, at public or private sale, for cash, on credit or otherwise, at CIT's sole option and discretion, and CIT may bid or become a purchaser at any such sale, free from any right of redemption, which right is hereby expressly waived by the Company; (d) foreclose the security interests created herein by any available judicial procedure, or to take possession of any or all of the Inventory without judicial process, and to enter any premises where any Inventory may be located for the purpose of taking possession of or removing the same and (e) exercise any other rights and remedies provided in law, in equity, by contract or otherwise. CIT shall have the right, without notice or advertisement, to sell, lease, or otherwise dispose of all or any part of the Collateral whether in its then condition or after further preparation or

                                       22
processing, in the name of the Company or CIT, or in the name of such other party as CIT may designate, either at public or private sale or at any broker's board, in lots or in bulk, for cash or for credit, with or without warranties or representations, and upon such other terms and conditions as CIT in its sole discretion may deem advisable, and CIT shall have the right to purchase at any such sale. If any Inventory shall require rebuilding, repairing, maintenance or preparation, CIT shall have the right, at its option, to do such of the aforesaid as is necessary, for the purpose of putting the Inventory in such saleable form as CIT shall deem appropriate. The Company agrees, at the request of CIT, to assemble the Inventory and to make it available to CIT at premises of the Company or elsewhere and to make available to CIT the premises and facilities of the Company for the purpose of CIT's taking possession of, removing or putting the Inventory in saleable form. However, if notice of intended disposition of any Collateral is required by law, it is agreed that ten
(10) Business Days notice shall constitute reasonable notification and full compliance with the law. The net cash proceeds resulting from CIT's exercise of any of the foregoing rights, (after deducting all charges, costs and expenses, including reasonable attorneys' fees) shall be applied by CIT to the payment of the Company's Obligations, whether due or to become due, in such order as CIT may elect, and the Company shall remain liable to CIT for any deficiencies, and CIT in turn agrees to remit to the Company or its successors or assigns, any surplus resulting therefrom. The enumeration of the foregoing rights is not intended to be exhaustive and the exercise of any right shall not preclude the exercise of any other rights, all of which shall be cumulative.

SECTION 11. TERMINATION

      Except as otherwise permitted herein, CIT may terminate this Agreement and the Line of Credit only as of any Anniversary Date and then only by giving the Company at least sixty (60) days prior written notice of termination. Notwithstanding the foregoing CIT may terminate the Agreement immediately upon the occurrence of an Event of Default, provided, however, that if the Event of Default is an event listed in paragraph 1(c) of Section 10 of this Agreement, CIT may regard the Agreement as terminated and notice to that effect is not required. This Agreement, unless terminated as herein provided, shall automatically continue from Anniversary Date to Anniversary Date. The Company may terminate this Agreement and the Line of Credit at any time upon at least sixty (60) days' prior written notice to CIT, provided, however, that if such termination is on a date other than the third (3rd) Anniversary Date or any subsequent Anniversary Date that the Company pays to CIT immediately on demand, the Prepayment Premium. All Obligations shall become due and payable as of any termination hereunder or under Section 10 hereof and, pending a final accounting, CIT may withhold any balances in the Company's account (unless supplied with an indemnity satisfactory to CIT) to cover all of the Company's Obligations, whether absolute or contingent. All of CIT's rights, liens and security interests shall continue after any termination until all Obligations have been paid and satisfied in full.

SECTION 12.  MISCELLANEOUS

      1. The Company hereby waives diligence, demand, presentment and protest and any notices thereof as well as notice of nonpayment. No delay or omission of

CIT or the Company to exercise any right or remedy hereunder, whether before or after the happening of any Event of Default, shall impair any such right or shall operate as a waiver thereof or as a waiver of any such Event of Default. No single or partial exercise by CIT of any right or remedy precludes any other or further exercise thereof, or precludes any other right or remedy.

      2. Except for the Factoring Agreement, dated June 2, 1990 between the Company and CIT, as such Factoring Agreement is amended from time-to-time, this Agreement and the documents executed and delivered in connection therewith constitute the entire agreement between the Company and CIT; supersede any prior agreements; can be changed only by a writing signed by both the Company and CIT; and shall bind and benefit the Company and CIT and their respective successors and assigns.

      3. In no event shall the Company, upon demand by CIT for payment of any indebtedness relating hereto, by acceleration of the maturity thereof, or otherwise, be obligated to pay interest and fees in excess of the amount permitted by law. Regardless of any provision herein or in any agreement made in connection herewith, CIT shall never be entitled to receive, charge or apply, as interest on any indebtedness relating hereto, any amount in excess of the maximum amount of interest permissible under applicable law. If CIT ever receives, collects or applies any such excess, it shall be deemed a partial repayment of principal and treated as such; and if principal is paid in full, any remaining excess shall be refunded to the Company. This paragraph shall control every other provision hereof and of any other agreement made in connection herewith.

      4. If any provision hereof or of any other agreement made in connection herewith is held to be illegal or unenforceable, such provision shall be fully severable, and the remaining provisions of the applicable agreement shall remain in full force and effect and shall not be affected by such provision's severance. Furthermore, in lieu of any such provision, there shall be added automatically as a part of the applicable agreement a legal and enforceable provision as similar in terms to the severed provision as may be possible.

      5. THE COMPANY AND CIT EACH HEREBY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING ARISING OUT OF THIS AGREEMENT. THE COMPANY HEREBY IRREVOCABLY WAIVES PERSONAL SERVICE OF PROCESS AND CONSENTS TO SERVICE OF PROCESS BY CERTIFIED OR REGISTERED MAIL, RETURN RECEIPT REQUESTED.

      6. Except as otherwise herein provided, any notice or other communication required hereunder shall be in writing, and shall be deemed to have been validly served, given or delivered when hand delivered or sent by facsimile, or three Business Days after deposit in the United State mails, with proper first class postage prepaid and addressed to the party to be notified as follows:



                                       24

          (A) if to CIT, at:

              The CIT Group/Commercial Services, Inc.
              300 South Grand Avenue,   Second Floor
              Los Angeles, CA 90071
              Attention:   Jim Ezemoli, Vice President

          (B) if to the Company at:

              Mossimo, Inc.
              9 Pasteur
              Irvine,   CA   92618
              Attention: Chief Financial Officer

or to such other address as any party may designate for itself by like notice.

      7. THE VALIDITY, INTERPRETATION AND ENFORCEMENT OF THIS AGREEMENT SHALL BE GOVERNED BY THE LAWS OF THE STATE OF CALIFORNIA.


      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed, agreed to, accepted and delivered in California, by their proper and duly authorized officers as of the date set forth above.



      THE CIT GROUP/COMMERCIAL SERVICES, INC.


            By:      /s/ James E. Ezemoli
                     ----------------------------

            Title:       Vice President
                     ----------------------------



            MOSSIMO, INC.


            By:      /s/ John D. Bower
                     ----------------------------

            Title:       Vice President - Finance
                     ----------------------------

                                   EXHIBIT 11

                          MOSSIMO, INC. AND SUBSIDIARY
                       COMPUTATION OF NET INCOME PER SHARE
                      (in thousands, except per share data)

                                                  For The Three Months
                                                     Ended June 30,
                                                    1997       1996
                                                    ----       ----
Weighted average shares outstanding
  during the period                               15,000      15,000

Dilutive effect of stock options                    --           202

Equivalent shares issuable for the
  outstanding S distribution note                     20           8
                                                 -------     -------
                                                  15,020      15,210

Net income for primary earnings per share        $    45     $ 3,966
                                                 =======     =======

Net income per share                             $   .00     $   .26
                                                 =======     =======


                                                   For The Six Months
                                                     Ended June 30,
                                                    1997       1996 (2)
                                                    ----       ----
Weighted average shares outstanding
  during the period                               15,000

Dilutive effect of stock options (1)                --

Equivalent shares issuable for the
  outstanding S distribution note (1)               --
                                                 -------
                                                  15,000
                                                 =======
Net loss for primary loss per share             ($   453)
                                                 =======
Net loss per share                              ($   .03)
                                                 =======

(1) For the six months ended June 30, 1997, no amounts have been provided as the effect would be anti-dilutive.

(2) Historical net income for primary earnings per share is not presented for the six months ended June 30, 1996 because it is not indicative of the results of the ongoing entity. Prior to February 27, 1996, Mossimo, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code.