Form 10-Q
period 1997-09-30
MOSSIMO INC
filed 1997-11-14
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the Quarterly Period Ended September 30, 1997

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

                                   (714) 789-0200
                             --------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  ..X..               No  .....

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Common Stock, par value                   15,000,000
           $.001 per share           (Outstanding on November 11, 1997)
               (Class)

                              Exhibit Index on Page 19

                                    MOSSIMO, INC.

                                 INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of September 30, 1997
  and December 31, 1996 (unaudited) ...................................    3

Consolidated Statements of Operations for the three-month and
  nine-month periods ended September 30, 1997 and 1996 (unaudited) ....    4

Consolidated Statements of Cash Flows for the nine-month periods
  ended September 30, 1997 and 1996 (unaudited) .......................    5

Notes to Consolidated Financial Statements ............................    7


ITEM 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations .......................    9


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings ............................................   17

ITEM 6 - Exhibits and Reports on Form 8-K .............................   17


SIGNATURES ............................................................   18


EXHIBIT INDEX .........................................................   19


EXHIBITS ..............................................................   20

                             MOSSIMO, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)
                                      (unaudited)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       1997            1996
                                                       ----            ----
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $   397         $ 7,007
  Accounts receivable, net                             3,944           2,831
  Due from factor                                      7,752          13,561
  Refundable taxes                                     3,739           1,346
  Inventories                                         20,094          17,415
  Prepaid expenses and other current assets            1,245             869
  Deferred income taxes                                1,359           1,455
                                                     -------         -------
    Total current assets                              38,530          44,484

PROPERTY AND EQUIPMENT, net                            9,592           4,859
OTHER ASSETS                                           1,253           1,411
                                                     -------         -------
                                                     $49,375         $50,754
                                                     =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                     $ 5,580         $  --
  Accounts payable                                     4,650           6,701
  Accrued liabilities                                  1,821           1,118
  Current portion of long-term debt                       40              86
  S distribution note                                    356             427
                                                     -------         -------
    Total current liabilities                         12,447           8,332

DEFERRED ROYALTY INCOME                                  935           1,100
DEFERRED RENT                                             78             106
LONG-TERM DEBT, net of current portion                    42              85

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized
    shares 3,000,000, no shares issued or outstanding   --              --
  Common stock, par value $.001; authorized shares,
    30,000,000, issued and outstanding shares,
    15,000,000                                            15              15
  Additional paid-in capital                          31,386          31,386
  Retained earnings                                    4,472           9,730
                                                     -------         -------
    Total stockholders' equity                        35,873          41,131
                                                     -------         -------
                                                     $49,375         $50,754
                                                     =======         =======

             See accompanying notes to consolidated financial statements.

                            MOSSIMO, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                    (unaudited)


                                     For The Three Months    For The Nine Months
                                     Ended September 30,     Ended September 30,
                                       1997        1996        1997        1996
                                       ----        ----        ----        ----
NET SALES                           $ 17,113    $ 31,913    $ 59,680    $ 81,915
COST OF SALES                         17,026      21,792      45,655      50,168
                                    --------    --------    --------    --------

GROSS PROFIT                              87      10,121      14,025      31,747
ROYALTY INCOME                           625         843       3,233       3,036
                                    --------    --------    --------    --------

                                         712      10,964      17,258      34,783

OPERATING EXPENSES:
  General and administrative           3,005       2,897       9,279       6,516
  Selling                              2,751       2,444       8,086       6,737
  Marketing                            1,607       1,360       5,393       3,065
  Design                               1,087         504       3,003       1,389
                                    --------    --------    --------    --------
                                       8,450       7,205      25,761      17,707
                                    --------    --------    --------    --------

OPERATING INCOME (LOSS)               (7,738)      3,759      (8,503)     17,076

OTHER INCOME (EXPENSE):
  Other                                 (185)          6        (199)         53
  Interest, net                          (85)        130         (61)        131
                                    --------    --------    --------    --------
                                        (270)        136        (260)        184
                                    --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES     (8,008)      3,895      (8,763)     17,260

PROVISION (BENEFIT) FOR
  INCOME TAXES                        (3,203)      1,597      (3,505)      5,178
                                    --------    --------    --------    --------

NET INCOME (LOSS)                   $ (4,805)   $  2,298    $ (5,258)   $ 12,082
                                    ========    ========    ========    ========
NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE           $   (.32)   $    .15    ($   .35)
                                    ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                         15,000      15,208      15,000
                                    ========    ========    ========


             See accompanying notes to consolidated financial statements.

                             MOSSIMO, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                      (unaudited)
                                                            For The Nine Months
                                                            Ended September 30,
                                                              1997        1996
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $ (5,258)   $ 12,082
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation and amortization                             1,211         399
    Loss on disposition of property and equipment                87           2
    Deferred rent                                               (22)         22
    Provision for doubtful receivables                          130         260
    Deferred income taxes                                        96        --
  Changes in:
    Accounts receivable, net                                 (1,243)     (6,219)
    Due from factor                                           5,809      (8,402)
    Inventories                                              (2,679)     (4,371)
    Prepaid expenses and other current assets                  (376)         99
    Other assets                                                 (7)     (1,265)
    Accounts payable                                         (2,051)      3,204
    Accrued liabilities                                         626        (255)
    Refundable taxes                                         (2,393)       (352)
    Deferred royalty income                                    --         1,100
                                                           --------    --------
    Net cash used in operating activities                    (6,070)     (3,696)
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITY -
  Payments for acquisition of property and equipment         (6,031)     (2,614)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                         5,580        --
  Repayment of long-term debt                                   (89)        (79)
  Net change in factor advances                                --        (3,917)
  Dividends paid                                               --       (17,208)
  Net proceeds from issuance of common stock                   --        32,140
                                                           --------    --------
    Net cash provided by financing activities                 5,491      10,936
                                                           --------    --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (6,610)      4,626

CASH AND CASH EQUIVALENTS, beginning of period                7,007         481
                                                           --------    --------
CASH AND CASH EQUIVALENTS, end of period                   $    397    $  5,107
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for:
    Interest                                               $    138    $    146
                                                           ========    ========
    Income taxes                                           $    142    $  5,482
                                                           ========    ========

SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Contractual obligations incurred for
    the acquisition of equipment                           $   --      $    120
                                                           ========    ========
  S distribution note payable to stockholder               $   --      $    150
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

      In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of September 30, 1997 and December 31, 1996, and the consolidated statements of operations and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending
December 31, 1997.

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

3.    COMMITMENTS AND CONTINGENCIES

      On January 24, 1997 and April 7, 1997, shareholder class action complaints were filed in the Superior Court for Orange County, California alleging violations of the California Corporations Code and other California state law claims against the Company and certain of its officers and directors with respect to statements made in connection with its initial public offering, subsequent Securities and Exchange Commission filings, analysts reports and other public announcements. The suits are purportedly brought on behalf of all persons who purchased the Company's Common Stock during the period from February 23, 1996, the date of its initial public offering, through January 14, 1997 by named plaintiffs, Chaile Steinberg and Igor Glaudnikov, Cara Debra Marks and Lois Burke, respectively. On September 23, 1997, a shareholder class action complaint was filed in federal court in Santa Ana. One of the named plaintiffs in this federal action is a plaintiff in the pending state court actions. The class period and precipitating events are the same as in the state court actions. The federal action asserts claims under Section 11 of the 1933 Securities Act and Section 10 of the 1934 Securities Exchange Act. The judge in the federal action has stayed the matter pending resolution of the state court actions. All such actions seek compensatory damages of unspecified amounts and other relief. Although the outcome of these actions cannot be predicted with certainty, management believes that the Company has meritorious defenses to the claims alleged and intends to vigorously defend against these actions.

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

RESULTS OF OPERATIONS

      The following table sets forth operating results (as a percentage of net sales) for the periods indicated. Pro forma provisions reflect adjustments to historical operating results for the nine months ended September 30, 1996 for Federal and State income taxes as if the Company had been taxed as a C corporation rather than an S corporation for the entire period.

                                           Three-Month Period                           Nine-Month Period
                                           Ended September 30,                         Ended September 30,
                                             (in thousands)                              (in thousands)
                                      1997                  1996                  1997                  1996
                                -----------------     ----------------      -----------------     ----------------
Net Sales                       $ 17,113    100.0%    $ 31,913   100.0%     $ 59,680    100.0%    $ 81,915   100.0%
Cost of Sales                     17,026     99.5       21,792    68.3        45,655     76.5       50,168    61.2
                                --------    -----     --------   -----      --------    -----     --------   -----

Gross Profit                          87       .5       10,121    31.7        14,025     23.5       31,747    38.8
Royalty Income                       625      3.7          843     2.6         3,233      5.4        3,036     3.7

Operating Expenses:
  General and administrative       3,005     17.6        2,897     9.1         9,279     15.5        6,516     8.0
  Selling                          2,751     16.1        2,444     7.7         8,086     13.6        6,737     8.2
  Marketing                        1,607      9.4        1,360     4.3         5,393      9.0        3,065     3.7
  Design                           1,087      6.4          504     1.6         3,003      5.0        1,389     1.7
                                --------    -----     --------   -----      --------    -----     --------   -----

                                   8,450     49.4        7,205    22.6        25,761     43.2       17,707    21.6
                                --------    -----     --------   -----      --------    -----     --------   -----

Operating Income (Loss)           (7,738)   (45.2)       3,759    11.8        (8,503)   (14.2)      17,076    20.9

Other Income (Expense)              (270)    (1.6)         136      .4          (260)     (.4)         184      .2
                                --------    -----     --------   -----      --------    -----     --------   -----

Income (Loss) Before
  Income Taxes                    (8,008)   (46.8)       3,895    12.2        (8,763)   (14.7)      17,260    21.1

Pro Forma Provision (Benefit)
  for Income Taxes                (3,203)   (18.7)       1,597     5.0        (3,505)    (5.9)       7,077     8.7
                                --------    -----     --------   -----      --------    -----     --------   -----

Pro Forma Net Income (Loss)     $ (4,805)   (28.1)%   $  2,298     7.2%     $ (5,258)    (8.8)%   $ 10,183    12.4%
                                ========    =====     ========   =====      ========    =====     ========   =====


GENERAL

      Primarily as a result of softness in its men's activewear and sportswear business and higher expense levels, the Company reported a net loss of approximately $4.8 million for the three months ended September 30, 1997. The Company anticipates continued softness in its men's activewear and sportswear business throughout the remainder of 1997 and into 1998. In Spring 1998, the Company will launch its new Moss line of value-priced activewear. The Moss line is being developed by a segment of the Company's design team chartered with the task of addressing the needs of Mossimo's specialty account base and improving activewear product offerings.

      Notwithstanding the development of the Moss line, the Company continues to believe that its greatest future growth opportunity lies within the status sportswear section of the department store and continues to transition its business in that direction. This transition from a predominantly activewear-based resource to a supplier of finer men's and women's sportswear has been a complex process that is taking longer than the Company originally anticipated. Recent softness in men's activewear and sportswear sales has overshadowed the addition of women's sportswear sales, a trend that the Company anticipates will continue in the near term. As a result, the Company currently believes it will experience a revenue decline in the fourth quarter of 1997 compared to 1996 as it works to reinvigorate men's activewear sales while continuing to further establish itself as a finer sportswear label.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      Net sales decreased to $17.1 million in the third quarter of 1997 from $31.9 million in the third quarter of 1996. The decrease in net sales was driven by a decline in sales of men's activewear of 65.9%, men's sportswear of 47.0% and women's sportswear of 40.0%. Net sales of men's activewear represented approximately 17.1% of the Company's net sales for the third quarter of 1997. The decline in net sales of men's activewear from $8.8 million in 1996 to $3.0 million in 1997 was primarily the result of continuing softness in sales of screenprinted tee-shirts and a decline in sales of fleece sweatshirts to activewear accounts. Men's sportswear represented approximately 41.0% of the Company's net sales for the third quarter of 1997. Net sales of men's sportswear declined from $13.2 million in 1996 to $7.0 million in 1997, primarily as a result of a decrease in sales of knit tops, woven shirts and denim products. The decrease in sales reflected the overstock of prior season merchandise by department store customers, resulting in such customers reducing their purchases for the Fall season in the third quarter. Net sales of the women's sportswear line, which represented approximately 30.8% of the Company's net sales for the three months ended September 30, 1997, decreased to $5.3 million in 1997 from $8.8 million in 1996. Women's sportswear sales also declined primarily due to the reluctance of department store buyers to increase purchases after disappointing sell-throughs and carryover of prior season merchandise. Net sales of the Company's eyewear increased approximately 36.6%, to $974,000 in 1997 from $713,000 in the comparable period in 1996.

      Gross profit decreased to $87,000 in 1997 from $10.1 million in 1996. Gross profit as a percentage of net sales decreased to 0.5% in 1997, from 31.7% in 1996. The decrease resulted primarily from the aforementioned decrease in sales of higher margined men's activewear and an increase in off-price sales of certain out-of-season merchandise. Also contributing to the decrease was the reduction of the carrying cost by $3.1 million of certain inventory styles to net realizable value. The net realizable value adjustment was necessitated by recent price resistance within the off-price channel to absorb the Company's out-of-season merchandise at its carrying cost. The reduction also resulted to a lesser extent from a physical inventory shortage of $1.2 million; higher fixed overhead costs for production and warehousing; and the resolution of certain vendor disputes for $800,000.

      Royalty income decreased 25.9%, to $625,000 in 1997 from $843,000 in 1996, primarily due to decreased sales by the Company's women's swimwear and bodywear licensee, accessories licensee and Canadian and Australian licensees, and increased licensing expenses. Sales of the Company's two primary domestic licensees (swimwear and accessories) have been impacted by the decrease in sales of the Company's products at retail.

      Operating expenses increased in all categories to $8.4 million in 1997 from $7.2 million in 1996. General and administrative expense increased to $3.0 million in 1997 compared to $2.9 million in 1996, primarily as a result of salary costs reflecting increased staffing over the comparable period a year earlier and higher costs related to the Company's new headquarters and distribution center. Selling expense increased to $2.8 million in 1997 from $2.4 million in 1996, primarily as a result of the accrual of costs associated with certain promotional programs with the Company's retail customers and increases in staffing levels over the comparable period a year ago, offset by decreases in commission expense. Marketing expense increased to $1.6 million in 1997 from $1.4 million in 1996, primarily due to increased advertising expenses and increased depreciation expense related to the Company's expanded number of in-store shops. Design expense increased to $1.1 million in 1997 compared to $504,000 in 1996, primarily as a result of increases in staffing levels necessary to support the development and expansion of the Company's product offerings and the early receipt of certain samples relating to future selling seasons.

      Net interest expense was $85,000 in 1997 compared to net interest income of $130,000 in 1996. The increase in net interest expense related to the Company's utilization of its line of credit facility for working capital purposes during the third quarter of 1997.

      The Company recorded a tax benefit of $3.2 million in 1997 as a result of its third quarter loss compared with a tax provision of $1.6 million in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      Net sales decreased to $59.7 million in 1997 from $81.9 million in 1996. The decrease in net sales was driven by a decline in sales of men's activewear of 55.0% and men's sportswear of 31.6%, offset by an increase in sales of women's sportswear of 44.3% (women's sportswear line was formally launched in the third quarter of 1996). Net sales of men's activewear in 1997 represented approximately 26.2% of the Company's net sales for the nine months ended September 30, 1997. The decline in net sales from $34.7 million in 1996 to $15.6 million in 1997 was primarily the result of continuing softness in sales of screenprinted tee-shirts and a decline in sales of fleece sweatshirts to activewear accounts. Men's sportswear represented approximately 37.4% of the Company's net sales for the nine months ended September 30, 1997. Net sales of men's sportswear declined from $32.6 million in 1996 to $22.3 million in 1997, primarily as a result of a decrease in sales of knit tops, woven shirts and denim products. The decrease in sales reflected the overstock of prior season merchandise by department store customers resulting in such customers reducing their purchases. Net sales of the women's sportswear line, which represented approximately 27.8% of the Company's net sales for the nine months ended September 30, 1997, increased to $16.6 million in 1997 from $11.5 million in 1996. Women's sportswear sales also declined primarily due to the reluctance of department store buyers to increase purchases after disappointing sell-throughs and carryover of prior season merchandise. Net sales of the Company's eyewear increased approximately 17.4% to $2.7 million in 1997 from $2.3 million in the comparable period in 1996.

      Gross profit decreased to $14.0 million in 1997 from $31.7 million in 1996. Gross profit as a percentage of net sales decreased to 23.5% in 1997, from 38.8% in 1996. The decrease resulted primarily from the aforementioned decrease in sales of higher margined men's activewear and an increase in off-price sales of certain out-of-season merchandise. Also contributing to the decrease was the reduction of the carrying cost by $3.1 million of certain inventory styles to net realizable value. The net realizable value adjustment was necessitated by recent price resistance within the off-price channel to absorb the Company's out-of-season merchandise at its carrying cost. The reduction also resulted to a lesser extent from a physical inventory shortage of $1.2 million; higher fixed overhead costs for production and warehousing; and the resolution of certain vendor disputes for $800,000.

      Royalty income increased 6.7%, to $3.2 million in 1997 from $3.0 million in 1996, primarily due to increased sales by the Company's women's swimwear and bodywear licensee.

      Operating expenses increased in all categories to $25.8 million in 1997 from $17.7 million in 1996. General and administrative expense increased to $9.3 million in 1997 compared to $6.5 million in 1996, primarily as a result of severance costs associated with a 7% workforce reduction, the accrual of legal fees in connection with shareholder lawsuits and salary costs reflecting increased staffing over the comparable period a year earlier. Selling expense increased to $8.1 million in 1997 from $6.7 million in 1996, primarily as a result of the accrual of costs associated with certain promotional programs with the Company's retail customers and increases in staffing levels over the comparable period a year ago, offset by decreases in commission expense. Marketing expense increased to $5.4 million in 1997 from $3.1 million in 1996, primarily due to increased advertising expenses, the cost of the Company's first runway fashion show, and increased depreciation expense related to the Company's expanded number of in-store shops. Design expense increased to $3.0 million in 1997 compared to $1.4 million in 1996, primarily as a result of increases in staffing levels necessary to support the development and expansion of the Company's product offerings.

      Net interest expense was $61,000 in 1997 compared to net interest income of $131,000 in 1996. The decrease related to a lower average balance of cash and cash equivalents during 1997 compared to 1996 and utilization of the Company's line of credit facility during 1997.

      The Company recorded a tax benefit of $3.5 million in 1997 as a result of its pretax loss compared with a tax provision of $5.2 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventories and accounts receivable, and to purchase property and equipment. Net cash used in operating activities totaled approximately $6.1 million for the nine months ended September 30, 1997. At September 30, 1997, working capital was approximately $26.1 million as compared to approximately $36.2 million at December 31, 1996. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, including purchases of equipment and construction of in-store shops, and changes in accounts receivable and inventory levels.

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

      In July 1997, the Company entered into a $20.0 million revolving credit agreement to be used for general working capital purposes. All obligations under the credit agreement, which also includes a letter of credit facility, are collateralized by the Company's inventory and accounts receivable. The Company's borrowings under the agreement are limited to 50% of eligible inventory plus 85% of eligible receivables. At September 30, 1997, the Company had unused borrowing capacity of approximately $7 million. The credit agreement contains normal restrictive covenants with respect to the conduct of the Company's business and requires the maintenance of various financial levels and ratios. At September 30, 1997, the Company was in violation of two of its covenants; however, the Company obtained a waiver from its lender.

      The Company is currently evaluating its cash needs for the next 12 months and is considering initiatives to reduce operating expenses and restructure its marketing and sales efforts to reverse the declining sales trend. The Company will also seek to amend the financial covenants of its credit agreement in 1998. If the Company is successful in implementing its strategies, the Company believes that available cash, cash flow from operations and available borrowings will be sufficient to meet operating needs and capital expenditure requirements, including the construction of in-store shops, for the next 12 months.

      Cash flows used in investing activities totaled approximately $6.0 million for the nine months ended September 30, 1997 and were comprised of capital expenditures related primarily to the construction of in-store shops and tenant improvements and equipment for the Company's new leased headquarters/distribution facility in Irvine, California. The Company occupied the facility in June 1997. The Company currently estimates that its share of the cost to construct tenant improvements and equip such facility will be approximately $3.8 million, of which approximately $3.6 million was spent during the nine months ended September 30, 1997 and $200,000 anticipated over the balance of 1997.

      The Company began to evaluate its management information systems as part of the development of an information technology strategy during the first half of 1997. The likely result of this evaluation will be a systems conversion for the Company's core business processes; however, selection and implementation of a new core package have been delayed until late 1998 or 1999. The decision to delay reflects management's decision not to invest cash in significant capital expenditures at the current time. The ultimate cost of a systems conversion has not yet been determined.

      The Company is currently reviewing its management information systems for compliance with the Year 2000 issue and the associated cost. In general, the Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may not recognize the year 2000.

      A significant component of elevating brand identity and competing for attention on the department and specialty store floor is the Company's in-store shop program. The Company installed 22 new shops during the quarter ended September 30, 1997. The Company expects to install up to 22 shops over the balance of 1997.

SEASONALITY

      The Company's business is impacted by general seasonal trends that are characteristic of many companies in the apparel industry. However, due primarily to the significant growth that the Company has experienced during 1996 and the declining sales experienced in 1997, past quarterly sales and profit trends have not reflected normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

FORWARD LOOKING INFORMATION

      The matters discussed herein with respect to the effects of expected capital expenditures in connection with the Company's new headquarters and distribution facility, management information system and in-store shop program, the ongoing softness in its men's activewear and sportswear sales, the expectation of a revenue decline over the balance of 1997 and into 1998, its ability to amend its credit agreement, the sufficiency of the Company's current sources of liquidity to meet operating needs and capital expenditures for the next 12 months and the expected greater seasonal trends in the Company's sales in future periods are forward looking statements and are subject to uncertainties associated with such statements. Such uncertainties include the ability of the Company's contract manufacturers to produce sufficient quantities of products in a timely manner, changes in consumer demands and preferences which could adversely impact the Company's sales in general and its in-store program in particular, and the ability of the Company to place its products in desired sections of its department store customers. The Company's financial results are subject to other risks and uncertainties, including competition from other lines and uncertainties generally associated with new product introductions, such as the new Moss line of activewear, and apparel retailing. Such uncertainties are discussed in greater detail in the Company's prospectus dated February 22, 1996 filed with the SEC.

NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER
SHARE ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three and nine months ended September 30, 1997, the amount reported as net income (loss) per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS
No. 128.

                         PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS (See Footnote 5 to Financial Statements)

      The Company previously reported on two class action lawsuits brought in California state court (the "State Court Actions") in its Annual Report on Form 10-K for the year ended December 31, 1996 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

      On September 23, 1997, a shareholder class action complaint was filed in federal court in Santa Ana. The class period and precipitating events are the same as in the State Court Actions. One of the named plaintiffs in this federal action is also a plaintiff in one of the State Court Actions. The federal action asserts claims under Section 11 of the 1933 Securities Act and
      Section 10 of the 1934 Securities Exchange Act. The judge in the federal action stayed the federal action pending resolution of the State Court Actions.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are included herein:

            3.1   Articles of Incorporation of the Company*

            3.2   Bylaws of the Company*

            11    Computation of Net Income per Share

            27    Financial Data Schedule


      (b)   Reports on Form 8-K

            The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1997.


          * (Incorporated by reference from the Company's Registration Statement on Form S-1, File Number 33-80597)

                                  SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Mossimo, Inc.


           November 13, 1997        /s/ Mossimo Giannulli
                                    ------------------------------
                                    Mossimo Giannulli
                                    Chairman of the Board,
                                    Chief Executive Officer,
                                    President (authorized officer)


           November 13, 1997        /s/ John D. Bower
                                    ------------------------------
                                    John D. Bower
                                    Vice President - Finance
                                    (principal financial and accounting
                                    officer)

                              INDEX TO EXHIBITS

Exhibit
Number                         Description                               Page
--------------------------------------------------------------------------------
3.1          Articles of Incorporation of the Company*

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



            *  (Incorporated by reference from the Company's
               Registration Statement on Form S-1, File Number 33-80597)

                                  EXHIBIT 11

                         MOSSIMO, INC. AND SUBSIDIARY
                     COMPUTATION OF NET INCOME PER SHARE
                    (in thousands, except per share data)


                                                    For The Three Months
                                                     Ended September 30,
                                                    1997            1996
                                                    ----            ----
Weighted average shares outstanding
  during the period                                15,000           15,000

Dilutive effect of stock options (1)                 --                200

Equivalent shares issuable for the
  outstanding S distribution note (1)                --                  8
                                                 --------         --------
                                                   15,000           15,208

Net income (loss) for primary earnings
  per share                                      $ (4,805)        $  2,298
                                                 ========         ========

Net income (loss) per share                      $   (.32)        $    .15
                                                 ========         ========


                                                   For The Nine Months
                                                   Ended September 30,
                                                    1997           1996 (2)
                                                    ----           ----
Weighted average shares outstanding
  during the period                                15,000

Dilutive effect of stock options (1)                 --

Equivalent shares issuable for the
  outstanding S distribution note (1)                --
                                                 --------

                                                   15,000

Net loss for primary loss per share               $(5,258)
                                                 ========

Net loss per share                                  $(.35)
                                                 ========

(1) For the three months and nine months ended September 30, 1997, no amounts have been provided as the effect would be anti-dilutive.

(2) Historical net income for primary earnings per share is not presented for the nine months ended September 30, 1996 because it is not indicative of the results of the ongoing entity. Prior to February 27, 1996, Mossimo, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code.