Form 10-K
period 1997-12-31
MOSSIMO INC
filed 1998-04-15
CIK 1005181

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-14208
                            ------------------------

                                 MOSSIMO, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 33-0684524
   (State or other jurisdiction of               (I.R.S. Employer ID No.)
    incorporation or organization)

              9 PASTEUR
          IRVINE, CALIFORNIA                            92618-2215
   (Address of principal executive                      (Zip Code)
               offices)

                                 (714) 789-0200
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $.001 per share

    Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference and Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 1998 was approximately $25,768,000.

    The registrant had 15,008,592 shares of common stock, par value $.001 per share outstanding at March 31, 1998.

    Documents Incorporated by Reference (To the Extent Indicated Herein):
Portions of the Definitive Proxy Statement for the 1998 Annual Meeting (in Part
III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1--BUSINESS

GENERAL

    Mossimo, Inc. ("Mossimo" or the "Company") designs, sources and markets a lifestyle collection of designer men's and women's sportswear and activewear bearing Mossimo-Registered Trademark- trademarks that project the Company's image of a contemporary and youthful lifestyle. The Company's apparel offerings include men's and women's denim products, knit and woven shirts, men's tee-shirts, shorts, sweatshirts and outerwear. The Company also designs, sources and markets men's and women's eyewear, and licenses its trademarks for use in collections of women's swimwear and bodywear, men's tailored clothing, men's neckwear, and men's and women's accessories. Mossimo products are characterized by quality workmanship and are targeted towards the culturally conscious, youthful-minded consumer generally age 35 or under.

    One of the Company's primary sales strategies is to increase sales to existing accounts by expanding its in-store shop program whereby participating retailers set aside exclusive floor space, highlighted by signature Mossimo fixtures, to sell the Company's products. This program is designed to enable retailers to create an environment consistent with the Mossimo image and to display, stock and sell greater volumes of the Company's products. The Company believes that these in-store shops will help build retailer commitment and consumer recognition of the Mossimo brand name. As of December 31, 1997, the Company had 155 in-store shops as compared with 100 at the end of 1996. The Company plans to continue the expansion of its in-store shop concept in 1998, although the rate of such expansion is dependent, in part, on consumers' acceptance of the Company's products.

    Mossimo is a Delaware corporation formed in November 1995 to succeed to the assets and liabilities of Mossimo, Inc., a California corporation, which was organized in 1988 to continue the business founded by Mossimo Giannulli in 1987 as a sole proprietorship.

    References herein to the "Company" and "Mossimo" refer to Mossimo, Inc. and, unless the context otherwise indicates, its subsidiaries and predecessors.

PRODUCT DESIGN

    The cornerstone of the Company's business is its ability to design products which embody the Mossimo image of a contemporary and youthful lifestyle. The Company's designs are inspired by subtle changes in culture and society including such areas as music, television, cinema, architecture and other forms of artistic expression, and appeal to the youthful-minded consumer. Mossimo Giannulli, the Company's founder, Visionary and principal designer, provides leadership and direction for all aspects of the design process and oversees a design staff of five people. The design staff reflects the Company's culturally conscious, youthful-minded target consumer as they consistently monitor changes in fashion, style, culture and society. Mr. Giannulli's active participation in, and oversight of, the design process for all Mossimo products is intended to ensure consistency of the quality and style of such products and their adherence to the Company's distinctive image.

PRODUCTS

    The Company's products include men's and women's sportswear, including knit and woven tops and denim and related products, men's activewear, such as tee-shirts and shorts, and men's and women's eyewear. The Company also licenses Mossimo trademarks to third-party licensees who manufacture and distribute women's swimwear and bodywear, men's tailored clothing, men's neckwear and men's and women's apparel-related accessories utilizing designs approved by the Company. The following table sets forth the components of the Company's net sales by product for the periods indicated:

                                                                          YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------------
                                                           1997                     1996                      1995
                                                 ------------------------  -----------------------  ------------------------
                                                  NET SALES        %       NET SALES        %        NET SALES        %
                                                 -----------  -----------  ----------  -----------  -----------  -----------
                                                                          (NET SALES IN THOUSANDS)
Men's Apparel:
  Sportswear...................................   $  27,370        38.6%   $   41,678       38.4%    $  24,427        33.9%
  Activewear...................................      19,541        27.5        42,335       39.0        43,288        60.2
Women's Sportswear.............................      20,511        28.9        19,874       18.3           731         1.0
Eyewear........................................       2,883         4.1         2,842        2.6         2,295         3.2
Other (1)......................................         631         0.9         1,945        1.7         1,220         1.7
                                                 -----------      -----    ----------      -----    -----------      -----
Total..........................................   $  70,936       100.0%   $  108,674      100.0%    $  71,961       100.0%
                                                 -----------      -----    ----------      -----    -----------      -----
                                                 -----------      -----    ----------      -----    -----------      -----

------------------------

(1) Other is comprised primarily of sales of the Company's Time collection of watches (which was discontinued in 1997), sales of fabric, trim, merchandising supplies and fixtures to certain of the Company's licensees, less unallocated discounts and allowances.

    APPAREL

    MEN'S SPORTSWEAR. Mossimo's men's sportswear encompasses a variety of products including: knit and woven tops, including polo shirts and collared, button shirts; denim and related products, such as jeans, shirts and jackets; and outerwear, including sweaters and jackets. Mossimo's contemporary designer men's sportswear products compete with other designer men's sportswear lines such as Tommy Hilfiger, Calvin Klein, Polo/Ralph Lauren, Nautica, Liz Claiborne, Perry Ellis and Guess?. The Company's sportswear products generally retail for between $18 to $228, which is generally lower than such competitors' products. While the Company's sportswear line includes basic styles of jeans and other products that recur with only minor variation from season to season and year to year, most of the Company's sportswear products, while having certain consistent design elements, offer a variety of silhouettes, fabrics, colors and patterns and are seasonal in nature. The Company also offers generally higher priced products such as leather jackets and certain sweaters and trousers, which are more seasonal and fashion-oriented. Although these products are an important component of the Mossimo designer label, they historically constitute less than one percent of net sales. The Company expects that such products will continue to represent a relatively small percentage of its overall net sales.

    MEN'S ACTIVEWEAR. Mossimo's activewear products are targeted toward younger designer-oriented consumers. The Company offers both screenprinted and embroidered tee-shirts and sweatshirts, in a variety of styles and colors, prominently displaying the Company's name. In addition, the Company's volley and walk shorts are offered in a variety of styles, fabrics and colors and are designed for athletic use or casual wear. During the fourth quarter of 1997, the Company introduced its Moss line of value-priced activewear. The Company believes that its activewear products are characterized by the quality of fabrics and construction and are distinguished from other activewear lines by the Mossimo name. Beginning in 1996, the Company began focusing its efforts more towards the sportswear market, as it believes that its long-term future growth and diversity will be in sportswear. The Company's activewear products compete with other activewear designers such as Quiksilver, Billabong, Rusty and Redsand and are generally priced between $18 and $48.

    WOMEN'S SPORTSWEAR. The Company formally launched its designer young women's sportswear line in July 1996. The women's sportswear line is being distributed primarily to the Company's better department store and specialty store accounts, including the Company's in-store shops, and must compete with other designer young women's sportswear lines such as Calvin Klein, Polo/Ralph Lauren, Guess? and Esprit. The line consists of denim products, including tops, pants and jackets, knit tops, dresses, shorts and outerwear, such as sweaters and leather jackets, and is characterized by distinctive fabrics and contemporary styling. The women's sportswear products generally retail for between $18 and $198 and are targeted toward young women between the ages of 13 and 25.

    EYEWEAR

    The Company's eyewear line features three primary categories of high quality men's and women's eyeglasses manufactured to Mossimo's design specifications. The eyewear features either glass or polycarbonate lenses and highly stylized frames which are sold primarily in better department stores and optical specialty stores. The eyewear collections include:

    MOSSIMO OPTICS--Mossimo's original contemporary eyewear featuring glass lenses and highly stylized Italian frames at retail price points ranging from $138 to $200.

    MOSS--A sunwear collection developed to appeal to younger Mossimo customers featuring polycarbonate lenses and a combination of nylon, nickel and monel frames. The Moss collection has retail price points ranging from $75 to $100.

    MOSSIMO GIANNULLI--A signature collection developed exclusively for high-end optical retailers and specialty department stores. The signature collection has retail price points upwards of $300.

    LICENSED PRODUCTS

    WOMEN'S SWIMWEAR AND BODYWEAR. The Mossimo line of women's swimwear and bodywear is manufactured and distributed in the United States through a license agreement with Lunada Bay which utilizes designs approved by the Company bearing Mossimo trademarks. The swimwear products include both one-piece and two-piece swimsuits which are fashion-oriented and targeted towards young, body conscious women. The Mossimo swimwear line has been featured in several magazines, including the SPORTS ILLUSTRATED swimsuit issue. The women's bodywear line is a collection of fashionable aerobic activewear which prominently bears the Mossimo trademarks and is designed using materials such as lycra that stretch and compensate for body movements during strenuous exercise.

    ACCESSORIES. Accessories bearing the Company's trademarks, are manufactured and distributed in the United States through a license agreement with Aquarius which utilizes designs approved by the Company bearing Mossimo trademarks. Such accessories are consistent with Mossimo's contemporary and youthful image and are intended to complement the Company's other lines through related styles, colors or fabrics.

    NECKWEAR. The Mossimo line of neckwear is manufactured and distributed through a license agreement with Superba, which produces a collection of men's better ties and neckwear under the Mossimo label.

    MEN'S TAILORED CLOTHING. In 1997, the Company increased its men's apparel line to include tailored suits and dress shirts. In July 1997, the Company signed a license agreement with GFT Apparel Corporation to produce these products under the Mossimo and Mossimo Giannulli brand names. This collection is planned to be available at retail for the Fall 1998 season.

    MEN'S HOSIERY. In 1997, the Company signed a license agreement with Mountain High Hosiery Ltd. to produce a hosiery product line which will include a variety of socks and hosiery to accommodate each of Mossimo's men's divisions. This collection is planned to be available at retail for the Holiday 1998 season.

    FRAGRANCES. In 1997, the Company signed a license agreement with Giorgio Beverly Hills, Inc. ("Giorgio") to create and produce a line of fine fragrance products under the Mossimo brand name. The agreement provided for a "trial period" in which the parties could evaluate the product and determine whether to continue the relationship. In March 1998, the license agreement was terminated by Giorgio. The Company currently intends to pursue other licensing opportunities to produce fine fragrance products.

SOURCING AND MANUFACTURING

    The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products through independently owned contractors with manufacturing facilities primarily in the United States, China, India, Korea and Peru. The Company believes that outsourcing the substantial majority of its production allows it to enhance production flexibility and capacity while substantially reducing capital expenditures and avoiding the costs of managing a large production work force. In addition, outsourcing provides the Company with expertise in fabric selection and manufacturing processes.

    Mossimo contracts for the manufacture and sewing of its products with approximately 17 domestic factories and mills and 48 overseas factories and mills. During 1997, approximately 40% of the Company's products were manufactured offshore. The balance of the Company's finished goods were manufactured by domestic suppliers. The Company anticipates that the importation of its products will increase primarily due to its increased focus on sportswear sales.

    Other than a screenprinting facility operated by Giannico, Inc. ("Giannico"), a wholly-owned subsidiary of the Company, the Company does not own or operate any manufacturing facilities. Therefore, the Company is dependent on independent contractors for the manufacture of its products. There are no formal arrangements between the Company and any of its contractors or suppliers. The Company's products are manufactured to its specifications by both domestic and international manufacturers. The inability of a manufacturer to ship the Company's products in a timely manner or to meet the Company's quality standards could adversely effect the Company's ability to deliver products to its customers in a timely manner. Delays in delivery could have an adverse effect on the Company's financial condition and results of operation due to resultant cancellations of orders by retailers, discounts in the prices paid by retailers or missing certain retailing seasons. The Company has experienced production delays from certain of its manufacturing sources in the past, including a delay in the production of knit tops in the first quarter of fiscal 1997, and there can be no assurance that production delays will not occur in the future.

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

    The Company arranges for the production of some of its products based on orders received. While the Company traditionally receives a portion of its customer orders prior to placement of its initial manufacturing orders, many of these customer orders may change with respect to colors, sizes, allotments or assortments prior to the delivery date. The Company utilizes customer orders received and its historical experience to estimate production requirements in order to secure necessary fabrics and manufacturing capacity. Because the Company's foreign manufacturers are located at greater geographic distances from the Company than its domestic manufacturers, the Company is generally required to allow greater lead time for foreign manufacturing orders.

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

    In June 1996, the Company formed its wholly-owned subsidiary, Giannico, which is engaged exclusively in the screenprinting of tee-shirts. Giannico commenced operations in a 53,000 square foot facility in October 1996.

MARKETING AND ADVERTISING

    In marketing its men's and women's apparel products in the United States, the Company utilizes a total of ten in-house sales representatives who are salaried employees. The Company's eyewear products are marketed through a sales force of 12 independent sales representatives who work on a commission basis. The Company maintains showrooms at its headquarters in Irvine, California, and in New York City, Dallas and Chicago to display various portions of its product line. The Company's products are presented at a number of trade shows, including the semi-annual MAGIC Show where the Company's products appear in the designer pavilion.

    The Company strives to maintain a consistent image through the coordination of merchandising, advertising and promotion. The Company advertises in magazines such as GQ, DETAILS, DETOUR, ELLE and VANITY FAIR. The Company develops its advertising program in-house which provides the Company with a greater degree of creative control. The goal of the Company's print campaign is to present a distinctive image of a contemporary and youthful lifestyle which consumers will associate with the Company's products. This image is carried forward in hangtags and in the design of the Company's in-store shops and displays and its two Southern California signature retail stores. The Company also uses personal appearances by Mossimo Giannulli to promote its products to the consumer and to enhance its relationships with its accounts.

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

    During 1997, the Company's products were sold in over 2,600 department and specialty retail store locations throughout the United States. The Company's five largest customers accounted for approximately 40.4% and 37.8% of net sales in 1997 and 1996, respectively. A decision by the controlling owner of a group of department stores, or any other significant customer, to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations. The Company's largest customer, Dillards, accounted for approximately 12.8% of net sales in 1997. Due to losses incurred in connection with its sales to Dillards in 1997, the Company intends to reduce the level of its sales to Dillards in 1998.

    The Company seeks to enhance brand image by controlling the distribution channels for its products based on criteria which include the image of the store, availability of a desirable location within the store and the store's ability to effectively display and promote the Company's products.

    A significant component of this strategy is the Company's in-store shops program in department and selected specialty retail stores. This program enables Mossimo to design a retail space consistent with the Company's image and is intended to enable the retailers to display, stock and sell a greater volume of the

Company's products. The Company believes that these in-store shops build longer-term retailer commitment to the Company's products and consumer recognition of the Mossimo brand name. As of December 31, 1997, the Company had installed 155 in-store shops in department and specialty retail store chains, including Macy's, Bloomingdales, Bon Marche and Dayton Hudson, and currently plans to install approximately 30 men's and women's in-store shops in 1998. The installation of additional in-store shops is dependent, in part, on consumers' acceptance of the Company's products. The costs of the shops to date have generally been shared between the retailer and the Company.

RETAIL STORES

    The Company operates two signature retail stores located in South Coast Plaza, Orange County, California (established in 1993) and Old Towne, Pasadena, California (established in 1994). These stores incorporate contemporary architectural designs, which are consistent with the Company's in-store shop environment and the Company's image. The Company currently intends to close its Pasadena store in 1998.

    Additionally, the Company operates one outlet store, which provides a location to sell prior season and overstocked goods. The store is located in Ontario Mills Plaza, Ontario, California (established in 1997).

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

    The Company has licensed the exclusive right to manufacture and distribute women's swimwear and bodywear bearing its trademarks in the United States pursuant to a license agreement with The Lunada Bay Corporation that expires in September 1999, subject to renewal upon negotiation. Mossimo currently licenses to Aquarius, Ltd. the exclusive right to manufacture and distribute men's and women's accessories in the United States. This license agreement expires in December 1999. In addition in 1996, the Company licensed to Superba the exclusive right to manufacture and distribute finer men's neckwear in the United States. This license currently expires in March 2000, subject to renewal by the licensee for an additional three-year term, if minimum sales and royalty requirements are met. Under all license agreements, Mossimo retains approval rights with respect to the design of products. Royalty payments are due on a monthly or quarterly basis and range from 4% to 12% of the licensee's net sales.

    Currently, Mossimo has seven additional license agreements pursuant to which third-party licensees have the exclusive right to manufacture and sell certain products under the Company's trademarks according to designs furnished or approved by the Company in specified territories including Japan, Canada, Australia and New Zealand, Mexico, Chile, South Africa and Southeast Asia. The present terms of these agreements (exclusive of renewal terms) expire at various dates ranging from July 1998 through December 2000. Royalty payments under these license agreements are due on a monthly or quarterly basis and range from 4% to 7% of the licensee's net sales.

TRADEMARKS

    The Company utilizes a variety of trademarks which it owns, including the script Mossimo trademark. Currently, the Company has 10 registrations and 10 pending applications for its trademarks in the United States, and approximately 270 trademark registrations and applications in over 60 other countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement, by using, among other things, cease-and-desist letters, administrative proceedings and lawsuits.

COMPETITION

    The men's sportswear and activewear segments of the apparel industry are highly competitive. The Company encounters substantial competition in the men's and women's designer sportswear business, including Tommy Hilfiger, Calvin Klein, Polo/Ralph Lauren, Nautica, Liz Claiborne, Perry Ellis and Guess?, as well as certain other designer and non-designer lines. With respect to its men's activewear products, the Company encounters substantial competition from other activewear and beachwear lines. Additionally, the Company encounters substantial competition from department stores, including some of the Company's major retail customers, which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own labels. Mossimo's eyewear, licensed accessories and women's swimwear and bodywear also compete with a substantial number of designer and non-designer lines. Many of the Company's competitors are significantly larger and more diversified than the Company, have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company. The Company competes primarily on the basis of fashion, image, price, quality and service. The Company believes its competitive position depends upon its ability to anticipate and respond effectively to changing consumer demands and to offer fashion-conscious customers a wide variety of high quality apparel at competitive prices.

BACKLOG

    The Company generally receives the bulk of the orders for each of the Spring, Summer, Fall and Holiday seasons a minimum of three months prior to the date the products are shipped to stores. Such orders are cancelable by the retailer up to 30 days prior to the shipments start date. At December 31, 1997, the Company's backlog of orders for delivery primarily in the first quarter was approximately $8.5 million, as compared with backlog of approximately $22.7 million at December 31, 1996. Historically, the Company has shipped less than all orders in its backlog. The Company's backlog depends upon a number of factors, including the timing of trade shows during which a significant percentage of the Company's orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual shipments.

EMPLOYEES

    At March 31, 1998, the Company had approximately 250 full-time employees, down from 330 at the same time last year. The Company began Company-wide staff reductions in April 1997 due to the downturn in the Company's sales. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

RISK FACTORS

    In addition to the matters set forth in the foregoing discussion of the Company's business, the operations and financial results of the Company are subject to the risks described below.

    DECLINING FINANCIAL CONDITION

    During the year ended December 31, 1997, the Company experienced a significant decline in revenues and an increase in operating costs. As a result, the Company reported an operating loss and negative cash flow in fiscal 1997. At December 31, 1997, the Company was in violation of certain covenants of its revolving credit facility that is used to fund operations. The Company subsequently received a waiver for such violations and the bank amended the existing covenants and extended the arrangement through January 1, 1999.

    In response to these declining financial conditions, in late fiscal 1997 the Company began cost cutting measures to align its expense level with its declining sales. Accordingly, the Company has reduced staffing levels, reduced compensation to existing staff and is reviewing other cost cutting measures which are planned to reduce operating expenses over the next fiscal year and is pursuing equity investments. Although management believes that the Company will be in compliance with its amended credit facility, management anticipates that the Company will continue to experience operating losses and negative cash flows throughout fiscal 1998. Should such losses exceed management's plans, the Company may experience future violations of its new loan covenants and additional funds may not be available pursuant to the Company's revolving credit facility. In such event, management would execute additional cost cutting measures and explore alternative financing with third party lenders.

    TRANSITION TO SPORTSWEAR FOCUS; REVENUE DECLINES

    The Company believes that its greatest future growth opportunity lies within the status sportswear section of department stores and has undertaken to transition its business in that direction. This transition from a predominantly activewear-based resource to a supplier of finer men's and women's sportswear has been a complex process that is taking longer than the Company originally anticipated. The Company anticipates that the recent softness in men's activewear and men's and women's sportswear sales will continue in the near term. As a result, the Company currently believes it will continue to experience revenue declines over the short term as it works to further establish itself as a finer sportswear label and to reinvigorate men's activewear sales.

    CHANGES IN FASHION TRENDS

    The apparel industry is subject to rapidly changing consumer demands and preferences, which may adversely affect companies that misjudge such demands and preferences. The Company believes that its success depends on its ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends. There can be no assurance that the Company will be successful in this regard. If fashion trends shift away from the Company's products, or if the Company otherwise misjudges the market for its product lines, it may be faced with a significant amount of unsold finished goods inventory or other conditions which could have a material adverse effect on the Company's financial condition and results of operations. Decisions with respect to product designs often need to be made several months in advance of the time when consumer acceptance of such products is known. In addition, any failure by the Company to identify and respond to changing demands and trends could adversely affect consumer acceptance of the Mossimo brand name, which may have an adverse effect on the Company's business and prospects.

    SUBSTANTIAL COMPETITION

    The men's sportswear and activewear segments of the apparel industry are highly competitive. The Company's men's designer sportswear line encounters substantial competition from Tommy Hilfiger, Calvin Klein, Polo/Ralph Lauren, Nautica, Liz Claiborne, Perry Ellis and Guess?, as well as from certain other designer and non-designer lines. With respect to its men's activewear products, the Company encounters substantial competition from other activewear and beachwear lines. Additionally, the Company encounters substantial competition from department stores, including some of the Company's major retail customers, which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own labels. Mossimo's eyewear line and its licensed accessories and women's swimwear and bodywear lines also compete with a substantial number of designer and non-designer lines. The Company's women's sportswear line also encounters substantial competition from Calvin Klein, Polo/Ralph Lauren, Guess? and Esprit. Many of the Company's competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company. Increased competition by existing and future competitors could result in reductions in sales or prices of Mossimo products that could have a material adverse effect on the Company's financial condition and results of operations.

    NEW PRODUCT INTRODUCTIONS

    The Company's success is dependent upon its ability to design and deliver new products and new product lines. As is typical with new products, demand for and market acceptance of new products introduced by the Company are subject to uncertainty. Achieving market acceptance for new products may require substantial marketing and other efforts and the expenditure of significant funds to create customer demand. There can be no assurance that the Company's efforts will be successful. Lack of demand for, or market acceptance of, the Company's products may result in reductions in the purchase price for such products and, in some cases, an increase in obsolete inventory. In addition, the failure of new products or new product lines to gain sufficient market acceptance could adversely affect the image of the Mossimo brand name and retailers' demand for other Mossimo products.

    DEPENDENCE ON KEY PERSONNEL

    The success of the Company is largely dependent on the personal efforts and abilities of Mossimo Giannulli, who founded the Company and continues to be its lead designer. In addition, the Company is dependent on the personal efforts and abilities of a small group of key management executives. In January 1996, Mr. Giannulli entered into a three-year employment contract with the Company, which expires December 31, 1998. Such agreement contains a non-competition provision effective through the term and for two additional years thereafter during which Mr. Giannulli will render consulting services to the Company.

    UNCERTAINTIES IN APPAREL RETAILING; GENERAL ECONOMIC CONDITIONS

    The apparel industry historically has been subject to substantial cyclical variations. During recessionary periods, when disposable income is low, purchase of apparel and related goods tend to decline. Accordingly, a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company's results of operations. Additionally, the retail industry has experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. While various retailers, including some of the Company's customers, experienced financial difficulties in the past few years which increased the risk of extending credit to such retailers, the Company's bad debt experience has been limited. Financial problems of a retailer could cause the Company's factor to limit the amount of receivables of such retailer that the factor would approve, which could cause the Company to curtail business with such retailer or require the Company to assume more credit risk relating to such customer's receivables. The Company cannot predict what effect, if any, continued changes within the retail industry will have on the Company's business.

    DEPENDENCE ON FACTORING OF ACCOUNTS RECEIVABLE

    Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of nonrecourse accounts receivable in exchange for a fee. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves of a sale to a customer and the Company decides to proceed with the sale, the Company bears the credit risk. Prior to July 1997, the factoring agreement provided that the Company could request advances against a percentage of qualifying accounts receivable. In conjunction with the Company's credit facility, the advance facility associated with the factoring agreement was terminated. The factoring agreement is in force until June 1, 2000. The agreement may be terminated by the factor at any time with 180 days prior notice. Such termination could have a material adverse effect on the Company's financial condition and results of operations if the Company could not replace the factoring agreement within such period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity."

    DEPENDENCE ON CERTAIN CUSTOMERS

    The Company's department store customers include major United States retailers. The Company's five largest customers accounted for approximately 40.4% and 37.8% of net sales in 1997 and 1996, respectively. Purchases by Dillards in its various regions accounted for approximately 12.8% of net sales in 1997. Although several of the Company's department store customers are under common ownership, no other single customer, or group of related customers, accounted for more than 10% of the Company's net sales in those periods. While the Company believes that purchasing decisions in many cases are made independently by each department store customer, the trend may be toward more centralized purchasing decisions. A decision by the controlling owner of a group of department stores or a significant customer, to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

    DEPENDENCE ON UNAFFILIATED MANUFACTURERS

    Other than the screenprinting facility operated by Giannico, the Company does not own or operate any manufacturing facilities and is therefore dependent on independent contractors for the manufacture of its products. There are no formal arrangements between the Company and any of its contractors or suppliers. The Company's products are manufactured to its specifications by both domestic and international manufacturers. The inability of a manufacturer to ship the Company's products in a timely manner or to meet the Company's quality standards could adversely affect the Company's ability to deliver products to its customers in a timely manner. Delays in delivery could have an adverse effect on the Company's financial condition and results of operation due to resultant cancellation of orders by retailers, discounts in the prices paid by retailers or missing certain retailing seasons. The Company has experienced production delays from certain of its manufacturing sources in the past, including a delay in the production of knit tops in the first quarter of 1997, and there can be no assurance that production delays will not occur in the future.

    FOREIGN OPERATIONS

    During 1997, approximately 60% of the Company's products were manufactured in the United States and approximately 40% were manufactured in other parts of the world, primarily Asia. The Company anticipates that the importation of its products will increase primarily due to its increased focus on sportswear sales. The current economic conditions in Asia have made it more difficult for Asian manufacturers to gain access to working capital and there is a risk that these manufacturers could encounter financial problems which could affect their ability to manufacture the Company's products. Generally, the Company's operations may be adversely affected by political instability resulting in disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations related to imports or duties, taxes and other charges on imports, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries and can limit or prohibit importation of products on very short notice. The Company's imported products are also subject to United States customs duties which are a material portion of the Company's cost of imported goods. A substantial increase in customs duties or a substantial reduction in quota limits applicable to the Company's imports could have a material adverse effect on the Company's financial condition and results of operations.

    A significant portion of the Company's products purchased overseas are manufactured by independent contractors headquartered in Hong Kong and Macao with manufacturing facilities in China and Macao. In July 1997 China resumed sovereignty over Hong Kong, and in December 1999, China will resume sovereignty over Macao. The Company cannot predict the effect, if any, these events will have on its contractors in Hong Kong and Macao and there can be no assurance that Hong Kong and Macao will not experience political, economic or social disruption as a result of the resumption of Chinese sovereignty. In addition, there have been a number of recent trade disputes between China and the United States during which the United States has threatened to impose tariffs and duties on some products imported from China and to withdraw China's "most favored nation" trade status. The loss of most favored nation trade status for China, changes in current tariff structures or the adoption by the United States of trade policies or sanctions adverse to China could have a material adverse effect on the Company's financial condition and results of operations.

    Because the Company's foreign manufacturers are located at greater geographic distances from the Company than its domestic manufacturers, the Company is generally required to allow greater lead time for foreign orders. This reduces the Company's manufacturing flexibility which increases the risk that the Company would be required to mark-down unsold inventory as a result of misjudging the demand for a foreign manufactured product.

    PROTECTION OF TRADEMARKS

    The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources (including time and attention by its executive officers) to the establishment and protection of its trademarks on a worldwide basis. Nevertheless, there can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violative of the trademarks and proprietary rights of others. No assurance can be given that others will not assert rights in, and ownership of, trademarks and other proprietary rights of the Company. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

    CONTROL BY PRINCIPAL STOCKHOLDER

    Mossimo Giannulli has majority control of the Company and the ability to control the election of directors and the results of other matters submitted to a vote of stockholders. Such concentration of ownership, together with the anti-takeover effects of certain provisions in the Delaware General Corporation Law and in the Company's Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change in control of the Company.

    SEASONALITY

    The Company's business is impacted by general seasonal trends that are characteristic of many companies in the apparel industry. However, due primarily to the significant growth that the Company experienced during 1996 and the declining sales experienced in 1997, past quarterly sales and profit trends have not reflected normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

ITEM 2--PROPERTIES

    The Company's current corporate headquarters, distribution facility and screenprinting operation are located in Irvine, California and consist of three leased buildings totaling approximately 261,000 square feet of space. In addition, the Company leases showrooms in New York City, Dallas and Chicago as well as three retail stores in Costa Mesa, Pasadena and Ontario California.

ITEM 3--LEGAL PROCEEDINGS

    On January 23, 1997, plaintiff Chaile Steinberg filed a purported class action against the Company and certain other defendants on behalf of individuals who purchased the Company's common stock in the initial public offering pursuant to the Registration Statement and Prospectus ("Prospectus"), dated February 22, 1996, and on the open market from February 22, 1996 through January 14, 1997 (the "Class Period"). In addition to naming the Company, the plaintiffs Igor Glaudnikov, Cara Debra Marks and Lois Burke filed a second related action against the same defendants. The two cases were subsequently consolidated by court order, dated May 19, 1997. Both Steinberg and Glaudnikov (collectively, the "State Actions") contain identical factual allegations, and only differ in the number of shares purchased by plaintiffs and the California residence of two of the plaintiffs in the Glaudnikov action.

    The State Actions allege that defendants made false and misleading statements and intentionally concealed material negative information in the Prospectus and afterward during the Class Period, which artificially inflated prices for the Company's common stock. Plaintiffs contend that the class was damaged in an unspecified amount as a result of this artificial inflation of the Company's stock price.

    On September 23, 1997, a federal class action complaint was filed on behalf of plaintiff James Frenkil by the same law firm that represents the plaintiffs in the State Actions. One of the named plaintiffs in the federal action is a plaintiff in the State Actions. The class period and precipitating events are the same as in the State Actions, but the federal complaint purports to allege violations of certain federal securities laws. On October 17, 1997, the judge stayed the federal action pending resolution of the State Actions.

    Defendants filed demurrers in the State Actions, challenging the legal sufficiency of the complaints. On June 26, 1997, the judge sustained the defendant's general demurrer to the complaints in the State Actions, finding that neither complaint pleaded facts sufficient to constitute causes of action against the defendants. The judge sustained the demurrer as to four of the causes of action with leave to amend, and as to the fifth cause of action for unlawful, unfair or fraudulent business practices and false or misleading advertising without leave to amend. Since that time, no amended complaint nor motion for class certification has been filed by the plaintiffs.

    Although the outcome of the litigation cannot be predicted with certainty, management believes that the Company has meritorious defenses to the claims alleged and intends to defend this action with vigor.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 5-- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, par value $.001 per share (Common Stock), began trading February 23, 1996 on the New York Stock Exchange upon completion of the Company's initial public offering (trading symbol "MGX"). As of March 31, 1998, there were approximately 5,200 stockholders of record. The following table sets forth the high and low sales prices for the Common Stock for each quarterly period as reported on the New York Stock Exchange Composite Tape:

                                                               1996
                                                        ------------------
                                                         HIGH        LOW
                                                        -------    -------
First Quarter (from February 23, 1996)................. $34 1/4    $23 3/4
Second Quarter......................................... $50 1/8    $27 4/3
Third Quarter.......................................... $49 3/4    $26 1/4
Fourth Quarter......................................... $31 7/8    $11 7/8

                                                                      1997
                                                              --------------------
                                                                HIGH         LOW
                                                              ---------    -------
First Quarter...............................................  $13          $ 7 1/4
Second Quarter..............................................  $11 1/2      $ 5 7/8
Third Quarter...............................................  $11 3/4      $ 6 1/2
Fourth Quarter..............................................  $10 13/16    $ 3

    Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to the consent of the lender under the Company's credit facility, and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

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

                                                                            YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1997       1996       1995       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales...................................................  $  70,936  $ 108,674  $  71,961  $  44,333  $  22,134
Cost of sales...............................................     63,963     69,364     41,210     26,027     14,516
                                                              ---------  ---------  ---------  ---------  ---------
Gross profit................................................      6,973     39,310     30,751     18,306      7,618
Royalty income, net.........................................      3,798      3,919      3,413      2,375      1,051
Operating expenses..........................................     32,802     25,283     14,586      9,380      5,954
                                                              ---------  ---------  ---------  ---------  ---------
Operating (loss) income.....................................    (22,031)    17,946     19,578     11,301      2,715
Other (expense) income, net.................................       (362)        19        114         87         (4)
Interest (expense) income, net..............................       (278)       191       (233)      (148)      (216)
                                                              ---------  ---------  ---------  ---------  ---------
(Loss) income before income taxes...........................    (22,671)    18,156     19,459     11,240      2,495
(Benefit) provision for income taxes (1)....................     (3,935)     5,526        297        176         70
                                                              ---------  ---------  ---------  ---------  ---------
Net (loss) income...........................................  $ (18,736) $  12,630  $  19,162  $  11,064  $   2,425
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------

                                                                            YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1997       1996       1995       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net (loss) income per share:
Basic and diluted...........................................  $   (1.25) $     .84  $    1.47  $     .85  $     .19
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
PRO FORMA DATA (2):
Historical income before income taxes.......................             $  18,156  $  19,459  $  11,240  $   2,495
Pro forma provision for income taxes........................                 7,374      7,946      4,663      1,026
                                                                         ---------  ---------  ---------  ---------
Pro forma net income........................................             $  10,782  $  11,513  $   6,577  $   1,469
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Pro forma net income per share..............................             $     .73
                                                                         ---------
                                                                         ---------
Pro forma weighted average common shares outstanding........                14,853
                                                                         ---------
                                                                         ---------

                                                                                  DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1997       1996       1995       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................................  $  13,487  $  36,152  $  12,621  $   9,880  $   1,932
Total assets................................................     36,824     50,754     17,162     14,635      5,326
Long-term debt..............................................         31         85         30         64         72
Stockholders' equity........................................     22,395     41,131     14,035     10,987      2,459

------------------------

(1) Represents California state franchise taxes for periods prior to the Company's conversion to C corporation status.

(2) Amounts reflect adjustment for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto set forth in this Form 10-K commencing on page F-1.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Net sales decreased $37.8 million, or 34.8%, to $70.9 million in 1997 from $108.7 million in 1996. This decrease was primarily a result of a decrease of $37.1 million in sales of the men's activewear and sportswear lines due to a reduced demand for the Company's products. Net sales of the men's activewear line, which represented 27.5% of the Company's net sales in 1997, decreased to $19.5 million from $42.3 million in 1996 primarily due to decreased sales of screenprinted tee-shirts and fleece. Net sales of the men's sportswear line, which represented 38.6% of the Company's net sales in 1997, decreased to $27.4 million from $41.7 million in 1996 primarily due to decreased sales of knits, denim and wovens. Net sales of the women's sportswear line, which was introduced in June 1996, represented 28.9% of the Company's net sales in 1997, and increased to $20.5 million in 1997 from $19.9 million in the six months of 1996 in which there were sales. Net sales of the eyewear line, which represented 4.1% of the Company's net sales in 1997, increased to $2.9 million in 1997 from $2.8 million in 1996.

    Gross profit decreased to $7.0 million in 1997 from $39.3 million in 1996. Gross profit as a percentage of net sales decreased to 9.9% in 1997 from 36.2% in 1996. This decrease resulted primarily from inventory writedowns necessitated by lower than expected sales levels and price resistance within discount channels used to absorb the Company's prior season merchandise. To a lesser extent, gross profit margins for the year ended December 31, 1997 were impacted by; a decrease in sales of higher margin men's activewear; allowances to the Company's retail customers due to late product deliveries, product fit problems and lower than anticipated sales at retail; higher than planned production development costs; and, higher than planned warehouse costs due to startup costs associated with the Company's new facilities.

    Net royalty income remained relatively stable at $3.8 million, or 5.4% of net sales, in 1997 as compared to $3.9 million, or 3.6% of net sales, in 1996.

    Operating expenses increased in nearly all categories to total $32.8 million in 1997 from $25.3 million in 1996. General and administrative expense increased to $13.4 million in 1997 compared to $9.4 million in 1996 primarily as a result of higher average staffing levels due to significant staffing increases at the end of 1996 and early 1997, increased rent expense due to the Company occupying its new headquarters in July 1997 and increased depreciation due to the buildout of the Company's new headquarters. Selling expense decreased to $8.5 million in 1997 from $9.3 million in 1996 primarily due to decreased commission expense as a result of the decline in sales. Marketing expense increased to $7.0 million in 1997 from $4.2 million in 1996 primarily due to increased advertising expenses and depreciation. Design expense increased to $3.9 million in 1997 from $2.4 million in 1996 primarily as a result of higher average staffing levels necessary to support the expansion of the Company's product offerings and increases in sales samples. Operating expenses as a percentage of net sales increased to 46.3% in 1997 from 23.3% in 1996. In 1997 the Company began cost cutting measures to more align its expense level with its declining sales. Accordingly, the Company has reduced staffing levels, reduced compensation to existing staff and is reviewing other cost cutting measures which are planned to reduce operating expenses in fiscal 1998.

    The Company had other expense of $362,000 in 1997 compared to none in 1996 primarily due to losses on disposals of fixed assets.

    The Company had interest expense of $278,000 in 1997 compared to interest income of $191,000 in 1996 primarily due to an increase in overall expenses which resulted in an increase in borrowings on the Company's credit facility.

    The Company had an income tax benefit of $3,935,000 in 1997 compared to a proforma income tax provision of $7,374,000 in 1996. Losses for 1997 were benefited only to the extent the Company could apply for carryback claims in its income tax returns.

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Net sales increased $36.7 million, or 51.0%, to $108.7 million in 1996 from $72.0 million in 1995. This increase was primarily the result of the successful launch of the women's sportswear line in department and specialty stores and increased sales of men's sportswear to new and existing wholesale customers as they expanded their purchases to include a more complete line of Mossimo products. Net sales of the women's sportswear line, which represented 18.3% of the Company's net sales in 1996, increased to $19.9 from $731,000 in 1995. Net sales of the men's activewear line, which represented 39.0% of the Company's net sales in 1996, decreased 2.2% from 1995 primarily as a result of decreased sales of screenprinted tee-shirts. Net sales of the men's sportswear line, which represented 38.4% of the Company's net sales in 1996, increased 70.6% from 1995 primarily as a result of increased sales of knit shirts, woven shirts and denim. Net sales of the eyewear line increased 23.8% to $2.8 million in 1996 from $2.3 million in 1995.

    Gross profit increased to $39.3 million in 1996 from $30.8 million in 1995. Gross profit as a percentage of net sales decreased to 36.2% in 1996 from 42.7% in 1995. This decrease resulted primarily from higher than planned production development costs of approximately $2.6 million and late product deliveries which necessitated approximately $1.2 million in year-end allowances to the Company's retail customers. The higher development costs are the result of increased product sampling costs related to an expanded number of men's sportswear offerings and the launch of the women's sportswear line, compounded by certain inefficiencies in sourcing such product samples through new agents and factories. To a lesser extent, gross margins for the year ended December 31, 1996 were impacted by a physical inventory shortage, off-price sales of certain out-of-season merchandise and change in sales mix, with men's and women's sportswear representing a substantially higher portion of sales (56.7% in 1996 compared to 35.0% in 1995).

    Net royalty income increased 14.3% to $3.9 million in 1996 from $3.4 million in 1995 primarily due to increased sales by the Company's women's swimwear and bodywear licensee and increased sales by certain of the Company's international licensees.

    Operating expenses increased in all categories to $25.3 million in 1996 from $14.6 million in 1995. General and administrative expense increased to $9.4 million in 1996 compared to $5.7 million in 1995 primarily as a result of increases in staffing levels necessary to manage higher levels of net sales, increased costs of protecting the Company's trademarks globally and certain increased costs customary to the Company's change in status from a privately held to a publicly traded company. Selling expense increased to $9.3 million in 1996 from $5.8 million in 1995 primarily as a result of commissions on higher levels of sales and increases in staffing levels, including the addition of women's sales representatives who are salaried rather than commissioned. Marketing expense increased to $4.2 million in 1996 from $2.1 million in 1995 primarily due to increased advertising expenses, including the cost of photo shoots related to the Company's advertising campaign. Design expense increased to $2.4 million in 1996 from $1.0 million in 1995, primarily as a result of increases in staffing levels necessary to support the expansion of the Company's product offerings. Operating expenses as a percentage of net sales increased to 23.3% in 1996 from 20.2% in 1995.

    The Company had interest income of $191,000 in 1996 compared to interest expense of $233,000 in 1995 primarily due to interest earned on the investment of net cash proceeds from the Company's initial public offering.

    Due to the Company's conversion to a C corporation in 1996, the provision for income taxes increased from $297,000 in the 1995 period to $7.4 million (on a pro forma basis) in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventories and accounts receivable, and to purchase property and equipment. Net cash used in operating activities totaled $6.9 million during 1997. At December 31, 1997, working capital was approximately $13.5 million as compared to $36.2 million at December 31, 1996 due primarily to the loss sustained by the Company in fiscal 1997. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels. To supplement cash flow from operations the Company maintains a $20.0 million revolving credit facility with a factor to be used for general working capital purposes. All obligations under the credit agreement, which includes a letter of credit facility, are collateralized by the Company's inventory and receivables. The Company's borrowings are limited to 50% of eligible inventory and 85% of eligible receivables. The credit agreement contains various restrictive covenants with respect to the conduct of the Company's business and requires the maintenance of various financial levels and ratios. As of December 31, 1997, the Company was in violation of certain covenants, however, the Company subsequently received a waiver from its factor for the violations. The Company had borrowings of $7.0 million outstanding on the line of credit as of December 31, 1997.

    In April 1998, the credit facility was amended to a $15.0 million revolving credit line which is collateralized by inventory, receivables, machinery and equipment and tradenames. The covenants in the credit agreement under which the Company was in violation at December 31, 1997 were modified in the amended agreement. The Company's borrowings under the amended agreement are limited to eligible inventory and receivables. Advances under the amended agreement bear interest at the prime rate plus 0.5%. Whereas the Company's factoring and finance agreements run through June 1, 2000, the revolving line is committed through January 1, 1999 with an extension through March 31, 1999, subject to certain conditions. The agreement provides for early termination penalties during the first three years.

    Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of nonrecourse accounts receivable in exchange for a fee. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves of a sale to a customer and the Company decides to proceed with the sale, the Company bears the credit risk. Prior to July 1997, the factoring agreement provided that the Company could request advances against a percentage of qualifying accounts receivable. In conjunction with the Company's credit facility, the advance facility associated with the factoring agreement was terminated. The factoring agreement is in force until June 1, 2000.

    Cash flows used in investing activities totaled $6.3 million for 1997 and was comprised of capital expenditures related primarily to the costs to construct tenant improvements and equip the Company's new corporate headquarters and construction of in-store shops. In May 1996, the Company entered into a 10-year lease for its new headquarters and distribution facility in Irvine, California, which it occupied in July 1997.

    By reason of the Company's treatment as an S corporation for Federal and state income tax purposes, the Company, since inception through its initial public offering, provided to its sole stockholder funds for the payment of income taxes on the earnings of the Company through the termination of S corporation status. In addition, the Company historically paid dividends to its sole stockholder to provide a return on investment. In connection with its initial public offering, the Company's S Corporation status was terminated and the Company declared the final S Corporation distribution of its previously undistributed earnings. For the year ended December 31, 1996 the Company paid dividends, including amounts attributable to the payment of taxes and a portion of the final S Corporation distribution, of $17.2 million. For the foreseeable future, earnings will be retained in the operation of the business.

SIGNIFICANT ACCOUNTING ESTIMATES

    In recent years certain customers of the Company have experienced financial difficulties, including the filing of reorganization under bankruptcy laws. The Company has not generally incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that its allowance for doubtful accounts at December 31, 1997 is adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other customers could have an adverse impact on the Company's financial position or results of operations.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE, which requires the dual presentation of Basic and Diluted Earnings per share. The Company adopted this pronouncement in fiscal 1997 and the Company's financial statements now include net income per share assuming no dilution from outstanding options, and net income per share assuming dilution. Prior periods were restated to reflect the adoption of this pronouncement.

    In June 1997, the FASB also issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components and SFAS No. 131 establishes standards for the way public companies report financial information about operating segments. The Company will adopt both in fiscal 1998, as required. These statements will affect disclosure and presentation in the financial statements but will not have a material impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

YEAR 2000

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This inability to recognize or properly treat the Year 2000 may cause the Company's systems and applications to process critical financial and operational information incorrectly. The Company continues to assess the impact of the Year 2000 issue on its reporting systems and operations.

    The Company is currently in the process of investigating whether its internal accounting systems and other operational systems are Year 2000 compliant. The Company has been informed by the vendor of its internal accounting software that upgrades that will bring such software into Year 2000 compliance are currently available and will provide them to the Company under its existing software maintenance agreement. The Company expects to effect the conversion of its internal accounting system to such upgraded software by the end of 1998. The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements as provided under its system maintenance agreements currently in effect. The Company does not anticipate significant costs associated with any necessary conversions. However, there can be no assurance that certain of the Company's internal computer systems or networks or those of its key vendors and distributors will not be adversely affected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results or financial condition.

FORWARD LOOKING INFORMATION

    This report on Form 10-K contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Index to Consolidated Financial Statements" at Item 14(a) for a listing of the consolidated financial statements and supplementary data submitted as part of this report.

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective May 29, 1997, Anthony C. Cherbak ("Cherbak"), Executive Vice President and Chief Financial Officer of Registrant, resigned as an officer of Registrant, for personal and family reasons, and rejoined his former employer, Deloitte & Touche, LLP ("Deloitte & Touche"). As a result of Cherbak rejoining Deloitte & Touche, the accounting firm will not be independent of Registrant pursuant to Rule 101-1 of the American Institute of Certified Public Accountants Professional Standards and resigned as Registrant's principal accountant effective May 21, 1997. The Board accepted such resignation. Under an arrangement between Registrant and Deloitte & Touche, Cherbak may remain involved with Registrant on a consulting basis.

    Deloitte & Touche's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty, audit scope, or accounting principles. During Registrant's two most recent fiscal years and any subsequent interim period through May 21, 1997, there were no disagreements between Registrant and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 21, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 21, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 21, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 21, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

        (1) Financial Statements:

           Reports of Independent Auditors

           Consolidated Balance Sheets at December 31, 1997 and 1996

           Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

        (2) Financial Statement Schedule:

           The following financial statement schedule of Mossimo, Inc. and Subsidiary for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Mossimo, Inc. and Subsidiary.

  SCHEDULE                                                                             PAGE
-------------                                                                          -----
         II                     Valuation and Qualifying Accounts                       S-I

        (3) Exhibits:

           The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

EXHIBIT NO.  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
       3.1   Certificate of Incorporation of Registrant (1)
       3.2   Bylaws of the Registrant (1)
       4.1   Specimen certificate of shares of Common Stock of the Registrant (1)
      10.1   Registrant's 1995 Stock Plan (1)
      10.2   Registrant's 1995 Directors Stock Option Plan (1)
      10.3   Employment Agreement, dated January 1, 1996, by and between the Registrant and Mossimo Giannulli (1)
      10.4   Factoring Agreement, dated January 2, 1990, by and between the Registrant and The CIT Group, as amended to date (1)
    10.4.1   Letter Amendment to Factoring Agreement dated June 16, 1995 (1)
    10.4.2   Letter Amendment to Factoring Agreement dated February 1, 1996 (1)
    10.4.3   Letter Amendment to Factoring Agreement dated November 1, 1996(2)
      10.5   Form of Indemnification Agreement between the Registrant and its directors and officers (1)
      10.6   Lease, dated May 3, 1996, between the Registrant and The Irvine Company (3)
      10.7   Financing Agreement, dated July 15, 1997, by and between the Registrant and The CIT Group/Commercial
               Services, Inc. (4)
      10.8   Consulting Agreement dated January 13, 1998 by and between the Company and Brincko Associates, Inc.
      10.9   Amendment to Consulting Agreement dated March 4, 1998 by and between the Company and Brincko
               Associates, Inc.
      21.1   Subsidiary
      23.1   Independent Public Accountants Consent--Arthur Andersen LLP
      23.2   Independent Public Accountants Consent--Deloitte & Touche LLP
      27.1   Financial Data Schedule

------------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-80597), as amended, which became effective February 22, 1996.

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

    (b) Reports on Form 8-K:

       A report on Form 8-K was filed May 27, 1997 reporting the resignation of the Company's public accountants and was amended by a report on Form 8-K/A filed June 13, 1997.

       A report on Form 8-K was filed June 18, 1997 reporting the appointment of Arthur Andersen LLP as the Company's principal accountants.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 1998.

                                MOSSIMO, INC.

                                By:               /s/ JOHN BRINCKO
                                     -----------------------------------------
                                                    John Brincko
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of April, 1998.

    /s/ MOSSIMO GIANNULLI       Chairman of the Board and
------------------------------    Visionary (Principal
      Mossimo Giannulli           Executive Officer)

       /s/ JOHN BRINCKO
------------------------------  Chief Executive Officer
         John Brincko             and President

     /s/ THORA THORODDSEN       Secretary, Treasurer and
------------------------------    Controller (Principal
       Thora Thoroddsen           Accounting Officer)

   /s/ FRANCESCA LUZURIAGA
------------------------------  Director
     Francesca Luzuriaga

      /s/ ROBERT MARTINI
------------------------------  Director
        Robert Martini

      /s/ JOHN STAFFORD
------------------------------  Director
        John Stafford

                          MOSSIMO, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS
  Arthur Andersen LLP......................................................................................         F-2
  Deloitte & Touche LLP....................................................................................         F-3

FINANCIAL STATEMENTS:

Consolidated balance sheets at December 31, 1997 and 1996..................................................         F-4

Consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995.................         F-5

Consolidated statements of stockholders' equity for the years ended December 31, 1997, 1996 and 1995.......         F-6

Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995.................         F-7

Notes to consolidated financial statements.................................................................         F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mossimo, Inc.:

    We have audited the accompanying consolidated balance sheet of Mossimo, Inc. (a Delaware corporation) and subsidiary as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    The Company's revolving credit facility was amended and extended through January 1, 1999. See Notes 1 and 6 for discussion regarding the terms of the amended credit facility and management's plans in connection with this matter.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. and subsidiary as of December 31, 1997, and the result of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in the index of financial statements is presented for the purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Orange County, California

February 21, 1998 (except with respect to the matters discussed in the first paragraph in Note 1 and the second paragraph of Note 6 as to which date is April 13, 1998)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Mossimo, Inc.:

    We have audited the accompanying consolidated balance sheet of Mossimo, Inc. and subsidiary (the Company) as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Mossimo, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          Deloitte & Touche LLP

Costa Mesa, California
February 21, 1997

                          MOSSIMO, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................................................  $     655  $   7,007
Accounts receivable, net of allowance for doubtful accounts of $891--1997 and $300--1996....      2,473      2,831
Due from factor, net........................................................................      4,001     13,561
Refundable taxes............................................................................      5,505      1,346
Inventories.................................................................................     14,437     17,415
Deferred taxes..............................................................................     --          1,455
Prepaid expenses and other current assets...................................................        296        869
                                                                                              ---------  ---------
  Total current assets......................................................................     27,367     44,484
PROPERTY AND EQUIPMENT, net.................................................................      9,182      4,859
OTHER ASSETS................................................................................        275      1,411
                                                                                              ---------  ---------
                                                                                              $  36,824  $  50,754
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit..............................................................................  $   6,962  $  --
Accounts payable............................................................................      4,126      6,701
Accrued liabilities.........................................................................      2,389      1,118
Current portion of long-term debt...........................................................         41         86
S distribution note.........................................................................        362        427
                                                                                              ---------  ---------
  Total current liabilities.................................................................     13,880      8,332

DEFERRED ROYALTY INCOME.....................................................................        450      1,100

DEFERRED RENT...............................................................................         68        106

LONG-TERM DEBT, net of current portion......................................................         31         85

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001; authorized shares 3,000,000, no shares issued or
  outstanding...............................................................................     --         --
Common stock, par value $.001; authorized shares 30,000,000, issued and outstanding
  15,000,000--1997 and 1996.................................................................         15         15
Additional paid-in capital..................................................................     31,386     31,386
Retained earnings (accumulated deficit).....................................................     (9,006)     9,730
                                                                                              ---------  ---------
  Total stockholders' equity................................................................     22,395     41,131
                                                                                              ---------  ---------
                                                                                              $  36,824  $  50,754
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------
Net sales......................................................................  $   70,936  $  108,674  $  71,961
Cost of sales..................................................................      63,963      69,364     41,210
                                                                                 ----------  ----------  ---------
    Gross profit...............................................................       6,973      39,310     30,751
Royalty income, net............................................................       3,798       3,919      3,413
                                                                                 ----------  ----------  ---------
                                                                                     10,771      43,229     34,164
                                                                                 ----------  ----------  ---------
OPERATING EXPENSES:
  General and administrative...................................................      13,430       9,363      5,721
  Selling......................................................................       8,482       9,329      5,773
  Marketing....................................................................       7,014       4,223      2,055
  Design.......................................................................       3,876       2,368      1,037
                                                                                 ----------  ----------  ---------
    Total operating expenses...................................................      32,802      25,283     14,586
                                                                                 ----------  ----------  ---------
Operating (loss) income........................................................     (22,031)     17,946     19,578
                                                                                 ----------  ----------  ---------

OTHER (EXPENSE) INCOME:
  Other, net...................................................................        (362)         19        114
  Interest, net................................................................        (278)        191       (233)
                                                                                 ----------  ----------  ---------
    Net other (expense) income.................................................        (640)        210       (119)
                                                                                 ----------  ----------  ---------
(Loss) income before income taxes..............................................     (22,671)     18,156     19,459
(Benefit) provision for income taxes...........................................      (3,935)      5,526        297
                                                                                 ----------  ----------  ---------
Net (loss) income..............................................................  $  (18,736) $   12,630  $  19,162
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Net (loss) income per common share
  Basic and diluted............................................................  $    (1.25) $      .84  $    1.47
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Weighted average common shares outstanding
  Basic and diluted............................................................      15,000      15,000     13,000
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
PRO FORMA DATA:
  Historical income before income taxes........................................              $   18,156
  Pro forma provision for income taxes.........................................                   7,374
                                                                                             ----------
  Pro forma net income.........................................................              $   10,782
                                                                                             ----------
                                                                                             ----------
Pro forma net income per common share                                                        $      .73
                                                                                             ----------
                                                                                             ----------
Pro forma weighted average common shares.......................................                  14,853
                                                                                             ----------
                                                                                             ----------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                 RETAINED
                                                               COMMON STOCK       ADDITIONAL     EARNINGS
                                                          ----------------------    PAID-IN    (ACCUMULATED
                                                           SHARES      AMOUNT       CAPITAL      DEFICIT)      TOTAL
                                                          ---------  -----------  -----------  ------------  ----------
BALANCE, December 31, 1994..............................     13,000   $      13    $     137    $   10,837   $   10,987
Capital contribution....................................     --          --            1,050        --            1,050
Net income..............................................     --          --           --            19,162       19,162
Dividends...............................................     --          --           --           (17,164)     (17,164)
                                                          ---------         ---   -----------  ------------  ----------
BALANCE, December 31, 1995..............................     13,000          13        1,187        12,835       14,035
Issuance of common stock................................      2,000           2       32,100        --           32,102
Reclassification of undistributed S corporation
  earnings..............................................     --          --           (1,901)        1,901       --
Net income..............................................     --          --           --            12,630       12,630
Dividends...............................................     --          --           --           (17,636)     (17,636)
                                                          ---------         ---   -----------  ------------  ----------
BALANCE, December 31, 1996..............................     15,000          15       31,386         9,730       41,131
Net loss................................................     --          --           --           (18,736)     (18,736)
                                                          ---------         ---   -----------  ------------  ----------
BALANCE, December 31, 1997..............................     15,000   $      15    $  31,386    $   (9,006)  $   22,395
                                                          ---------         ---   -----------  ------------  ----------
                                                          ---------         ---   -----------  ------------  ----------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...............................................................  $ (18,736) $  12,630  $  19,162
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
  Depreciation and amortization.................................................      1,751        686        366
  Loss on disposition of property and equipment.................................        265         19         31
  Deferred rent.................................................................        (30)        12         14
  Provision for doubtful receivables............................................        406        535        388
  Deferred income taxes.........................................................      1,455     (1,455)    --
  Changes in:
    Accounts receivable.........................................................       (113)    (1,839)      (847)
    Due from factor.............................................................      9,560     (6,375)      (908)
    Refundable income taxes.....................................................     (4,159)    (1,352)       (27)
    Inventories.................................................................      2,978     (7,642)    (4,108)
    Prepaid expenses and other current assets...................................        573       (281)      (588)
    Other assets................................................................        486       (193)       (64)
    Accounts payable............................................................     (2,575)     4,669       (564)
    Accrued liabilities.........................................................      1,263        203        308
                                                                                  ---------  ---------  ---------
      Net cash (used in) provided by operating activities.......................     (6,876)      (383)    13,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment..............................     (6,355)    (3,954)      (763)
Proceeds from disposition of property and equipment.............................         16     --            131
Proceeds from new licensing agreement...........................................     --          1,100     --
Payment for extinguishment of old licensing agreement...........................     --         (1,100)    --
                                                                                  ---------  ---------  ---------
      Net cash used in investing activities.....................................     (6,339)    (3,954)      (632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt.....................................................        (99)       (99)       (49)
Net proceeds from issuance of common stock......................................     --         32,102     --
Net change in factor advances...................................................      6,962     (3,931)     3,931
Dividends paid..................................................................     --        (17,209)   (17,164)
Capital contribution............................................................     --         --          1,050
Repayment of note payable to stockholder........................................     --         --           (225)
                                                                                  ---------  ---------  ---------
      Net cash provided by (used in) financing activities.......................      6,863     10,863    (12,457)
                                                                                  ---------  ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.........................................     (6,352)     6,526         74
CASH AND CASH EQUIVALENTS, beginning of year....................................      7,007        481        407
                                                                                  ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of year..........................................  $     655  $   7,007  $     481
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid during the year for:
    Interest....................................................................  $     355  $     169  $     233
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
    Income taxes................................................................  $     225  $   8,327  $     324
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
Contractual obligations incurred for acquisition of equipment...................  $  --      $     190  $      22
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
S distribution note payable to stockholder......................................  $  --      $     427  $  --
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS

    DECLINING FINANCIAL CONDITION--During the year ending December 31, 1997, the Company experienced a significant decline in revenues and an increase in operating costs. As a result, the Company reported an operating loss and negative cash flow in fiscal 1997. At December 31, 1997, the Company was in violation of certain covenants of its revolving credit facility that is used to fund operations. The Company subsequently received a waiver for such violations and the bank amended the existing covenants and extended the arrangement through January 1, 1999.

    In response to these declining financial conditions, in late fiscal 1997 the Company began cost cutting measures to align its expense level with its declining sales. Accordingly, the Company has reduced staffing levels, reduced compensation to existing staff and is reviewing other cost cutting measures which are planned to reduce operating expenses over the next fiscal year and is pursuing equity investments. Although management believes that the Company will be in compliance with its amended credit facility, management anticipates that the Company will continue to experience operating losses and negative cash flows throughout fiscal 1998. Should such losses exceed management's plans, the Company may experience future violations of its new loan covenants and additional funds may not be available pursuant to the Company's revolving credit facility. In such event, management would execute additional cost cutting measures and explore alternative financing with third party lenders.

    DESCRIPTION OF BUSINESS--The Company designs, sources and markets a lifestyle collection of contemporary men's activewear and men's and women's sportswear bearing Mossimo-Registered Trademark- trademarks. The Company also designs, sources and markets men's and women's eyewear and licenses its trademarks for use in collections of women's swimwear and bodywear, men's neckwear, men's tailored clothing, men's hosiery and men's and women's accessories. The Company distributes its products to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as two signature retail stores and one outlet store in Southern California.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Mossimo, Inc., a Delaware corporation and its wholly-owned subsidiary, Giannico, Inc. (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

    CONCENTRATION OF CREDIT RISK--The Company assigns a substantial portion of its receivables to a factor, which assumes the credit risk with respect to collection of non-recourse receivables. Ongoing customer credit evaluations are performed with respect to the Company's trade receivables, and collateral is generally not required.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash on hand and investments purchased with original maturities of three months or less.

    INVENTORIES--Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over generally a five to ten-year period for automobiles, machinery and equipment. Leasehold improvements are amortized over the term of the related lease if less than the estimated service life. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over a three-year period. These costs are included in furniture and fixtures.

                          MOSSIMO, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS (CONTINUED) REVENUE RECOGNITION--Revenue is recognized when merchandise is shipped to a customer. Revenues are recorded net of estimated returns, chargebacks and markdowns based upon management's estimates and the Company's historical experience.

    INCOME TAXES--The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Prior to February 23, 1996, Mossimo, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provision for income taxes for periods through February 22, 1996 is computed by applying the California franchise tax rate for S corporations of 1.5% to Mossimo, Inc.'s pretax earnings. Effective February 23, 1996, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result of converting to a C Corporation, the Company established deferred income tax assets and thereby recorded an income tax benefit of $700,000 on February 23, 1996.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    STOCK SPLIT--On February 15, 1996, the Company effected a 13,000-for-one stock split of its common stock. All share and per share amounts included in the accompanying consolidated financial statements and notes have been restated to reflect the stock split.

    STOCK BASED COMPENSATION--In fiscal 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company adopted the pro forma disclosure requirements of SFAS No. 123, which requires presentation of the pro forma effect of the fair value based method on net income and net income per share in the financial statement footnotes. See Note 12--Stockholders' Equity.

    PRO FORMA DATA--Pro forma net income represents the results of operations adjusted to reflect a provision for income taxes on historical income, which gives effect to the change in the Company's income tax status to a C corporation subsequent to the public sale of its common stock. The principal difference between the pro forma income tax rate and Federal statutory rate relates to state income taxes. Pro forma net income per common share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the year.

    EARNINGS PER SHARE--Effective fiscal 1997 the Company adopted SFAS No. 128, "Earnings Per Share". As required, the Company's financial statements include net income per share assuming no dilution from outstanding options and net income per share assuming dilution. Prior period net income per share data was restated for consistency. The impact of SFAS No. 128 did not materially change the Company's reported results of operations. For the two years in the period ended December 31, 1997, all options to purchase Common Stock were excluded from the diluted per share calculations as the effect of such inclusion would be antidilutive. There were no stock options outstanding in 1995.

                          MOSSIMO, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS (CONTINUED) PENDING ACCOUNTING PRONOUNCEMENTS--In June 1997, the FASB issued SFAS No.
130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 and SFAS No. 131 must be adopted by the Company beginning with fiscal 1998 and will result in an additional statement that reports comprehensive income and expanded disclosure regarding the Company's operations on a segmented basis.

    MERCHANDISE RISK--The ability of the Company to be successful is largely dependent upon its ability to gauge the fashion tastes of its targeted consumers and provide merchandise that satisfies consumer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

2. DUE FROM FACTOR

    Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of nonrecourse accounts receivable in exchange for a fee. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves of a sale to a customer and the Company decides to proceed with the sale, the Company bears the credit risk. Prior to July 1997, the factoring agreement provided that the Company could request advances against qualifying accounts receivable. In conjunction with the Company's credit facility, the advance facility associated with the factoring agreement was terminated. The factoring fee has historically ranged from .5% to .6% of the receivables assigned, and was increased to .7% in connection with the April 1998 amendment to the credit facility. The factoring agreement is in force until June 1, 2000. The agreement may be terminated by the factor at any time with 180 days prior notice. (See Note 6).

    Due from factor consists of the following at December 31, 1997 and 1996:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Unmatured accounts receivable:
  Nonrecourse............................................................  $   5,839  $  12,866
  With recourse..........................................................        653      1,460
Matured accounts receivable (advances)...................................     --            800
Allowance for sales returns, markdowns, chargebacks and doubtful
  accounts...............................................................     (2,491)    (1,565)
                                                                           ---------  ---------
                                                                           $   4,001  $  13,561
                                                                           ---------  ---------
                                                                           ---------  ---------

    Matured accounts receivable represent amounts due from the factor for cash collected by the factor from customers in excess of advances made by the factor on these receivables. The Company receives interest at the prime rate minus 2% per annum on matured accounts receivable. At December 31, 1997, the prime rate was 8.5%.

                          MOSSIMO, INC. AND SUBSIDIARY

3. INVENTORIES

    Inventories consist of the following at December 31, 1997 and 1996:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Raw materials............................................................  $   5,889  $   7,445
Work-in-process..........................................................      1,096      1,928
Finished goods...........................................................      7,452      8,042
                                                                           ---------  ---------
                                                                           $  14,437  $  17,415
                                                                           ---------  ---------
                                                                           ---------  ---------

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

4. INCOME TAXES

    The (benefit) provision for income taxes consists of the following for the years ended December 31:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Current:
  Federal........................................................  $  (5,390) $   5,478  $  --
  State..........................................................     --          1,503        297
                                                                   ---------  ---------  ---------
                                                                      (5,390)     6,981        297
                                                                   ---------  ---------  ---------
Deferred:
  Federal........................................................      1,205     (1,205)    --
  State..........................................................        250       (250)    --
                                                                   ---------  ---------  ---------
                                                                       1,455     (1,455)    --
                                                                   ---------  ---------  ---------
Total (benefit) provision for income taxes.......................  $  (3,935) $   5,526  $     297
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                          MOSSIMO, INC. AND SUBSIDIARY

4. INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the amount of tax determined by applying the Federal statutory rate to pretax income. The components of this difference for the years ended December 31, 1997 and 1996 are summarized as follows:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
(Benefit) provision on income at Federal statutory tax rate..............  $  (7,708) $   6,355
State income (benefit) taxes, net of Federal tax effect..................       (692)     1,449
Increase in valuation allowance on deferred income tax asset.............      5,035     --
Recording of deferred income tax assets in connection with conversion to
  C corporation..........................................................     --           (700)
S corporation earnings not subject to Federal tax........................     --         (1,105)
Other....................................................................       (570)      (473)
                                                                           ---------  ---------
Total (benefit) provision for income taxes...............................  $  (3,935) $   5,526
                                                                           ---------  ---------
                                                                           ---------  ---------

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31, 1997 and 1996 are as follows:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Deferred income tax assets (liabilities):
  Reserves not currently deductible......................................  $   3,893  $     876
  State income taxes.....................................................     --            438
  Net operating loss carryforwards.......................................        864     --
  Other..................................................................        278        141
                                                                           ---------  ---------
Net deferred tax assets..................................................      5,035      1,455
Valuation allowance......................................................     (5,035)    --
                                                                           ---------  ---------
Total net deferred tax asset.............................................  $  --      $   1,455
                                                                           ---------  ---------
                                                                           ---------  ---------

    The Company has provided a full valuation allowance on the net deferred tax asset at December 31, 1997 due to the uncertainty regarding its realization.

    In January 1998, the Company filed a carryback claim for the majority of the 1997 loss. Such claim resulted in a refund of 1996 taxes previously paid. The Company has approximately $1,557,000 and $7,445,000 of Federal and state net operating loss carryforwards, respectively, available to offset future taxable income which expire in various years through 2012.

    Prior to February 23, 1996, Mossimo, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provisions for income taxes for the period ended February 23, 1996 and the year ended December 31, 1995 are computed by applying the California franchise tax rate for S corporations of 1.5%. Effective February 23, 1996, the Company converted to a C corporation and became subject to regular Federal and state income taxes on an ongoing basis. As a result, the Company recorded $700,000 of deferred income tax assets at February 23, 1996.

                          MOSSIMO, INC. AND SUBSIDIARY

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1997 and 1996:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Furniture and fixtures...................................................  $   6,541  $   3,164
Machinery and equipment..................................................      4,132      2,025
Automobiles..............................................................        162        173
Construction in progress.................................................        969        769
                                                                           ---------  ---------
                                                                              11,804      6,131
Accumulated depreciation and amortization................................     (2,622)    (1,272)
                                                                           ---------  ---------
                                                                           $   9,182  $   4,859
                                                                           ---------  ---------
                                                                           ---------  ---------

6. LINE OF CREDIT AND LONG-TERM DEBT

    At December 31, 1997, the Company had a $20,000,000 secured line of credit collateralized by inventory and receivables, bearing interest at either the prime rate (8.5% at December 31, 1997) or LIBOR (5.97% at December 31, 1997) plus 2.25%. At December 31, 1997, there were borrowings totaling $6,962,000 outstanding under the line of credit. The credit facility has various restrictive covenants, which include the maintenance of minimum tangible net worth (approximately $41,000,000 at December 31, 1997), an annual net income minimum and certain other financial ratios. At December 31, 1997, the Company was not in compliance with these restrictive covenants, however, the Company subsequently received a waiver from its factor for the violations of the covenants.

    In April 1998, the credit facility was amended to a $15,000,000 revolving credit line which is collateralized by inventory, receivables, machinery and equipment and tradenames. The covenants in the credit agreement under which the Company was in violation at December 31, 1997 were modified in the amended agreement. The Company's borrowings under the amended agreement are limited to eligible inventory and receivables. Advances under the amended agreement bear interest at the prime rate plus 0.5% and factoring charges increased to .7%. Whereas the Company's factoring and finance agreements run through June 1, 2000, the revolving line is committed through January 1, 1999 with an extension through March 31, 1999, subject to certain conditions. The agreement provides for early termination penalties during the first three years.

    Long-term debt consists of notes payable which are due in aggregate monthly installments of $7,500, including interest from 7.5% to 14.6% per annum, which mature at various dates through June 2001. The notes are collateralized by automobiles and equipment.

    The following are annual maturities of long-term debt (in thousands):

Year ending December 31:
  1998.................................................................................   $      41
  1999.................................................................................          21
  2000.................................................................................           8
  2001.................................................................................           2
                                                                                                ---
Total scheduled maturities.............................................................   $      72
                                                                                                ---
                                                                                                ---

                          MOSSIMO, INC. AND SUBSIDIARY

7. EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees after six months of employment. The plan provides for annual matching contributions by the Company as a percentage of employee contributions and annual wages. Contributions made to the plan for the years ended December 31, 1997, 1996 and 1995 were $64,000, $35,000 and $16,000, respectively.

    In February 1997, the Company adopted the Mossimo, Inc. Employee Stock Purchase Plan (the "Employee Plan"), which provides eligible employees of the Company the opportunity to acquire stock in the Company through periodic payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the then current market price. The purchase price of the shares amounts to the lower of; 85% of the fair market value of the Company's common stock on the first day of the purchase period; or, 85% of the fair market value of the Company's common stock on the purchase date. As of December 31, 1997, the Company had collected $26,000 toward the purchase of stock under the Employee Plan and had not yet purchased any stock. A total of 500,000 shares have been reserved under the Employee Plan.

8. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES--The Company is committed under noncancelable operating leases expiring at various dates through June 2007. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $2,603,000, $1,039,000 and $847,000,
respectively.

    Future minimum annual rental payments required under noncancelable operating leases in excess of one year are as follows (in thousands):

Year ending December 31:
  1998.............................................................  $   2,577
  1999.............................................................      2,576
  2000.............................................................      2,170
  2001.............................................................      1,619
  2002.............................................................      1,399
  Thereafter.......................................................      5,808
                                                                     ---------
Total scheduled maturities.........................................  $  16,149
                                                                     ---------
                                                                     ---------

    LETTERS OF CREDIT--The Company has an agreement with its factor to facilitate the purchase of goods by issuing letters of credit to various companies overseas. The letters of credit are collateralized by inventories. At December 31, 1997, the Company had outstanding letters of credit of $5,314,000.

    CONSULTANT--In January 1998, the Company entered into a contract with a consultant for services through December 1998 for compensation of approximately $732,000. The Company has the option to continue with the consultant for an additional six months at the end of fiscal 1998.

    LITIGATION--On January 23, 1997, plaintiff Chaile Steinberg filed a purported class action against the Company and certain other defendants on behalf of individuals who purchased the Company's common stock in the initial public offering pursuant to the Registration Statement and Prospectus ("Prospectus"), dated February 22, 1996, and on the open market from February 22, 1996 through January 14, 1997 (the "Class Period"). In addition to naming the Company, the plaintiffs Igor Glaudnikov, Cara Debra Marks

                          MOSSIMO, INC. AND SUBSIDIARY

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) and Lois Burke filed a second related action against the same defendants. The two cases were subsequently consolidated by court order, dated May 19, 1997. Both Steinberg and Glaudnikov (collectively, the "State Actions") contain identical factual allegations, and only differ in the number of shares purchased by plaintiffs and the California residence of two of the plaintiffs in the Glaudnikov action.

    The State Actions allege that defendants made false and misleading statements and intentionally concealed material negative information in the Prospectus and afterward during the Class Period, which artificially inflated prices for the Company's common stock. Plaintiffs contend that the class was damaged in an unspecified amount as a result of this artificial inflation of the Company's stock price.

    On September 23, 1997, a federal class action complaint was filed on behalf of plaintiff James Frenkil by the same law firm that represents the plaintiffs in the State Actions. One of the named plaintiffs in the federal action is a plaintiff in the State Actions. The class period and precipitating events are the same as in the State Actions, but the federal complaint purports to allege violations of certain federal securities laws. On October 17, 1997, the judge stayed the federal action pending resolution of the State Actions.

    Defendants filed demurrers in the State Actions, challenging the legal sufficiency of the complaints. On June 26, 1997, the judge sustained the defendant's general demurrer to the complaints in the State Actions, finding that neither complaint pleaded facts sufficient to constitute causes of action against the defendants. The judge sustained the demurrer as to four of the causes of action with leave to amend, and as to the fifth cause of action for unlawful, unfair or fraudulent business practices and false or misleading advertising without leave to amend. Since that time, no amended complaint nor motion for class certification has been filed by the plaintiffs.

    Although the outcome of the litigation cannot be predicted with certainty, management believes that the Company has meritorious defenses to the claims alleged and intends to defend this action with vigor.

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

9. MAJOR CUSTOMERS

    During the years ended December 31, 1997, 1996 and 1995, sales to one department store customer in its various regions represented approximately 12.8%, 10.5% and 10.9% of net sales, respectively. A decision by a significant customer to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material effect on the Company's financial condition and results of operations.

10. ROYALTY INCOME, NET

    The Company has licensing agreements with several unrelated companies for the use of its trademarks and designs. Royalty payments are due on a monthly or quarterly basis and range from 4% to 12% of the licensee's sales. Royalty income, net of direct expenses, for the years ended December 31, 1997, 1996 and 1995 was $3,798,000, $3,919,000 and $3,413,000, respectively.

                          MOSSIMO, INC. AND SUBSIDIARY

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

12. STOCKHOLDERS' EQUITY

    COMMON STOCK--In February 1996, the Company completed an initial public offering of 2,000,000 shares of the Company's common stock for $18.00 per share, generating proceeds to the Company after underwriting discounts and expenses of approximately $32,100,000.

    In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholder $17,600,000, representing previously earned and undistributed taxable S corporation earnings in the form of promissory notes (S distribution notes). The estimated remaining amount payable to stockholder for previously earned and undistributed taxable S Corporation earnings under the S distribution notes was $362,000 and $427,000 at December 31, 1997 and 1996, respectively.

    In accordance with a regulation of the Securities and Exchange Commission, the Company reclassified $1,901,000 from additional paid-in capital for that portion of the previously earned and undistributed taxable S corporation earnings which was in excess of the balance of retained earnings at the date of termination of the Company's S corporation status.

    1995 STOCK OPTION PLAN--In December 1995, the Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and certain advisors or consultants to the Company. A total of 1,500,000 shares have been reserved for issuance under the 1995 Plan.

    1995 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN--The Company's Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 30,000 shares of common stock on the date of such director's initial election or appointment to the Board of Directors and (ii) an option to purchase 3,000 shares of common stock on each anniversary thereof on which the director remains on the Board of Directors. A total of 250,000 shares have been reserved under the Directors Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant.

                          MOSSIMO, INC. AND SUBSIDIARY

12. STOCKHOLDERS' EQUITY (CONTINUED)
    Changes in shares under option for the 1995 Plan and the Directors Plan (the "Plans") are summarized as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                              1997                  1996
                                                        WEIGHTED AVERAGE      WEIGHTED AVERAGE
                                                      --------------------  --------------------
                                                       SHARES      PRICE     SHARES      PRICE
                                                      ---------  ---------  ---------  ---------
Outstanding, beginning of year......................    494,500  $   20.23     --         --
  Granted...........................................     90,600       7.56    498,500  $   20.22
  Exercised.........................................     --         --         --         --
  Canceled..........................................    179,500      18.85      4,000      18.00
                                                      ---------  ---------  ---------  ---------
Outstanding, end of year............................    405,600  $   18.02    494,500  $   20.23
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

Options exercisable, end of year....................    113,832  $   20.70     --         --
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

Weighted average fair value of options granted
  during the year...................................             $    4.16             $    7.22
                                                                 ---------             ---------
                                                                 ---------             ---------

    Outstanding stock options for the Plans at December 31, 1997 consist of the following:

                                                  OPTIONS OUTSTANDING
                                        ---------------------------------------   OPTIONS EXERCISABLE
                                                      WEIGHTED                   ----------------------
                                                       AVERAGE       WEIGHTED                WEIGHTED
   RANGE OF                                           REMAINING       AVERAGE                 AVERAGE
EXERCISE PRICES                          SHARES         LIFE           PRICE      SHARES       PRICE
--------------------------------------  ---------  ---------------  -----------  ---------  -----------
$7.00 -  $8.50........................     58,100           9.3      $    7.53      --       $  --
18.00 -  25.375.......................    347,500           8.3          19.77     113,832       20.70
                                                             --
                                        ---------                   -----------  ---------  -----------
$7.00 - $25.375.......................    405,600           8.4      $   18.02     113,832   $   20.70
                                                             --
                                                             --
                                        ---------                   -----------  ---------  -----------
                                        ---------                   -----------  ---------  -----------

    The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 1997 and 1996 assuming risk-free interest rates of 5.75% and 5.2%, respectively, volatility of 106% and 30%, respectively, zero dividend yield and expected lives of five years for all periods. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock. If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net (loss) income and net (loss) income per share

                          MOSSIMO, INC. AND SUBSIDIARY

12. STOCKHOLDERS' EQUITY (CONTINUED)
would have resulted in the approximate pro forma amounts indicated below for the years ended December 31:

                                                                            1997       1996
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Actual net (loss) income...............................................  $  (18,736) $  12,630
Pro forma net (loss) income............................................     (19,113)    12,111
Actual net (loss) income per share:
  Basic and diluted....................................................  $    (1.25) $    0.84
Pro forma net (loss) income per share:
  Basic and diluted....................................................  $    (1.27) $    0.81

    As of December 31, 1997 there were 1,344,400 shares of common stock under the Plans that were available for future grant.

                          MOSSIMO, INC. AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                        ADDITIONS
                                                         BALANCE AT    CHARGED TO                     BALANCE AT
                                                         BEGINNING      COSTS AND                        END
                                                         OF PERIOD      EXPENSES       DEDUCTIONS     OF PERIOD
                                                        ------------  -------------  --------------  ------------
Year ended December 31, 1997:
  Allowance for doubtful accounts.....................  $    700,000  $     406,000  $     (215,000) $    891,000
  Allowance for sales returns, markdowns and
    chargebacks.......................................     1,165,000     11,578,000     (10,252,000)    2,491,000

Year ended December 31, 1996:
  Allowance for doubtful accounts.....................  $    415,000  $     535,000  $     (250,000) $    700,000
  Allowance for sales returns, markdowns and
    chargebacks.......................................       190,000      7,549,000      (6,574,000)    1,165,000

Year ended December 31, 1995:
  Allowance for doubtful accounts.....................  $    162,000  $     388,000  $     (135,000) $    415,000
  Allowance for sales returns, markdowns and
    chargebacks.......................................       140,000      2,489,000      (2,439,000)      190,000