Form 10-Q
period 1998-03-31
MOSSIMO INC
filed 1998-05-15
CIK 1005181

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        Commission File Number: 1-14208

                                   MOSSIMO, INC.

               (Exact name of Registrant as specified in its charter)

                DELAWARE                                   33-0684524
     (State or other jurisdiction of                (I.R.S. Employer ID No.)
       incorporation or organization)

              9 PASTEUR
          Irvine, California                               92618-2215
        (Address of principal                              (Zip Code)
         executive offices)

                                   (714) 789-0200
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Common Stock, par value                       15,008,592
              $.001 per share                 (Outstanding on May 15, 1998)
                 (Class)

                              Exhibit Index on Page 12

                                    MOSSIMO, INC.

                                 INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
ITEM 1 - Financial Statements:

Condensed consolidated balance sheets as of March 31,
    1998 (unaudited) and December 31, 1997. . . . . . . . . . . . . . .    2

Condensed consolidated statements of operations for the
    three months ended March 31, 1998 and 1997 (unaudited). . . . . . .    3

Condensed consolidated statements of cash
    flows for the three months ended March 31,
    1998 and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . .    4

Notes to condensed consolidated financial statements  . . . . . . . . .    5


ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . .   7


PART II - OTHER INFORMATION

ITEM 2 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                            MOSSIMO, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                                     MARCH 31,    DECEMBER 31,
                                                       1998           1997
                                                     ---------    ------------
                                                    (UNAUDITED)
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . .   $    414       $    655
  Accounts receivable, net. . . . . . . . . . . .      2,928          2,473
  Due from factor, net. . . . . . . . . . . . . .      4,007          4,001
  Refundable taxes. . . . . . . . . . . . . . . .        346          5,505
  Inventories . . . . . . . . . . . . . . . . . .     13,176         14,437
  Prepaid expenses and other current assets . . .        323            296
                                                    --------       --------
    Total current assets. . . . . . . . . . . . .     21,194         27,367


PROPERTY AND EQUIPMENT, net . . . . . . . . . . .      8,795          9,182
OTHER ASSETS. . . . . . . . . . . . . . . . . . .        276            275
                                                    --------       --------
                                                    $ 30,265       $ 36,824
                                                    --------       --------
                                                    --------       --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Line of credit. . . . . . . . . . . . . . . . .    $ 4,024        $ 6,962
  Accounts payable. . . . . . . . . . . . . . . .      2,295          4,126
  Accrued liabilities . . . . . . . . . . . . . .      2,319          2,389
  Current portion of long-term debt . . . . . . .         38             41
  S distribution note . . . . . . . . . . . . . .        343            362
                                                    --------       --------
    Total current liabilities . . . . . . . . . .      9,019         13,880

DEFERRED ROYALTY INCOME . . . . . . . . . . . . .        419            450
DEFERRED RENT . . . . . . . . . . . . . . . . . .         44             68
LONG-TERM DEBT, net of current portion. . . . . .         24             31

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized
    shares 3,000,000, no shares issued
      or outstanding. . . . . . . . . . . . . . .          -              -
  Common stock, par value $.001; authorized shares
    30,000,000, issued and outstanding
    15,008,592 - 1998 and 15,000,000 - 1997 . . .         15             15
  Additional paid-in capital. . . . . . . . . . .     31,417         31,386
  Accumulated deficit . . . . . . . . . . . . . .    (10,673)        (9,006)
                                                    --------       --------
    Total stockholders' equity. . . . . . . . . .     20,759         22,395
                                                    --------       --------
                                                    $ 30,265       $ 36,824
                                                    --------       --------
                                                    --------       --------

            See accompanying notes to consolidated financial statements.

                            MOSSIMO, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                     --------------------
                                                        1998        1997
                                                     --------    --------
                                                    (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . . .    $14,436        $24,016
Cost of sales . . . . . . . . . . . . . . . . . .     10,688         16,931
                                                     -------        -------
    Gross profit. . . . . . . . . . . . . . . . .      3,748          7,085
Royalty income, net . . . . . . . . . . . . . . .      1,109          1,425
                                                     -------        -------
                                                       4,857          8,510
OPERATING EXPENSES:
    General and administrative. . . . . . . . . .      2,972          3,454
    Selling . . . . . . . . . . . . . . . . . . .      1,975          2,553
    Marketing . . . . . . . . . . . . . . . . . .        577          2,227
    Design. . . . . . . . . . . . . . . . . . . .        774          1,146
                                                     -------        -------
        Total operating expenses. . . . . . . . .      6,298          9,380
                                                     -------        -------
        Operating loss. . . . . . . . . . . . . .     (1,441)          (870)
                                                     -------        -------

OTHER (EXPENSE) INCOME:
    Other, net. . . . . . . . . . . . . . . . . .        (48)             -
    Interest, net . . . . . . . . . . . . . . . .       (178)            40
                                                     -------        -------
        Net other (expense) income. . . . . . . .       (226)            40
                                                     -------        -------
Loss before benefit for income taxes. . . . . . .     (1,667)          (830)
Benefit for income taxes. . . . . . . . . . . . .          -           (332)
                                                     -------        -------
Net loss. . . . . . . . . . . . . . . . . . . . .    $(1,667)       $  (498)
                                                     -------        -------
                                                     -------        -------
Net loss per common share
    Basic and diluted . . . . . . . . . . . . . .    $  (.11)       $  (.03)
                                                     -------        -------
                                                     -------        -------

Weighted average common shares outstanding
    Basic and diluted . . . . . . . . . . . . . .     15,009         15,000
                                                     -------        -------
                                                     -------        -------

          See accompanying notes to consolidated financial statements.

                           MOSSIMO, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                       --------------------
                                                          1998      1997
                                                       --------------------
                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . .   $ (1,667)     $    (498)
Adjustment to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization . . . . . . . .        560            302
    Loss on disposition of property
      and equipment . . . . . . . . . . . . . . .         48             18
    Deferred rent . . . . . . . . . . . . . . . .        (40)            (9)
    Provision for doubtful receivables. . . . . .         15            113
    Changes in:
        Accounts receivable . . . . . . . . . . .       (470)        (1,507)
        Due from factor . . . . . . . . . . . . .         (6)        (1,146)
        Inventories . . . . . . . . . . . . . . .      1,261         (1,698)
        Prepaid expenses and other
          current assets. . . . . . . . . . . . .        (27)        (1,356)
        Other assets. . . . . . . . . . . . . . .        (32)           (56)
        Accounts payable. . . . . . . . . . . . .     (1,831)         1,629
        Accrued liabilities . . . . . . . . . . .        (73)         1,037
        Refundable taxes. . . . . . . . . . . . .      5,159           (437)
                                                     -------        -------
        Net cash provided by (used in)
          operating activities. . . . . . . . . .      2,897         (3,608)
                                                     -------        -------

CASH FLOWS FROM INVESTING ACTIVITY -
Payments for acquisition of property
  and equipment . . . . . . . . . . . . . . . . .       (221)        (2,455)
                                                     -------        -------
        Net cash used in investing activities . .       (221)        (2,455)
                                                     -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in line of credit . . . . . . . . . .     (2,938)         1,000
 Proceeds from issuance of common stock . . . . .         31              -
 Repayment of long-term debt. . . . . . . . . . .        (10)           (49)
                                                     -------        -------
        Net cash provided by (used in)
          financing activities. . . . . . . . . .     (2,917)           951
                                                     -------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . .       (241)        (5,112)
CASH AND CASH EQUIVALENTS, beginning of period. .        655          7,007
                                                     -------        -------
CASH AND CASH EQUIVALENTS, end of period. . . . .       $414        $ 1,895
                                                     -------        -------
                                                     -------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    Cash paid during the period for:
        Interest. . . . . . . . . . . . . . . . .    $   123           $ 18
                                                     -------        -------
                                                     -------        -------
        Income taxes. . . . . . . . . . . . . . .    $     -         $  142
                                                     -------        -------
                                                     -------        -------

          See accompanying notes to consolidated financial statements.

                         MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND ACCOUNTING POLICIES

     Mossimo, Inc. and subsidiary ("Mossimo" or the "Company") designs, sources and markets a lifestyle collection of contemporary men's and women's sportswear and men's activewear bearing Mossimo-Registered Trademark-trademarks. The Company also designs, sources and markets men's and women's eyewear, and licenses its trademarks for use in collections of women's swimwear and bodywear, men's neckwear, men's tailored clothing, men's hosiery and men's and women's accessories. The Company distributes its products to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as two signature retail stores and one outlet store in Southern California.

     The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997 on Form 10-K.

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of March 31, 1998 and December 31, 1997, and the consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998.

     Certain reclassifications have been made in the audited consolidated 1997 financial statements to conform to the 1998 presentation.

     The company computes loss per share pursuant to SFAS No. 128, EARNINGS PER SHARE, which requires the dual presentation of Basic and Diluted Earnings per share. The Company adopted this pronouncement in fiscal 1997 and has restated prior periods to reflect the adoption of SFAS No. 128. Common stock equivalents consisted of outstanding stock options totaling 515,800 and 555,000 as of March 31, 1998 and 1997, respectively. Common stock equivalents have not been included in the calculation of diluted loss per share as their effect would have been anti-dilutive on both periods.

                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  --------------------
                                                                      1998      1997
                                                                     ------    ------

Basic weighted average shares outstanding during the period. . .     15,009    15,000
Dilutive effect of stock options . . . . . . . . . . . . . . . .          -         -
                                                                     ------    ------
Weighted average common shares outstanding
    Basic and diluted. . . . . . . . . . . . . . . . . . . . . .     15,009    15,000
                                                                     ------    ------
                                                                     ------    ------

2.   CREDIT FACILITY

     In April 1998, the Company's credit facility was amended to a $15.0 million revolving credit line, which is collateralized by inventory, receivables, machinery and equipment and tradenames. The Company's borrowings under the amended agreement are limited to eligible inventory and receivables. Advances under the amended agreement bear interest at the prime rate plus 0.5%. Whereas the Company's factoring and finance agreements run through June 1, 2000, the revolving line is committed through January 1, 1999 with an extension through March 31, 1999, subject to certain conditions.

     Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of nonrecourse accounts receivable in exchange for a fee. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves of a sale to a customer and the Company decides to proceed with the sale, the Company bears the credit risk. The factoring agreement is in force until June 1, 2000.

3.   COMMITMENTS AND CONTINGENCIES

     LITIGATION - On January 23, 1997, plaintiff Chaile Steinberg filed a purported class action against the Company and certain other defendants on behalf of individuals who purchased the Company's common stock in the initial public offering pursuant to the Registration Statement and Prospectus ("Prospectus"), dated February 22, 1996, and on the open market from February 22, 1996 through January 14, 1997 (the "Class Period"). In addition to naming the Company, the plaintiffs Igor Glaudnikov, Cara Debra Marks and Lois Burke filed a second related action against the same defendants. The two cases were subsequently consolidated by court order, dated May 19, 1997.
Both Steinberg and Glaudnikov (collectively, the "State Actions") contain identical factual allegations, and only differ in the number of shares purchased by plaintiffs and the California residence of two of the plaintiffs in the Glaudnikov action.

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

     On September 23, 1997, a federal class action complaint was filed on behalf of plaintiff James Frenkil by the same law firm that represents the plaintiffs in the State Actions. One of the named plaintiffs in the federal action is a plaintiff in the State Actions. The class period and precipitating events are the same as in the State Actions, but the federal complaint purports to allege violations of certain federal securities laws. On October 17, 1997, the judge stayed the federal action pending further development in the State Actions.

     Defendants filed demurrers in the State Actions, challenging the legal sufficiency of the complaints. On June 26, 1997, the judge sustained the defendant's general demurrer to the complaints in the State Actions, finding that neither complaint pleaded facts sufficient to constitute causes of action against the defendants. The judge sustained the demurrer as to four of the causes of action with leave to amend, and as to the fifth cause of action for unlawful, unfair or fraudulent business practices and false or misleading advertising without leave to amend. Since that time, no amended complaint nor motion for class certification has been filed by the plaintiffs, although plaintiffs are continuing to conduct discovery in aid of amending their complaints.

     Although the outcome of the litigation cannot be predicted, management believes that the Company has meritorious defenses and intends to defend this action with vigor.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes the operations of Mossimo, Inc. and subsidiary for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 1997 on Form 10-K.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net sales decreased to $14.4 million in 1998 from $24.0 million in 1997. The decrease in net sales was primarily due to a 60.2% decline in Men's sales and a 31.3% decline in Women's sales. Net sales of the men's line, which represented 44.7% of the Company's net sales for the three months ended March 31, 1998, decreased to $6.5 million in 1998 from $16.2 million in 1997. The decrease in net sales of the men's line in 1998 was primarily due to reduced sales of tees and tanks, knitwear and wovens. The decline in the Men's line was partially offset by sales of the Moss line totaling $1.5 million. Net sales of the women's line, which represented approximately 32.0% of the Company's net sales for the three months ended March 31, 1998, decreased to $4.6 million in 1998 from $6.7 million in 1997. Net sales of the Company's eyewear decreased approximately 10.7% to $525,000 in 1998 from $588,000 in the same period last year.

     Gross profit decreased to $3.7 million in 1998 from $7.1 million in 1997. Gross profit as a percentage of net sales decreased to 26% in 1998, from 29.5% in 1997. The decrease resulted primarily from inventory writedowns necessitated by excessive inventory levels and lower than expected sales levels, resulting in the sales of such excessive inventory in discount channels.

     Royalty income decreased 22%, to $1.1 million in 1998 from $1.4 million in 1997. The decrease was primarily attributed to reduced sales by the company's licensees that carry swimwear, bodywear and accessory product categories. Management believes that sales of the Company's swimwear licensee were negatively impacted by poor weather conditions on the West Coast. Sales of the Company's accessory licensee declined due to a reduction in product categories offered in 1998 compared to 1997.

     Operating expenses decreased in all categories to $6.3 million in 1998 from $9.4 million in 1997. General and administrative expense decreased to $3.0 million in 1998 compared to $3.5 million in 1997, primarily due to reduced staffing and cost cutting measures. Selling expense decreased to $2.0 million in 1998 from $2.6 million in 1997, due to reduced sales commissions offset by an increased salary expense for in house sales representatives. Marketing expense decreased to $0.6 million in 1998 from $2.2 million in 1997, primarily due to reduction in print advertising and the elimination of certain New York fashion shows. Design expense decreased to $0.8 million in 1998 compared to $1.1 million in 1997, primarily due to reduced staffing and overall cost cutting measures in the design department.

     The Company had net interest expense of $178,000 in 1998 compared to net interest income of $40,000 in 1997. In 1998, the Company increased borrowings on the Company's credit facility due to the loss sustained by the Company in fiscal 1997.

     The Company recorded no tax benefit in 1998 as a result of its pretax loss compared with a tax benefit of $332,000 in 1997. Losses for 1998 and 1997 were benefited only to the extent the Company could apply for carryback claims in its income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund their working capital needs related to inventories, accounts receivable, and property and equipment acquisitions. Net cash provided by operating activities totaled approximately $2.9 million for the three months ended March 31, 1998. Cash utilized in operating activities was comprised of the Company's net loss of $1.7 million and cash used to pay down accrued liabilities of $1.9 million, offset by a Federal Tax refund of $5.2 million and a $1.3 million reduction in inventory. At March 31, 1998, working capital was approximately $12.2 million as compared to $33.4 million at March 31, 1997. The decline in working capital is due primarily to the loss sustained by the Company in fiscal 1997 and during the first quarter of 1998.

     The Company maintains a $15.0 million revolving credit line, which is collateralized by inventory, receivables, machinery and equipment and intangibles. The Company's borrowings under the agreement, which was amended in April 1998, are limited to eligible inventory and receivables. Advances under the amended agreement bear interest at the prime rate plus 0.5%. Whereas the Company's factoring and finance agreements run through June 1, 2000, the revolving line is committed through January 1, 1999 with an extension through March 31, 1999, subject to certain conditions.

     Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of nonrecourse accounts receivable in exchange for a fee. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves of a sale to a customer and the Company decides to proceed with the sale, the Company bears the credit risk. The factoring agreement is in force through June 1, 2000.

     In 1997, the Company began cost cutting measures to more align its expense level with its declining sales. Accordingly, the Company has reduced staffing levels, reduced compensation to existing staff and is reviewing other cost cutting measures which are planned to reduce operating expenses in fiscal 1998.

SEASONALITY

     The Company's business is impacted by general seasonal trends that are characteristic of the many companies in the apparel industry. However, due primarily to the declining sales experienced in 1997, past quarterly sales and operating trends have not reflected the normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

FORWARD LOOKING INFORMATION

     This report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998 the company adopted Statement of Financial Accounting Standards Board ("FASB") No. 130, REPORTING COMPREHENSIVE INCOME. The Company does not have any material comprehensive income to report.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way public companies report financial information about operating segments. The Company will adopt SFAS No. 131 in fiscal 1998, as required. This statement will affect disclosure and presentation in the financial statements but will not have a material impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

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

PART II - OTHER INFORMATION

ITEM 2 - LEGAL PROCEEDINGS (See Note 4 to Financial Statements)


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)       The following exhibits are included herein:

          3.1       Articles of Incorporation of the Company*

          3.2       Bylaws of the Company*

          27        Financial Data Schedule


     (b)  Reports on Form 8-K

               The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1998.

          * (Incorporated by reference from the Company's Registration Statement on Form S-1, File Number 33-80597)

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Mossimo, Inc.


      May 15, 1998                           /s/ John Brincko
                                             ---------------------------------
                                                 John Brincko
                                                 Chief Executive Officer and
                                                 President
                                                 (Principal Executive Officer)


      May 15, 1998                           /s/ Thora Thoroddsen
                                             ---------------------------------
                                                 Thora Thoroddsen
                                                 Secretary, Treasurer and
                                                 Controller
                                                 (Principal Accounting Officer)

                                 INDEX TO EXHIBITS

   Exhibit
   Number           Description
   ------           -----------
     3.1            Articles of Incorporation of the Company*

     3.2            Bylaws of the Company*

     3.2.1          Amendment to Bylaws dated March 4, 1998

     27             Financial Data Schedule

                    * (Incorporated by reference from the Company's Registration
                      Statement on Form S-1, File Number 33-80597)