Form 10-Q
period 1998-06-30
MOSSIMO INC
filed 1998-08-14
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 1-14208

                                  MOSSIMO, INC.

             (Exact name of Registrant as specified in its charter)

           DELAWARE                                           33-0684524
(State or other jurisdiction of                        (I.R.S. Employer ID No.)
incorporation or organization)

           9 PASTEUR
      IRVINE, CALIFORNIA                                     92618 -2215
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, par value                                15,011,529
    $.001 per share                         (Outstanding on August 13, 1998)
        (Class)

                            Exhibit Index on Page 13

                                  MOSSIMO, INC.

                               INDEX TO FORM 10-Q


                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements:

Condensed consolidated balance sheets as of June 30, 1998 (unaudited) and December 31, 1997......   2
Condensed consolidated statements of operations for the three months and
    six months ended June 30, 1998 and 1997 (unaudited) .........................................   3
Condensed consolidated statements of cash flows for the six months
    ended June 30, 1998 and 1997 (unaudited) ....................................................   4
Notes to condensed consolidated financial statements ............................................   5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ..   7

PART II - OTHER INFORMATION
ITEM 1 - Legal Proceedings ......................................................................  12
ITEM 4 - Submission of Matters to a Vote of Security Holders.....................................  12
ITEM 6 - Exhibits and Reports on Form 8-K .......................................................  12

SIGNATURES ......................................................................................  13

EXHIBIT INDEX ...................................................................................  14

EXHIBITS ........................................................................................  15


                          MOSSIMO, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JUNE 30,           DECEMBER 31,
                                                                      1998                 1997
                                                                   -----------         ------------
                                                                   (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................       $    364            $    655
  Accounts receivable, net...................................          1,694               2,473
  Due from factor, net.......................................          4,993               4,001
  Refundable taxes...........................................            346               5,505
  Inventories................................................         12,783              14,437
  Prepaid expenses and other current assets..................            386                 296
                                                                   ---------          ----------
    Total current assets.....................................         20,566              27,367

PROPERTY AND EQUIPMENT, net..................................          5,534               9,182
OTHER ASSETS.................................................            191                 275
                                                                  ----------          ----------
                                                                     $26,291             $36,824
                                                                  ----------          ----------
                                                                  ----------          ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit.............................................        $ 5,660             $ 6,962
  Accounts payable...........................................          2,267               4,126
  Accrued liabilities........................................          2,896               2,389
  Current portion of long-term debt..........................             34                  41
  S distribution note........................................            310                 362
                                                                   ---------            --------
    Total current liabilities................................         11,167              13,880

DEFERRED ROYALTY INCOME......................................            387                 450
DEFERRED RENT................................................             39                  68
LONG-TERM DEBT, net of current portion.......................             17                  31

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized
    shares 3,000,000, no shares issued or outstanding........              -                   -
  Common stock, par value $.001; authorized shares
    30,000,000, issued and outstanding
    15,008,592 - 1998 and 15,000,000 - 1997..................             15                  15
  Additional paid-in capital.................................         31,417              31,386
  Accumulated deficit .......................................        (16,751)             (9,006)
                                                                   ----------          ---------
    Total stockholders' equity...............................         14,681              22,395
                                                                    --------            --------
                                                                     $26,291             $36,824
                                                                  ----------          ----------
                                                                  ----------          ----------



      See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATE)


                                                  THREE MONTHS              SIX MONTHS
                                                  ENDED JUNE 30,          ENDED JUNE 30,
                                              ---------------------    ---------------------
                                                1998         1997        1998         1997
                                              ----------   --------    ---------   ---------
                                                   (UNAUDITED)              (UNAUDITED)

Net sales ..................................   $ 11,494    $ 17,611    $ 25,930    $ 41,627
Cost of sales ..............................      9,497      11,698      20,185      28,629
                                               --------    --------    --------    --------
    Gross profit ...........................      1,997       5,913       5,745      12,998
Royalty income, net ........................        722       1,183       1,831       2,608
                                               --------    --------    --------    --------
                                                  2,719       7,096       7,576      15,606
                                               --------    --------    --------    --------
OPERATING EXPENSES:
    General and administrative .............      2,661       2,820       5,633       6,274
    Selling ................................      1,198       1,842       3,173       4,395
    Marketing ..............................        475       1,559       1,052       3,786
    Design .................................        508         770       1,282       1,916
    Lease Restructuring ....................      3,798           -       3,798           -
                                               --------    --------    --------    --------
        Total operating expenses ...........      8,640       6,991      14,938      16,371
                                               --------    --------    --------    --------
        Operating income (loss) ............     (5,921)        105      (7,362)       (765)
                                               --------    --------    --------    --------

OTHER (EXPENSE) INCOME:
    Other, net .............................        (25)        (14)        (73)        (14)
    Interest, net ..........................       (132)        (16)       (310)         24
                                               --------    --------    --------    --------
        Net other (expense) income .........       (157)        (30)       (383)         10
                                               --------    --------    --------    --------
Income (loss) before provision (benefit)
    for income taxes .......................     (6,078)         75      (7,745)       (755)
Provision (benefit) for income taxes .......          -          30           -        (302)
                                               --------    --------    --------    --------
Net income (loss) ..........................   $ (6,078)   $     45    $ (7,745)   $   (453)
                                               --------    --------    --------    --------
                                               --------    --------    --------    --------

Net loss per common share -
    Basic and diluted ......................   $   (.41)    $     -     $  (.52)   $   (.03)
                                               --------    --------    --------    --------
                                               --------    --------    --------    --------

Weighted average common shares outstanding -
    Basic and diluted ......................     15,009      15,020      15,009      15,000
                                               --------    --------    --------    --------
                                               --------    --------    --------    --------


      See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                              -------------------
                                                                                1998        1997
                                                                               ------      ------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................   $(7,745)   $  (453)
Adjustment to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ..........................................     1,056        687
    Loss on disposition of property and equipment ..........................     2,863         20
    Deferred rent ..........................................................       (29)       (14)
    Provision for doubtful receivables .....................................       140        135
    Deferred income taxes ..................................................         -         96
    Changes in:
        Accounts receivable ................................................       639       (372)
        Due from factor ....................................................      (992)     5,499
        Inventories ........................................................     1,654     (2,536)
        Refundable taxes ...................................................     5,159       (503)
        Prepaid expenses and other current assets ..........................       (90)      (677)
        Other assets .......................................................       (31)       (43)
        Accounts payable ...................................................    (1,859)    (2,192)
        Accrued liabilities ................................................       507        485
                                                                                ------     ------
Net cash provided by operating activities ..................................     1,272        132
                                                                                ------     ------

CASH FLOWS FROM INVESTING ACTIVITITES:
Payments for acquisition of property and equipment .........................      (271)    (4,978)
                                                                                ------     ------
        Net cash used in investing activities ..............................      (271)    (4,978)
                                                                                ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit ...............................................    (1,302)         -
Proceeds from issuance of common stock .....................................        31          -
Repayment of long-term debt ................................................       (21)       (70)
                                                                                ------     ------
        Net cash provided by financing activities ..........................    (1,292)       (70)
                                                                                ------     ------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................      (291)    (4,916)
CASH AND CASH EQUIVALENTS, beginning of period .............................       655      7,007
                                                                                ------     ------
CASH AND CASH EQUIVALENTS, end of period ...................................    $  364     $2,091
                                                                                ------     ------
                                                                                ------     ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest ...........................................................    $  238     $   82
                                                                                ------     ------
                                                                                ------     ------
        Income taxes .......................................................    $    -     $  142
                                                                                ------     ------
                                                                                ------     ------


      See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Organization and Accounting Policies

Organization
------------
     Mossimo Inc. and subsidiary ("Mossimo" or the "Company") designs, sources and markets a lifestyle collection of contemporary men's and women's denim based sportswear with fashion elements, and men's activewear bearing Mossimo(R) trademarks. The Company also designs, sources and markets men's and women's eyewear, and licenses its trademarks for use in collections of women's swimwear and bodywear, men's neckwear, men's tailored clothing, men's hosiery and men's and women's accessories. The Company distributes its products to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as one signature retail store and one outlet store in Southern California.

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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of June 30, 1998 and December 31, 1997, the consolidated statements of operations for the three months and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998.

     Certain reclassifications have been made in the audited consolidated 1997 financial statements to conform to the 1998 presentation.

Income (Loss) Per Share
-----------------------
     The company computes income (loss) per share pursuant to SFAS No. 128, EARNINGS PER SHARE, which requires the dual presentation of Basic and Diluted Earnings per share. The Company adopted this pronouncement in fiscal 1997 and has restated prior periods to reflect the adoption of SFAS No. 128. Common stock equivalents consisted of outstanding stock options totaling 576,333 and 512,100 as of June 30, 1998 and 1997, respectively. Common stock equivalents have not been included in the calculation of diluted loss per share as their effect would have been anti-dilutive for all periods presented.


                                                                SIX MONTHS
                                                               ENDED JUNE 30,
                                                              1998      1997
                                                             ------    -----
Basic weighted average shares outstanding during the period   15,009   15,000
Dilutive effect of stock options ..........................        -        -
                                                             -------   ------
Weighted average common shares outstanding
          Basic and diluted ...............................   15,009   15,000
                                                             -------   ------
                                                             -------   ------

2.   Credit Facility

     In April 1998, the Company's credit facility was amended to provide for a $15.0 million revolving credit line, which is collateralized by inventory, receivables, machinery and equipment and tradenames. The Company's borrowings under the amended agreement are limited to eligible inventory and receivables. Advances under the amended agreement bear interest at the prime rate plus 0.5%. The Company's revolving line is committed through January 1, 1999 with an extension through March 31, 1999, subject to certain conditions.

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

3.   Lease Restructuring

     During the quarter ended June 30, 1998, the Company completed a lease restructure resulting in a charge of $3.8 million. The lease restructure charge includes (i) $2.7 million in corporate lease restructuring expenses and costs, including the write-down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for closing the Company's Pasadena retail store.

4.   Commitments and Contingencies

     LITIGATION - On January 23, 1997, plaintiff Chaile Steinberg filed a purported class action suit against the Company and certain other defendants on behalf of individuals who purchased the Company's common stock in the initial public offering pursuant to the Registration Statement and Prospectus ("Prospectus"), dated February 22, 1996, and on the open market from February 22, 1996 through January 14, 1997 (the "Class Period"). In addition to naming the Company, the plaintiffs Igor Glaudnikov, Cara Debra Marks and Lois Burke filed a second related action against the same defendants. The two cases were subsequently consolidated by court order, dated May 19, 1997. Both Steinberg and Glaudnikov (collectively, the "State Actions") contain identical factual allegations, and only differ in the number of shares purchased by plaintiffs and the California residence of two of the plaintiffs in the Glaudnikov action.

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

     Defendants filed demurrers in the State Actions, challenging the legal sufficiency of the complaints. On June 26, 1997, the judge sustained the defendant's general demurrer to the complaints in the State Actions, finding that neither complaint pleaded facts sufficient to constitute causes of action against the defendants. The judge sustained the demurrer as to four of the causes of action with leave to amend, and as to the fifth cause of action for unlawful, unfair or fraudulent business practices and false or misleading advertising without leave to amend. On July 9, 1998, plaintiffs filed their first amended consolidated complaint. Defendants must file their response to that complaint on or before September 22, 1998.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Net sales decreased to $11.5 million during the second quarter of 1998 from $17.6 million in the corresponding quarter in 1997. The decrease in net sales was primarily due to a 64% decline in sales for the men's line. Net sales of the men's line, which represented 38% of the Company's net sales for the three months ended June 30, 1998, decreased to $4.3 million in 1998 from $11.9 million in 1997. The reduction was primarily in activewear sales to specialty stores and chains. This correlates with the Company's strategy to narrow its product base and emphasize the denim based sportswear business, which offers the strongest growth potential. Net sales of the women's line, which represents 37% of the Company's net sales for the three months ended June 30, 1998, increased to $4.2 million in 1998 from $3.9 million in 1997. Net sales of the Company's eyewear decreased approximately 50% to $600,000 in 1998 from $1.2 million in 1997. This was primarily due to a decrease in sales of the Moss line.

     Gross profit decreased to $2.0 million during the second quarter of 1998 from $5.9 million in the corresponding quarter in 1997. Gross profit as a percentage of net sales decreased to 17% in this period from 34% in the second quarter of 1997. The decrease in gross profit resulted primarily from sales of excessive inventory at discounted prices. However, gross profit as a percentage of net sales, excluding excessive inventory sales, decreased to 32% from 37% in 1997. This reduction in gross profit is primarily due to lower sales of higher margin activewear products, such as T-shirts and walk shorts.

     Royalty income decreased 39%, to $700,000 during the second quarter of 1998 from $1.2 million in the corresponding quarter in 1997. The decrease was primarily attributed to reduced sales by the Company's licensees that carry swimwear, bodywear and accessory product categories. Management believes that sales of the Company's swimwear licensee were negatively impacted, in part, by poor weather conditions on the West Coast. Sales of the Company's accessory licensee declined due to a reduction in product categories offered in 1998 compared to 1997. This decline reflects the company's strategic decision to restructure its accessory product offerings by finding new, more aggressive licensees with the ability to market at a department store level. This decision is in line with the Company's overall goal to focus on department store accounts which the Company believes may provide a more solid base for future growth.

     Operating expenses increased to $8.6 million in 1998 from $7.0 million in 1997. The increase was primarily due to a lease restructuring charge of $3.8 million, which was finalized in the second quarter of 1998. The lease restructure charge includes (i) $2.7 million in corporate lease restructuring expenses and costs, including the write-down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for closing the Company's Pasadena retail store.

     During 1998, the Company has reevaluated its office and facilities requirements and has agreed to relinquish its existing space for its corporate headquarters and approximately half of the space for its warehouse/distribution. This lease restructuring relieves the Company of annual rental obligations of approximately $1.0 million. The Company is currently negotiating for new offices with approximately 15,000 to 20,000 square feet and a lease term obligation of less than 3 years with total annual rent of approximately $300,000. The Company, accordingly, anticipates a reduction in annual rental obligations of approximately $700,000.

     Operating expenses, excluding the lease restructuring charge, decreased to $4.8 million during the second quarter of 1998 from $7.0 million during the second quarter of 1997. Such decrease was primarily due to reduced sales commissions, reduced staffing, a reduction in print advertising and overall cost cutting measures; offset by increased salary expense for in house sales representatives.

     Net interest expense increased to $132,000 during the second quarter of 1998 from $16,000 during the second quarter of 1997. In 1998, the Company increased borrowings on the Company's credit facility primarily due to the loss sustained by the Company in fiscal 1997.

     The Company recorded no tax benefit in 1998 as a result of its pretax loss compared with a tax provision of $30,000 in 1997. A tax benefit will be recorded only to the extent the company can apply for carryback claims in its income tax returns.

     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Net sales decreased to $25.9 million during the six months ended June 30, 1998 from $41.6 million during the six months ended June 30, 1997. The decrease in net sales was primarily due to a 62% decline in sales for the men's line and a 17% decline in women's sales. Net sales of the men's line, which represented 42% of the Company's net sales for the six months ended June 30, 1998, decreased to $10.8 million in 1998 from $28.1 million in 1997. The reduction was primarily in activewear sales to specialty stores and chains. This correlates with the Company's strategy to narrow its product base and emphasize the denim based sportswear business, which offers the strongest growth potential. The decline in the men's line was partially offset by sales of the Moss line totaling $2.1 million. Net sales of the women's line, which represented approximately 34% of the Company's net sales for the six months ended June 30, 1998, decreased to $8.8 million in 1998 from $10.7 million in 1997. Net sales of the Company's eyewear decreased approximately 34% to $1.2 million during the first half of 1998 from $1.8 million in the same period last year. This was primarily due to a decrease in sales of the Moss line.

     Gross profit decreased to $5.7 million during the first half of 1998 from $13.0 million during the first half of 1997. Gross profit as a percentage of net sales decreased to 22% during this period from 31% during this period in 1997. The decrease in gross profit resulted primarily from sales of excessive inventory at discounted prices. However, gross profit as a percentage of net sales, excluding excessive inventory sales, decreased to 32% during this period from 35% during this period in 1997. This reduction in gross profit is primarily due to lower sales of higher margin activewear products, such as T-shirts and walk shorts.

     Royalty income decreased 30%, to $1.8 million during the first half of 1998 from $2.6 million during the fist half of 1997. The decrease was primarily attributed to reduced sales by the Company's licensees that carry swimwear, bodywear and accessory product categories. Management believes that sales of the Company's swimwear licensee were negatively impacted, in part, by poor weather conditions on the West Coast. Sales of the Company's accessory licensee declined due to a reduction in product categories offered during this period in 1998 compared to the corresponding period in 1997. This decline reflects the company's strategic decision to restructure its accessory product offerings by finding new, more aggressive licensees with the ability to market at a department store level. This decision is in line with the Company's overall goal to focus on department store accounts which the Company believes may provide a more solid base for future growth.

     Operating expenses decreased to $17.9 million during the first six months of 1998 from $16.4 million during the first six months of 1997. Included in the 1998 operating expenses is a lease restructuring charge of $3.8 million, which was finalized in the second quarter of 1998. The lease restructure charge includes (i) $2.7 million in corporate lease restructuring expenses and costs, including the write-down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for closing the Company's Pasadena retail store.

     During 1998, the Company has reevaluated its office and facilities requirements and has agreed to relinquish its existing space for its corporate headquarters and approximately half of the space for its warehouse/distribution. This lease restructuring relieves the Company of annual rental obligations of approximately $1.0 million. The Company is currently negotiating for new offices with approximately 15,000 to 20,000 square feet and a lease term obligation of less than 3 years with total annual rent of approximately $300,000. The Company, accordingly, anticipates a reduction in annual rental obligations of approximately $700,000.

     Operating expenses, excluding the lease restructuring charge, decreased to $11.1 million during the first six months of 1998 from $16.4 million during the first six months of 1997. Such decrease was primarily due to reduced sales commissions, reduced staffing, a reduction in print advertising, the elimination of certain fashion shows and overall cost cutting measures; offset by increased salary expense for in house sales representatives

     The Company had net interest expense of $310,000 during the first six months of 1998 compared to net interest income of $24,000 during the first six months of 1997. In 1998, the Company increased borrowings on the Company's credit facility primarily due to the loss sustained by the Company in fiscal 1997.

     The Company recorded no tax benefit in 1998 as a result of its pretax loss compared with a tax benefit of $302,000 in 1997. A tax benefit will be recorded only to the extent the Company can apply for carryback claims in its income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund the Company's working capital needs related to inventories, accounts receivable, and property and equipment acquisitions. Net cash provided by operating activities totaled $1.3 million for the six months ended June 30, 1998. Cash utilized in operating activities was comprised of the Company's net loss during this period of $7.7 million and cash used to pay down accrued liabilities of $1.4 million, offset by a Federal Tax refund of $5.2 million, a $1.7 million reduction in inventory and the non-cash charge of $2.8 million associated with the write-down of assets related to the lease restructuring. At June 30, 1998, working capital was approximately $9.4 million as compared to $13.5 million at December 31, 1997. The decline in working capital is due to a $1.7 million reduction in inventory, the collection of the refundable taxes and funding of the loss sustained by the Company during the first two quarters of 1998; partially offset by reductions in current liabilities.

     The Company maintains a $15.0 million revolving credit line, which is collateralized by inventory, receivables, machinery and equipment and intangibles. The Company's borrowings under the agreement, which was amended in April 1998, are limited to eligible inventory and receivables. Advances under the amended agreement bear interest at the prime rate plus 0.5%. The revolving line is committed through January 1, 1999 with an extension through March 31, 1999, subject to certain conditions. As of June 30, 1998 the Company had $3.0 million available on the revolving line of credit. The Company was also in compliance with all debt covenants.

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

     In 1997, the Company began cost cutting measures to more align its expense level with its declining sales. Accordingly, the Company has reduced staffing levels, reduced compensation to existing staff and is reviewing other cost cutting measures which are designed to reduce operating expenses in fiscal 1998.

SEASONALITY

     The Company's business is impacted by general seasonal trends that are characteristic of the many companies in the apparel industry. However, due primarily to the declining sales experienced in 1997 and 1998, operating trends have not reflected the normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards Board ("FASB") No. 130, REPORTING COMPREHENSIVE INCOME. The Company does not have any material amounts of comprehensive income to report.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way public companies report financial information about operating segments. The Company will adopt SFAS No. 131 in fiscal 1998, as required. This statement may affect disclosure and presentation in the financial statements but will not have any impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

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

     The Company is currently in the process of investigating whether its internal accounting systems and other operational systems are Year 2000 compliant. The Company has been informed by the vendor of its internal accounting software that upgrades that will bring such software into Year 2000 compliance are currently available and will provide them to the Company under its existing software maintenance agreement. The Company expects to effect the conversion of its internal accounting system to such upgraded software by the end of 1998. The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements as provided under its system maintenance agreements currently in effect. The Company is in the process of contacting its major suppliers and vendors to ensure their awareness of the Year 2000 Problem. If the Company, its suppliers or vendors are unable to resolve issues related to the year 2000 on a timely basis, it could have a material adverse effect on the Company's business and results of operations.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS (See Note 4 to Financial Statements)


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  Annual Meeting:

               The Annual Meeting of stockholders of Mossimo, Inc. was held on May 21, 1998.

          (b)  Election of Directors:

               The following Director nominees were elected at the Annual
               Meeting:

                               John H. Stafford - Class III
                               Robert Martini - Class II

               The Directors whose terms of office continue are:

                               Mossimo G. Giannulli - Class I
                               Francesca Ruiz De Luzuriaga - Class I

          (c) The matter voted upon at the meeting and the results of the vote were as follows:

                                         Votes          Votes         Shares
               For Directors:             For          Against      Abstaining
               ---------------        ----------       -------      ----------
               John H. Stafford       14,728,505       101,205          -0-
               Robert Martini         14,730,935       98,775           -0-

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)   The following exhibits are included herein:

                3.1    Certificate of Incorporation of the Company*
                3.2    Bylaws of the Company*
               10.4.4  Letter Amendment to Factoring Agreement dated May 21,
                       1998
               10.6.1  Amendment to the lease agreement with the Irvine
                       Company, dated July 10, 1998
               10.7.1  Amendment to the Financing Agreement dated April 1,
                       1998
               27      Financial Data Schedule


          (b)  Reports on Form 8-K


               The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1998.

          * (Incorporated by reference from the Company's Registration Statement on Form S-1, File Number 33-80597)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Mossimo, Inc.


           August 14, 1998              /s/ John Brincko
                                        -------------------------------------
                                        John Brincko
                                        Chief Executive Officer and President
                                        (Principal Executive Officer)


           August 14, 1998              /s/ Thora Thoroddsen
                                        --------------------------------------
                                        Thora Thoroddsen
                                        Secretary, Treasurer and Controller
                                        (Principal Accounting Officer)

                                INDEX TO EXHIBITS

   Exhibit
   Number            Description
   ---------------------------------------------------------------
          3.1       Certificate of Incorporation of the Company*

          3.2       Bylaws of the Company*

                    10.4.4  Letter Amendment to Factoring Agreement dated
                            May 21, 1998

                    10.6.1  Amendment to the lease agreement with the Irvine
                            Company, dated July 10, 1998

                    10.7.1  Amendment to the Financing Agreement dated
                            April 1, 1998

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


           Mossimo, Inc.

                                        /s/ John Brincko
           August 14, 1998              --------------------------------------
                                        John Brincko
                                        Chief Executive Officer and President
                                        (Principal Executive Officer)

                                        /s/ Thora Thoroddsen
           August 14, 1998              ---------------------------------------
                                        Thora Thoroddsen
                                        Secretary, Treasurer and Controller
                                        (Principal Accounting Officer)