Form 10-Q
period 1998-09-30
MOSSIMO INC
filed 1998-11-16
CIK 1005181

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER: 1-14208

                                  MOSSIMO, INC.

               (Exact name of Registrant as specified in its charter)

                 DELAWARE                            33-0684524
       (State or other jurisdiction of         (I.R.S. Employer ID No.)
        incorporation or organization)

          2450 WHITE ROAD 2ND FLOOR
             IRVINE, CALIFORNIA                     92614-6250
           (Address of principal                    (Zip Code)
             executive offices)

                                    (949) 797-0200
                (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Common Stock, par value                    15,011,529
                $.001 per share              (Outstanding on November 9, 1998)
                    (Class)

                              Exhibit Index on Page 15

                                    MOSSIMO, INC.

                                  INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements:                                                                        Page
                                                                                                      ----

Condensed consolidated balance sheets as of September 30, 1998 (unaudited) and December 31, 1997 . .    2

Condensed consolidated statements of operations for the three months and
  nine months ended September 30, 1998 and 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . .    3

Condensed consolidated statements of cash flows for the nine months
  ended September 30, 1998 and 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Notes to condensed consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . .    5


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations . . .    8


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

ITEM 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14


EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15


EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16


                            MOSSIMO, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                                                                SEPT 30,          DECEMBER 31,
                                                                                  1998                1997
                                                                              ------------        ------------
                                                     ASSETS                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      $         97        $        655
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .             1,401               2,473
  Due from factor, net . . . . . . . . . . . . . . . . . . . . . . . . .             3,043               4,001
  Refundable taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .               346               5,505
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,832              14,437
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .               312                 296
                                                                              ------------        ------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . .            15,031              27,367

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . . . . .             4,223               9,182
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               222                 275
                                                                              ------------        ------------
                                                                              $     19,476        $     36,824
                                                                              ------------        ------------
                                                                              ------------        ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      3,266        $      6,962
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,863               4,126
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .             2,354               2,389
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . .                27                  41
  S distribution note. . . . . . . . . . . . . . . . . . . . . . . . . .               307                 362
                                                                              ------------        ------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . .             7,817              13,880

DEFERRED ROYALTY INCOME. . . . . . . . . . . . . . . . . . . . . . . . .               356                 450
DEFERRED RENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                33                  68
LONG-TERM DEBT, net of current portion . . . . . . . . . . . . . . . . .                15                  31

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized
    shares 3,000,000, no shares issued or outstanding. . . . . . . . . .                 -                   -
  Common stock, par value $.001; authorized shares
    30,000,000, issued and outstanding
    15,011,529 - 1998 and 15,000,000 - 1997. . . . . . . . . . . . . . .                15                  15
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .            31,428              31,386
  Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .           (20,188)             (9,006)
                                                                              ------------        ------------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .            11,255              22,395
                                                                              ------------        ------------
                                                                              $     19,476        $     36,824
                                                                              ------------        ------------
                                                                              ------------        ------------



    See accompanying notes to condensed consolidated financial statements.

                            MOSSIMO, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATE)



                                                                        THREE MONTHS                 NINE MONTHS
                                                                        ENDED SEPT 30,               ENDED SEPT 30,
                                                                  ------------------------      ------------------------
                                                                     1998          1997           1998            1997
                                                                  ---------      ---------      ---------      ---------
                                                                        (UNAUDITED)                   (UNAUDITED)
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .      $  11,001      $  16,450      $  36,931      $  58,077
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .          9,360         17,026         29,545         45,655
                                                                  ---------      ---------      ---------      ---------
  Gross profit . . . . . . . . . . . . . . . . . . . . . . .          1,641           (576)         7,386         12,422
Royalty income, net. . . . . . . . . . . . . . . . . . . . .            627            625          2,458          3,233
                                                                  ---------      ---------      ---------      ---------
                                                                      2,268             49          9,844         15,655
                                                                  ---------      ---------      ---------      ---------

OPERATING EXPENSES:
  General and administrative . . . . . . . . . . . . . . . .          3,119          3,005          8,752          9,279
  Selling. . . . . . . . . . . . . . . . . . . . . . . . . .          1,460          2,088          4,633          6,483
  Marketing. . . . . . . . . . . . . . . . . . . . . . . . .            392          1,607          1,444          5,393
  Design . . . . . . . . . . . . . . . . . . . . . . . . . .            523          1,087          1,805          3,003
  Lease restructuring. . . . . . . . . . . . . . . . . .                 -               -          3,798              -
                                                                  ---------      ---------      ---------      ---------
    Total operating expenses . . . . . . . . . . . . . . . .          5,494          7,787         20,432         24,158
                                                                  ---------      ---------      ---------      ---------
    Operating loss . . . . . . . . . . . . . . . . . . . . .         (3,226)        (7,738)       (10,588)        (8,503)
                                                                  ---------      ---------      ---------      ---------

OTHER EXPENSE:
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .            (54)          (185)          (127)          (199)
  Interest, net. . . . . . . . . . . . . . . . . . . . . . .           (157)           (85)          (467)           (61)
                                                                  ---------      ---------      ---------      ---------
     Net other expense . . . . . . . . . . . . . . . . . . .           (211)          (270)          (594)          (260)
                                                                  ---------      ---------      ---------      ---------
Loss before benefit for income taxes . . . . . . . . . . . .         (3,437)        (8,008)       (11,182)        (8,763)
Benefit for income taxes . . . . . . . . . . . . . . . . . .              -         (3,203)             -         (3,505)
                                                                  ---------      ---------      ---------      ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (3,437)     $  (4,805)     $ (11,182)     $  (5,258)
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------
Net loss per common share -
  Basic and diluted. . . . . . . . . . . . . . . . . . . . .      $    (.23)     $    (.32)     $    (.75)     $    (.35)
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------

Weighted average common shares outstanding -
  Basic and diluted. . . . . . . . . . . . . . . . . . . . .         15,011         15,000         15,011         15,000
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------




       See accompanying notes to condensed consolidated financial statements.

                            MOSSIMO, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)


                                                                    FOR THE NINE MONTHS
                                                                       ENDED SEPT 30,
                                                                 -------------------------
                                                                    1998           1997
                                                                 ----------     ----------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (11,182)    $   (5,258)
Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . .          1,398          1,211
  Write-down of in-store fixtures. . . . . . . . . . . . . .            463              -
  Loss on disposition of property and equipment. . . . . . .          2,917             87
  Deferred rent. . . . . . . . . . . . . . . . . . . . . . .            (35)           (22)
  Provision for doubtful receivables . . . . . . . . . . . .            278            130
  Deferred income taxes. . . . . . . . . . . . . . . . . . .              -             96
  Changes in:
    Accounts receivable. . . . . . . . . . . . . . . . . . .            794         (1,243)
    Due from factor. . . . . . . . . . . . . . . . . . . . .            958          5,809
    Inventories. . . . . . . . . . . . . . . . . . . . . . .          4,605         (2,679)
    Refundable taxes . . . . . . . . . . . . . . . . . . . .          5,159         (2,393)
    Prepaid expenses and other current assets. . . . . . . .            (96)          (376)
    Other assets . . . . . . . . . . . . . . . . . . . . . .            (16)            (7)
    Accounts payable . . . . . . . . . . . . . . . . . . . .         (2,263)        (2,051)
    Accrued liabilities. . . . . . . . . . . . . . . . . . .            (35)           626
                                                                 ----------     ----------
  Net cash flow from operating activities. . . . . . . . . .          2,945         (6,070)
                                                                 ----------     ----------

  CASH FLOWS FROM INVESTING ACTIVITITES:
Proceeds from sales of property and equipment. . . . . . . .            500              -
Payments for acquisition of property and equipment . . . . .           (319)        (6,031)
                                                                 ----------     ----------
    Net cash flow from investing activities. . . . . . . . .            181         (6,031)
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit . . . . . . . . . . . . . . . .         (3,696)         5,580
Proceeds from issuance of common stock . . . . . . . . . . .             42              -
Repayment of long-term debt. . . . . . . . . . . . . . . . .            (30)           (89)
                                                                 ----------     ----------
    Net cash flow from financing activities. . . . . . . . .         (3,684)         5,491
                                                                 ----------     ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . .           (558)        (6,610)
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . .            655          7,007
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . .     $       97     $      397
                                                                 ----------     ----------
                                                                 ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . .     $      374     $      138
                                                                 ----------     ----------
                                                                 ----------     ----------
    Income taxes . . . . . . . . . . . . . . . . . . . . . .     $        -     $      142
                                                                 ----------     ----------
                                                                 ----------     ----------



        See accompanying notes to condensed consolidated financial statements.

                            MOSSIMO, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND ACCOUNTING POLICIES

ORGANIZATION
   Mossimo, Inc. and subsidiary ("Mossimo" or the "Company") designs, sources and markets a lifestyle collection of contemporary men's and women's denim based sportswear with fashion elements, and men's activewear bearing Mossimo-Registered Trademark- trademarks. The Company also designs, sources and markets men's and women's eyewear, and licenses its trademarks for use in collections of women's swimwear and bodywear, men's neckwear, men's tailored clothing, men's hosiery and men's and women's accessories. The Company distributes its products to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as one signature retail store and one outlet store in Southern California.

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

  In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of September 30, 1998 and December 31, 1997, the consolidated statements of operations for the three months and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998.

  Certain reclassifications have been made in the audited consolidated 1997 financial statements to conform to the 1998 presentation.

LOSS PER SHARE
   The company computes loss per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, which requires the dual presentation of Basic and Diluted earnings per share. The Company adopted this pronouncement in fiscal 1997 and has restated prior periods to reflect the adoption of SFAS No. 128. Common stock equivalents consisted of outstanding stock options totaling 512,700 and 505,600 as of September 30, 1998 and 1997, respectively. Common stock equivalents have not been included in the calculation of diluted loss per share as their effect would have been anti-dilutive for all periods presented.


                                                                            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                         -------------------
                                                                           1998       1997
                                                                          ------    ------
Basic weighted average shares outstanding during the period. . . . . .    15,011    15,000
Dilutive effect of stock options . . . . . . . . . . . . . . . . . . .         -         -
                                                                          ------    ------
Weighted average common shares outstanding
   Basic and diluted . . . . . . . . . . . . . . . . . . . . . . . . .    15,011    15,000
                                                                          ------    ------
                                                                          ------    ------

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

   Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to the collection of nonrecourse accounts receivable in exchange for a fee. The factor approves the credit of the Company's customers prior to the sale. If the factor disapproves of a sale to a customer and the Company decides to proceed with the sale, the Company bears the credit risk. The factoring agreement is in force until June 1, 2000.

3. LEASE RESTRUCTURING

   During the quarter ended June 30, 1998, the Company completed a lease restructure resulting in a charge of $3.8 million. The lease restructure charge includes (i) $2.7 million in corporate lease restructuring expenses and costs, including the write-down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for closing the Company's Pasadena retail store. As of September 30, 1998 the remaining reserve is $430,000.

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

   Defendants filed demurrers in the State Actions, challenging the legal sufficiency of the complaints. On June 26, 1997, the judge sustained the defendant's general demurrer to the complaints in the State Actions, finding that neither complaint pleaded facts sufficient to constitute causes of action against the defendants. The judge sustained the demurrer as to four of the causes of action with leave to amend, and as to the fifth cause of action for unlawful, unfair or fraudulent business practices and false or misleading advertising without leave to amend. On July 9, 1998, plaintiffs filed their first amended consolidated complaint. Defendants have demurred to the first amended consolidated complaint, which is set for hearing on March 9, 1999.

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

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   Net sales decreased to $11.0 million during the third quarter of 1998 from $16.5 million in the corresponding quarter in 1997. The decrease in net sales was primarily due to a 40% decline in sales for the men's line and a 22% decline in sales for the women's line. Net sales of the men's line, which represented 54% of the Company's net sales for the three months ended September 30, 1998, decreased to $5.9 million in the third quarter of 1998 from $9.8 million in the third quarter of 1997. The reduction was primarily in sales of activewear such as tees and tanks, knitwear, wovens and fleece. However, denim sales were relatively stable. Net sales of the women's line, which represented 35% of the Company's net sales for the three months ended September 30, 1998, decreased to $3.8 million in the third quarter of 1998 from $4.9 million in the third quarter of 1997. This decline was primarily due to lower sales of quick response denim during the back to school season. Net sales of the Company's eyewear decreased approximately 71% during the third quarter of 1998 to $279,000 from $974,000 during the same period in 1997. The decline in the eyewear line was primarily due to reduced product releases, particularly in the Moss line, resulting from excess inventories with core customers.

   Gross profit increased to $1.6 million during the third quarter of 1998 from a loss of $576,000 in the corresponding quarter in 1997. Gross profit as a percentage of net sales increased to 15% compared to a loss of 3.5% in the third quarter of 1997. The loss in the third quarter of 1997 was primarily due to a $5.1 million write down of inventory, physical inventory shortages and settlements with certain vendors. Excluding off price sales and the $5.1 million write down, the gross profit in 1997 was 31%. As optic's sales are significantly below plan, an evaluation of the excess inventory was performed which resulted in an additional $1.0 million write down. Excluding off price sales and the $1.0 million optic's inventory write down, the gross profit percentage for the third quarter of 1998 was 38% versus 31% for the prior year's quarter.

   Net royalty income during the third quarter of 1998 was $627,000 compared to $625,000 in the third quarter of 1997. Net royalty income was negatively impacted by reduced royalty income from its accessory licensee. Sales of the Company's accessory licensee declined due to a reduction in product categories offered during the third quarter of 1998 compared to the corresponding quarter in 1997. The negative impact was offset by increased net royalty income from other licensees, such as the Company's swimwear licensee.

   Operating expenses decreased to $5.5 million during the third quarter of 1998 from $7.8 million in the corresponding quarter in 1997. General and administrative expense increased to $3.1 million during the third quarter of 1998 from $3.0 million in the same period in 1997. This increase was primarily related to a $463,000 write down of certain in-store fixtures offset by reduced staffing and cost cutting measures. Selling expenses decreased to $1.5 million during the third quarter in 1998 from $2.1 million during the same period in 1997 due to reduced sales commissions offset by an increased salary expense for in house sales representatives. Marketing expense decreased to $0.4 million during the third quarter of 1998 from $1.6 million during the same period in 1997. This decline is related to a reduction in print advertising and a delay of the Company's photo shoot. The Company is currently working on a new advertising campaign which it expects to present in the first half of 1999. Design expense decreased to $0.5 million in the third quarter of 1998 compared to $1.1 million in the same period 1997, primarily due to reduced staffing and overall cost cutting measures in the design department.

   NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net sales decreased to $36.9 million during the nine months ended September 30, 1998 from $58.1 million during the nine months ended September 30, 1997. The decrease in net sales was primarily due to a 56% decline in sales for the men's line and a 19% decline in the women's line. Net sales of the men's line, which represented 45% of the Company's net sales for the nine months ended September 30, 1998, decreased to $16.7 million in the first nine months of 1998 from $37.9 million in the first nine months of 1997. The decrease was primarily due to reduced activewear sales to specialty stores and chains and reduced sales to unprofitable accounts, partially offset by sales of the Moss line totaling $2.3 million. Net sales of the women's line, which represented approximately 34% of the Company's net sales for the nine months ended September 30, 1998, decreased to $12.6 million for the first nine months of 1998 from $15.5 million for the first nine months of 1997. This decline was primarily related to reduced denim sales in the third quarter of 1998 and a reduction of sales to unprofitable accounts. Net sales of the Company's eyewear decreased approximately 48% to $1.4 million during the first nine months of 1998 from $2.7 million in the same period last year.
The decline in the eyewear line was primarily due to reduced product releases, particularly in the Moss line, resulting from excess inventories with core customers.

    Gross profit decreased to $7.4 million during the first nine months of 1998 from $12.4 million in the corresponding period in 1997. Gross profit as a percentage of net sales decreased to 20% during this period from 21% during the same period in 1997. The decrease was primarily a result of a decrease in net sales as discussed above. Gross profit as a percentage of net sales, excluding excessive inventory sales, additional reserves and inventory shortages, remained stable at 34% for the first nine months of 1998 as compared to the same period in 1997.

    Net royalty income decreased to $2.5 million during the first nine months
of 1998 from $3.2 million during the same period in 1997.   The decrease was
primarily attributed to reduced sales by the Company's licensees that carry swimwear, bodywear and accessory product categories. In addition, unfavorable foreign exchange rate variances from the Company's Australian licensee further impacted results. Management believes that sales of the Company's swimwear licensee were negatively impacted, in part, by poor weather conditions on the West Coast. Sales of the Company's accessory licensee declined due to a reduction in product categories offered during this period in 1998 compared to the corresponding period in 1997.

   Operating expenses decreased to $20.4 million during the first nine months of 1998 from $24.2 million during the first nine months of 1997. Included in the 1998 operating expenses is a lease restructuring charge of $3.8 million, which was finalized in the second quarter of 1998 and a $463,000 in-store fixture reserve recorded in the third quarter of 1998. The lease restructure charge includes (i) $2.7 million in corporate lease restructuring expenses and costs, including the write-down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for closing the Company's Pasadena retail store.

   During 1998, the Company reevaluated its office and facilities requirements and agreed to relinquish its existing space for its corporate headquarters and approximately half of the space for its warehouse/distribution. This lease restructuring relieved the Company of annual rental obligations of approximately $1.0 million. The Company has moved into its new corporate headquarters located in Irvine, California and will be opening a new design studio in Santa Monica, California. The Company's annual rent obligation for both locations is approximately $260,000. The Company, accordingly, will realize a reduction in annual rental obligations of approximately $740,000.

   Operating expenses, excluding the lease restructuring charge, decreased to $16.6 million during the first nine months of 1998 from $24.2 million during the first nine months of 1997. This decrease was primarily due to reduced sales commissions, reduced staffing, a reduction in print advertising, a delay in the Company's photo shoot, the elimination of certain fashion shows and overall cost cutting measures; offset by increased salary expense for in house sales representatives and a write down of certain in-store fixtures.

   The Company had net interest expense of $467,000 during the first nine months of 1998 compared to net interest expense of $61,000 during the first nine months of 1997. In 1998, the Company increased borrowings on the Company's credit facility primarily due to the loss sustained by the Company in fiscal 1997.

   The Company recorded no tax benefit in 1998 as a result of its pretax loss compared with a tax benefit of $3.5 million in 1997. A tax benefit will be recorded only to the extent the Company can apply for carryback claims in its income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary cash requirements are to fund the Company's working capital needs related to inventories, accounts receivable, and property and equipment acquisitions. Net cash provided by operating activities totaled $2.9 million for the nine months ended September 30, 1998. Cash utilized in operating activities was comprised of the Company's net loss of $11.2 million for the nine months ending September 30, 1998 and cash used to pay down accrued liabilities of $2.3 million, offset by a Federal tax refund of $5.2 million, a $4.6 million reduction in inventory and the non-cash charge of $2.9 million associated with the write-down of assets related to the lease restructuring. As of September 30, 1998, working capital was approximately $7.2 million compared to $13.5 million as of December 31, 1997. The decline in working capital is due to a $4.6 million reduction in inventory, the collection of the refundable taxes and funding of the loss sustained by the Company during the first three quarters of 1998, partially offset by reductions in current liabilities.

   The Company maintains a $15.0 million revolving credit line, which is collateralized by inventory, receivables, machinery and equipment and intangibles. The Company's borrowings under the agreement, which was amended in April 1998, are limited to eligible inventory and receivables. Advances under the amended agreement bear interest at the prime rate plus 0.5%. The revolving line is committed through January 1, 1999 with an extension through March 31, 1999, subject to certain conditions. As of September 30, 1998 the Company had $4.9 million available on the revolving line of credit. The Company was also in compliance with all debt covenants. The Company is currently working with its lenders to extend its credit line beyond 1999. If the Company is unable to extend the credit line or secure other capital, it may have an adverse affect on the Company.

   Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to the collection of nonrecourse accounts receivable in exchange for a fee. The factor approves the credit of the Company's customers prior to the sale. If the factor disapproves of a sale to a customer and the Company decides to proceed with the sale, the Company bears the credit risk. The factoring agreement is in force through June 1, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1998 the Company adopted the Financial Accounting Standards Board's ("FASB") SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Company does not have any material amounts of comprehensive income to report.

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

YEAR 2000

General

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, and engage in similar normal business activities.

   The Company has assessed how it may be impacted by the Year 2000 issue and has formulated and commenced implementation of a plan to address the known aspects of the issue.

The Plan

   The Company's plan encompasses its information systems, production and facilities equipment that utilize date/time oriented software of computer chips, products, vendors and customers and will be carried out in four phases: 1) assessment and development of a plan; 2) remediation; 3) testing; and 4) implementation.

   With regard to information systems, production and facilities equipment and products, the Company is substantially complete with the assessment and plan development phase and is approximately 80% complete with its total planned efforts including remediation, testing and implementation. The Company expects that its remediation efforts in these areas will be substantially completed by early 1999.

   The Company is also reviewing the efforts of its vendors and customers to become Year 2000 compliant. Letters and questionnaires have been or are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. To date, the Company has received responses from approximately 95 percent of such third parties, and 100 percent of the companies that have responded have provided written assurances that they expect to address all of their known significant Year 2000 issues on a timely basis. The Company anticipates that these activities will be on-going for the remainder of 1998 and all of 1999 and will include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company will be looking for alternative suppliers where circumstances warrant. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

Cost

   The cost related to Year 2000 compliance is not expected to be significant because the Company has been informed by the vendor of its internal accounting software that upgrades that will bring such software into Year 2000 compliance are currently available and will be provided to the Company under its existing software maintenance agreement. The Company expects to effect the conversion of its internal accounting system to such upgraded software by the end of 1998. The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements as provided under its system maintenance agreements currently in effect.

Risk

   The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not affected in a timely manner with respect to problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

Contingency Plan

   The Company has not yet begun a comprehensive analysis of the operational problems and costs (including loss of revenue) that would be reasonable likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario as such scenario has not yet been clearly identified. The Company currently plans to begin such analysis and contingency planning by March 1, 1999.

(The foregoing analysis contains forward-looking information. See cautionary statement at the end of the Management's Discussion and Analysis section.)

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS (See Note 4 to Financial Statements)

ITEM 5 - OTHER

     John Brincko's contract as president and chief executive officer will expire on December 31, 1998 and will not be extended for the six month option period. The Company is currently considering alternatives with regards to a new chief executive officer.

     Effective November 9, 1998, Francesca Luzuriaga resigned from her position as a director of the Company. Concurrently with Francesca Luzuriaga's resignation, the Board of Directors appointed Mr. John Stafford as a member of the Compensation Committee and Mr. Robert Martini as a member of the Audit Committee.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          3.1    Certificate of Incorporation of the Company*
          3.2    Bylaws of the Company*
          10.10 Lease, dated August 19, 1998, between the Registrant and the Cornucopia, Inc.
          10.11 Lease, dated July 20, 1998, between the Registrant and 3002 Pennsylvania Avenue, LLC.
          27     Financial Data Schedule


     (b)  Reports on Form 8-K


          The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1998.

       * (Incorporated by reference from the Company's Registration Statement on Form S-1, File Number 33-80597)

                                     SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Mossimo, Inc.


     November 16, 1998             /s/ John Brincko
                                   -------------------------
                                   John Brincko
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)


     November 16, 1998             /s/ Thora Thoroddsen
                                   -------------------------
                                   Thora Thoroddsen
                                   Secretary, Treasurer and Controller
                                   (Principal Accounting Officer)

                                 INDEX TO EXHIBITS



   Exhibit
   Number      Description
--------------------------------------------------------------------------------

     3.1       Certificate  of Incorporation of the Company*

     3.2       Bylaws of the Company*

    10.10 Lease, dated August 19, 1998, between the Registrant and the Cornucopia, Inc.

    10.11 Lease, dated July 20, 1998, between the Registrant and 3002 Pennsylvania Avenue, LLC.

     27        Financial Data Schedule

            * (Incorporated by reference from the Company's Registration Statement on Form S-1, File Number 33-80597)