Form 10-K
period 1998-12-31
MOSSIMO INC
filed 1999-03-29
CIK 1005181

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-14208

                            ------------------------

                                 MOSSIMO, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             33-0684524
      (State or other jurisdiction of           (I.R.S. Employer ID No.)
       incorporation or organization)

         2450 WHITE ROAD 2ND FLOOR                     92614-6250
             IRVINE, CALIFORNIA                        (Zip Code)
  (Address of principal executive offices)

                                 (949) 797-0200
              (Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 22, 1999 was approximately $40,171,000.

The registrant had 15,036,597 shares of common stock, par value $.001 per share outstanding at March 22, 1999.

Documents Incorporated by Reference (To the Extent Indicated Herein): Portions of the Definitive Proxy Statement for the 1999 Annual Meeting (in Part III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1 -- BUSINESS

GENERAL

    Mossimo, Inc. ("Mossimo" or the "Company") designs, sources and markets a lifestyle collection of designer men's and women's sportswear and activewear bearing Mossimo-Registered Trademark- trademarks that project the Company's image of a contemporary lifestyle. The Company's apparel offerings include knit and woven shirts, outerwear, denim products, sweatshirts, tee-shirts and shorts. The Company also designs, sources and markets men's and women's eyewear, and licenses its trademarks for use in collections of women's swimwear and bodywear, men's neckwear, men's and women's accessories, men's tailored suits and dress shirts and men's hosiery. Mossimo products are characterized by quality workmanship and are targeted towards the fashion conscious consumer generally age 35 or under.

    In December 1998, the Company appointed Edwin H. Lewis as its President and Chief Executive Officer and significantly restructured its executive management team. Under the new management team, the Company intends to pursue a growth strategy aimed at increasing sales to existing accounts and establishing additional, profitable accounts. A key component of the Company's growth strategy will be an emphasis on the Company's in-store shop concept whereby participating retailers set aside exclusive floor space, highlighted by signature Mossimo fixtures, to sell the Company's products. This concept is designed to enable retailers to create an environment consistent with the Mossimo image and to display, stock and sell greater volumes of the Company's products. The Company had 154 in-store shops as of December 31, 1998 compared to 155 in-store shops as of December 31, 1997. The Company intends to expand the number of its in-store shops in 1999.

    Mossimo is a Delaware corporation formed in November 1995 to succeed to the assets and liabilities of Mossimo, Inc., a California corporation, which was organized in 1988 to continue the business founded by Mossimo Giannulli in 1987 as a sole proprietorship. References herein to the "Company" and "Mossimo" refer to Mossimo, Inc. and, unless the context otherwise indicates, its subsidiary and predecessors.

PRODUCT DESIGN

    The cornerstone of the Company's business is its ability to design products which embody the Mossimo image of a contemporary and youthful lifestyle. The Company's designs are inspired by subtle changes in culture and society including such areas as music, television, cinema, architecture and other forms of artistic expression, and appeal to the youthful-minded consumer. Mossimo Giannulli, the Company's founder and principal designer, provides leadership and direction for all aspects of the design process. The Company's design staff reflects the Company's fashion conscious consumer as they consistently monitor changes in fashion, style, culture and society. Mr. Giannulli's active participation in, and oversight of, the design process for all Mossimo products is intended to ensure consistency of the quality of such products and their adherence to the Company's distinctive image.

PRODUCTS

    The Company's products include men's apparel, including knit and woven tops, denim and related products, tee-shirts and shorts, women's apparel, including knit and woven tops and denim and related products, and men's and women's eyewear. The Company discontinued its Moss line, which consisted of activewear products, in the Summer of 1998. The Company also licenses Mossimo trademarks to third-party licensees who manufacture and distribute women's swimwear and bodywear, men's neckwear, men's tailored suits and dress shirts, men's hosiery and men's and women's apparel-related accessories utilizing designs approved by the Company. The following table sets forth the components of the Company's net sales by product for the periods indicated:

                                                                          YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------
                                                            1998                    1997                    1996
                                                   ----------------------  ----------------------  ----------------------
                                                    NET SALES       %       NET SALES       %       NET SALES       %
                                                   -----------  ---------  -----------  ---------  -----------  ---------
                                                                          (NET SALES IN THOUSANDS)
Men's Apparel....................................   $  20,879        46.1%  $  45,136        63.6% $    83,717       77.0%
Women's Apparel..................................      15,650        34.5      18,741        26.4       20,333       18.7
Moss Line........................................       2,346         5.2       1,109         1.6           --         --
Eyewear..........................................       1,742         3.8       3,086         4.4        2,777        2.6
Other (1)........................................       4,693        10.4       2,864         4.0        1,847        1.7
                                                   -----------  ---------  -----------  ---------  -----------  ---------
Total............................................   $  45,310       100.0%  $  70,936       100.0% $   108,674      100.0%
                                                   -----------  ---------  -----------  ---------  -----------  ---------
                                                   -----------  ---------  -----------  ---------  -----------  ---------

------------------------

(1) Other is comprised primarily of: sales by the Company's retail stores and screen printing subsidiary; sales of the Company's Time collection of watches (which was discontinued in 1997); and sales of fabric, trim, merchandising supplies and fixtures to certain of the Company's licensees.

    APPAREL

    MEN'S APPAREL. Mossimo's men's line encompasses a variety of products including: knit and woven tops, including polo shirts and collared, button shirts; denim and related products, such as jeans, shirts and jackets; outerwear, including sweaters and jackets; screenprinted and embroidered tee-shirts and sweatshirts; and volley and walk shorts. Mossimo's knits and woven tops and denim and related products compete with other designer men's lines such as Tommy Hilfiger, Calvin Klein, Polo/Ralph Lauren, Nautica, Liz Claiborne, Perry Ellis and Guess?. Mossimo's tee-shirts and sweatshirts and volley and walk shorts compete with various activewear designers such as Quiksilver, Billabong, Rusty and Redsand. The Company's men's products generally retail between $20 to $198. While the Company's men's line includes basic styles of jeans and other products that recur with only minor variation from season to season and year to year, most of the Company's men's products, while having certain consistent design elements, offer a variety of silhouettes, fabrics, colors and patterns and are seasonal in nature. The Company also offers generally higher priced products such as leather jackets and certain sweaters and trousers, which are more seasonal and fashion-oriented. Although these higher-priced products are an important component of the Mossimo designer label, they historically constitute less than 1% of net sales. The Company expects that such higher-priced products will continue to represent a relatively small percentage of its overall net sales. The men's line is targeted toward men between the ages of 18 and 35.

    WOMEN'S APPAREL. The Company formally launched its designer women's line in July 1996. The line consists of knit tops, dresses, pants and jackets, denim and outerwear, such as sweaters and leather jackets, and is characterized by distinctive fabrics and contemporary styling. The women's line competes with other designer women's lines such as Calvin Klein, Polo/Ralph Lauren, Guess?, Esprit, DKNY and Tommy Hilfiger. The women's products generally retail between $22 and $158 and are targeted toward young women between the ages of 16 and 35.

    MOSS LINE. The Company's Moss line, which was targeted toward younger designer-oriented consumers, was discontinued in the Summer of 1998.

    EYEWEAR. The Company's eyewear line features three primary categories of high quality men's and women's sunglasses manufactured to Mossimo's design specifications. The eyewear collection features both glass and polycarbonate lenses and highly stylized frames which are sold primarily in better department stores and optical specialty stores. The eyewear collections include:

    MOSSIMO OPTICS -- Mossimo's original contemporary eyewear featuring glass lenses and highly stylized Italian frames at retail price points ranging from $138 to $200.

    MOSS -- A sunwear collection developed to appeal to younger Mossimo customers featuring polycarbonate lenses and a combination of nylon, nickel and monel frames. The Moss collection has retail price points ranging from $59 to $79.

    MOSSIMO GIANNULLI -- A signature collection developed exclusively for high-end optical retailers and specialty department stores. The signature collection has retail price points upwards of $300.

    LICENSED PRODUCTS

    WOMEN'S SWIMWEAR AND BODYWEAR. The Mossimo line of women's swimwear and bodywear is manufactured and distributed in the United States through a license agreement with The Lunada Bay Corporation which utilizes designs approved by the Company bearing Mossimo trademarks. The high quality swimwear products include both one-piece and two-piece swimsuits which are fashion-oriented and targeted towards youthful-minded, body conscious women. The Mossimo swimwear line has been featured in several magazines, including the SPORTS ILLUSTRATED swimsuit issue, SHAPE, GLAMOUR and ELLE. The women's bodywear line is a collection of fashionable aerobic and fitness activewear which prominently bears the Mossimo trademarks and is designed using materials such as lycra, tactel and flexcel nylon that stretch and compensate for body movements during strenuous exercise.

    NECKWEAR. The Mossimo line of neckwear is manufactured and distributed through a license agreement with Superba, Inc. This line was launched in Spring 1997.

    MEN'S TAILORED SUITS AND DRESS SHIRTS. In July 1997, the Company signed a license agreement with GFT Apparel Corporation to manufacture and distribute a collection of men's tailored suits and dress shirts under the Mossimo and Mossimo Giannulli brand names. This collection was launched in Fall 1998.

    MEN'S HOSIERY. In 1997, the Company signed a license agreement with Mountain High Hosiery, Ltd. to manufacture and distribute a hosiery product line to complement Mossimo's men's products. This line was introduced in the fourth quarter 1998.

SOURCING AND MANUFACTURING

    The Company sources each of its product lines separately based on the individual design, styling and quality specifications of such products through independently owned contractors with manufacturing facilities primarily in the United States, China, India, Hong Kong, Macau, Korea, Phillipines, Thailand and Indonesia. The Company believes that outsourcing the substantial majority of its production allows it to enhance production flexibility and capacity while substantially reducing capital expenditures and avoiding the costs of managing a large production work force. In addition, outsourcing provides the Company with expertise in fabric selection and manufacturing processes.

    Mossimo contracts for the manufacture and sewing of its products with approximately 10 domestic factories and mills and 30 overseas factories and mills. During 1998, approximately 50% of the Company's products were manufactured offshore. The balance of the Company's finished goods were manufactured by domestic suppliers.

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

    The Company arranges for the production of its products primarily based on projected sales and orders received. While the Company receives a portion of its customer orders prior to placement of its initial manufacturing orders, occasionally these customer orders may change with respect to colors, sizes, allotments or assortments prior to the delivery date. The Company utilizes such orders and its historical experience to estimate production requirements in order to secure necessary fabrics and manufacturing capacity. Because the Company's foreign manufacturers are located at greater geographic distances from the Company than its domestic manufacturers, the Company is generally required to allow greater lead time for foreign manufacturing orders.

    In the third quarter of 1998, the Company sold substantially all of the assets of its subsidiary, Giannico, Inc., to Winterland Concession Company, a San Francisco based producer of licensed and private label apparel and merchandise ("Winterland"). In connection with this transaction, the Company and Winterland entered into a multi-year agreement whereby Winterland will be the exclusive manufacturer of Mossimo's tee-shirts and sweatshirts, subject to certain conditions.

    The Company does not own or operate any manufacturing facilities and is therefore dependent on independent contractors for the manufacture of its products. Except for the Winterland contract, there are no formal arrangements between the Company and any of its contractors or suppliers. The Company's products are manufactured to its specifications by both domestic and international manufacturers. The inability of a manufacturer to ship the Company's products in a timely manner or to meet the Company's quality standards could adversely affect the Company's ability to deliver products to its customers in a timely manner. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the Company's products or could otherwise have an adverse effect on the Company's financial condition and results of operations.

    The Company's quality control program is designed to ensure that all goods bearing Mossimo trademarks meet the Company's standards. With respect to its products, the Company develops prototypes of each product prior to cutting by the contractors, establishes fittings based on the prototype, inspects samples and, through its employees or sourcing agents, inspects fabric prior to cutting. The Company or its sourcing agents inspect the final product prior to shipment to the Company's Irvine, California warehouse. With respect to licensed products, the Company ensures that quality control programs are in place for licensees.

MARKETING AND ADVERTISING

    The Company strives to maintain a consistent image through the coordination of advertising, merchandising and promotion. Prior to the fourth quarter of 1998, the Company developed its advertising program in house. In the fourth quarter of 1998, the Company engaged the Toth Brand Agency, an advertising firm located in Concord, Massachusetts. The Company believes that Toth will bring a fresh new brand vision to the Company. The Company advertises in magazines such as GQ, DETAILS, ROLLING STONE, SPIN, IN-STYLE, ELLE and VANITY FAIR. The goal of the Company's print and outdoor campaign is to present a distinctive image of a contemporary and youthful lifestyle which consumers will associate with the Company's products. This image is also carried forward in the design of the Company's in-store shops and in its Southern California signature retail store. The Company maintains showrooms in Irvine, California, New York City and Dallas to display various portions of its product line.

DISTRIBUTION

    Distribution of all Mossimo non-licensed products is centralized in the Company's Irvine, California facility. Upon receipt from the manufacturers, the Company's products are inspected, sorted, packed and shipped to retail accounts in the United States. The Company's licensees are responsible for the distribution of licensed products. The Company maintains an open stock program for certain of its basic products to facilitate reorders by its customers.

    Mossimo has an electronic data interchange ("EDI") system through which certain orders are automatically placed by the retailer with the Company. In addition, the Company's sales representatives can transmit orders directly to the Company's system from the field, further expediting order processing.

    During 1998, the Company's products were sold in over 1,500 department and specialty retail store locations throughout the United States. The Company's five largest customers accounted for approximately 44% and 40% of net sales in 1998 and 1997, respectively. The Company's largest customer, Macy's West, accounted for approximately 20% of net sales in 1998. A decision by the controlling owner of a group of department stores, or any other significant customer, to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

    The Company seeks to enhance brand image by controlling the distribution channels for its products based on criteria which include the image of the store, availability of a desirable location within the store and the store's ability to effectively display and promote the Company's products.

    A significant component of this strategy is the Company's in-store shop program in department and selected specialty retail stores. This program enables Mossimo to design a retail space consistent with the Company's image and is intended to enable the retailers to display, stock and sell a greater volume of the Company's products. The Company believes that these in-store shops build longer-term retailer commitment to the Company's products and consumer recognition of the Mossimo brand name. As of December 31, 1998, the Company had 154 in-store shops in department and specialty store retail chains compared to 155 in-store shops as of December 31, 1997. The Company's in-store shops are located in such stores as Macy's, Rich's, Burdines, Bloomingdales and Bon Marche. The Company plans to expand the in-store shops concept in 1999.

RETAIL STORES

    The Company operates one signature retail store located in South Coast Plaza, Costa Mesa, California (established in 1993). The store incorporates contemporary architectural designs, which are consistent with the Company's in-store shop environment and the Company's image and provides a means to showcase the Company's products. The Company formerly operated a second retail store in Old Towne, Pasadena, California, which was closed during the quarter ended June 30, 1998.

    The Company also operates one outlet store, which provides a location to sell prior season and overstocked goods. The store is located in Ontario Mills Plaza, Ontario, California (established in 1997).

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

    The Company has licensed the exclusive right to manufacture and distribute women's swimwear and bodywear bearing its trademarks in the United States pursuant to a license agreement with The Lunada Bay Corporation that expires in September 1999, subject to renewal upon negotiation. Mossimo currently licenses to Mountain High Hosiery, Ltd. the exclusive right to manufacture and distribute men's hosiery in the United States and Canada. This license expires in December 2001, subject to renewal by the licensee for an additional three-year period if minimum sales and royalty criteria are met. In addition in 1996, the Company licensed to Superba, Inc. the exclusive right to manufacture and distribute finer men's neckwear in the United States and Canada. This license expires in March 2000, subject to renewal by the licensee for an additional three-year term, if minimum sales and royalty requirements are met. In 1997, the Company licensed to GFT Apparel Corporation the exclusive right to manufacture and distribute men's suits and dress shirts for the United States, Canada and Mexico. This license expires June 2003 subject to renewal by the licensee for an additional five-year term if minimum sales and royalty requirements are fulfilled. The Company's license agreement with Aquarius, Ltd. for men's and women's accessories was terminated on December 31, 1998 and Mossimo intends to handle this category of products in-house until further arrangements are made. In addition, the Company's license agreement with Giorgio of Beverly Hills for fragrance products was terminated in March 1998. Under all license agreements, Mossimo retains approval rights with respect to the design of products and advertising. Royalty payments under these license agreements are due on a monthly or quarterly basis and range from 4% to 10% of the licensee's net sales.

    Currently, Mossimo has seven additional license agreements pursuant to which third-party licensees have the exclusive right to manufacture and sell certain products under the Company's trademarks according to designs furnished or approved by the Company in specified territories including Japan, Canada, Australia and New Zealand, Mexico, Peru, Argentina, Paraguay, Uruguay, Bolivia, South Africa and surrounding states and Southeast Asia. The present terms of these agreements (exclusive of renewal terms) expire at various dates ranging from April 1999 through July 2003.

TRADEMARKS

    The Company utilizes a variety of trademarks, including the script Mossimo trademark. Currently, the Company has 15 registrations and 5 pending applications for its trademarks in the United States, and approximately 280 trademark registrations and applications in over 62 other countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement by using, among other things, cease-and-desist letters, administrative proceedings and lawsuits.

COMPETITION

    The men's sportswear and activewear segments of the apparel industry are highly competitive. The Company's men's designer sportswear lines encounter substantial competition from Tommy Hilfiger, Calvin Klein, Polo/Ralph Lauren, Nautica, Liz Claiborne, Perry Ellis and Guess?, as well as from certain other designer and non-designer lines. With respect to its men's activewear products, the Company encounters substantial competition from various activewear and beachwear lines including Quiksilver, Billabong, Rusty and Redsand. Additionally, the Company encounters substantial competition from department stores, including some of the Company's major retail customers, which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own labels. Mossimo's eyewear line and its licensed accessories and women's swimwear and bodywear lines also compete with a substantial number of designer and non-designer lines. The Company's women's sportswear line also encounters substantial competition from Calvin Klein, Polo/ Ralph Lauren, Guess?, Esprit, DKNY and Tommy Hilfiger. Many of the Company's competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company. Increased competition by existing and future competitors could result in reductions in sales or prices of Mossimo products that could have a material adverse effect on the Company's financial condition and results of operations.

BACKLOG

    The Company generally receives the bulk of the orders for each of the Spring, Summer, Fall and Holiday seasons a minimum of three months prior to the date the products are shipped to stores. Such orders are cancelable by the retailer up to 30 days prior to the shipments' start dates. At December 31, 1998, the Company's backlog of orders for delivery primarily in the first quarter of 1999 was approximately $9.0 million, as compared with backlog of approximately $8.5 million at December 31, 1997. Historically, the Company has shipped less than all orders in its backlog. The Company's backlog depends upon a number of factors, including the timing of trade shows during which a significant percentage of the Company's orders are received, the timing of shipments, product mix of customer orders and the amount of in-season orders. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual shipments.

EMPLOYEES

    At December 31, 1998, the Company had approximately 105 full-time employees, down from 264 at the same time last year. This decrease was due primarily to the discontinuation of the Company's screen printing operations and the closure of the Company's Pasadena retail store, which collectively reduced the headcount by approximately 100. The remaining decrease was the result of Company-wide staff reductions which resulted primarily from greater efficiencies. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

RISK FACTORS

    In addition to the matters set forth in the foregoing discussion of the Company's business, the operations and financial results of the Company are subject to the risks described below.

CHANGES IN FASHION TRENDS

    The apparel industry is subject to rapidly changing consumer demands and preferences, which may adversely affect companies which misjudge such demands and preferences. The Company believes that its success depends on its ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends. There can be no assurance that the Company will be successful in this regard. If fashion trends shift away from the Company's products, or if the Company otherwise misjudges the market for its product lines, it may be faced with a significant amount of unsold finished goods inventory or other conditions which could have a material adverse effect on the Company's financial condition and results of operations. Decisions with respect to product designs often need to be made several months in advance of the time when consumer acceptance of such products is known. In addition, any failure by the Company to identify and respond to changing demands and trends could adversely affect consumer acceptance of the Mossimo brand name, which may have an adverse effect on the Company's business and prospects.

SUBSTANTIAL COMPETITION

    The men's sportswear and activewear segments of the apparel industry are highly competitive. The Company's men's designer sportswear line encounters substantial competition from Tommy Hilfiger, Calvin Klein, Polo/Ralph Lauren, Nautica, Liz Claiborne, Perry Ellis and Guess?, as well as from certain other designer and non-designer lines. With respect to its men's activewear products, the Company encounters substantial competition from various activewear and beachwear lines including Quiksilver, Billabong, Rusty and Redsand. Additionally, the Company encounters substantial competition from department stores, including some of the Company's major retail customers, which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own labels. Mossimo's eyewear line and its licensed accessories and women's swimwear and bodywear lines also compete with a substantial number of designer and non-designer lines. The Company's women's sportswear line also encounters substantial competition from Calvin Klein, Polo/

Ralph Lauren, Guess?, Esprit, DKNY and Tommy Hilfiger. Many of the Company's competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company. Increased competition by existing and future competitors could result in reductions in sales or prices of Mossimo products that could have a material adverse effect on the Company's financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

    The success of the Company is largely dependent on the personal efforts and abilities of Edwin Lewis, the Company's President and Chief Executive Officer, and Mossimo Giannulli, the Company's lead designer. In addition, the Company is dependent on the personal efforts and abilities of a small group of key management executives. Mr. Lewis is not subject to an employment agreement with the Company. Mr. Giannulli is subject to a consulting agreement with the Company, which expires in January 2001 and includes a non-competition provision effective through such expiration date.

UNCERTAINTIES IN APPAREL RETAILING; GENERAL ECONOMIC CONDITIONS

    The apparel industry historically has been subject to substantial cyclical variations. During recessionary periods, when disposable income is low, purchases of apparel and related goods tend to decline. Accordingly, a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company's results of operations. In addition, financial problems of one of the Company's retail store customers could cause the Company's factor to limit the amount of receivables of such customer that the factor would approve, which could cause the Company to curtail business with such customer or require the Company to assume more credit risk relating to such customer's receivables. The Company cannot predict what effect, if any, continued changes within the retail industry will have on the Company's business.

DEPENDENCE ON FACTORING OF ACCOUNTS RECEIVABLE

    Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor which assumes the credit risk with respect to collection of such accounts. The factor pays the Company the receivable amount after the factor receives payment from the Company's customer or, if earlier, shortly following the bankruptcy or insolvency of the customer or when the receivable becomes 120 days past due. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves a sale to a customer and the Company decides to proceed with the sale, the Company bears the credit risk. After April 1, 2000, the factoring agreement can be terminated at any time by the factor upon 180 days prior notice. Such termination could have a material adverse effect on the Company's financial condition and results of operations if the Company could not replace the factoring agreement within such period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

DEPENDENCE ON CERTAIN CUSTOMERS

    The Company's department store customers include major United States retailers. The Company's five largest customers accounted for approximately 44% and 40% of net sales in 1998 and 1997, respectively. Purchases by Macy's West, in its various regions, accounted for approximately 20% of net sales in 1998. Although several of the Company's department store customers are under common ownership, no other single customer, or group of related customers, accounted for more than 10% of the Company's net sales in 1998. While the Company believes that purchasing decisions in many cases are made independently by each department store customer, the trend may be toward more centralized purchasing decisions. A decision by Macy's West, or the controlling owner of a group of department stores or any other significant customer, to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

DEPENDENCE ON UNAFFILIATED MANUFACTURERS

    The Company does not own or operate any manufacturing facilities and is therefore dependent on independent contractors for the manufacture of its products. Except for the contract with Winterland, under which Winterland will be the exclusive manufacturer of Mossimo tee-shirts and sweatshirts, there are no formal arrangements between the Company and any of its contractors or suppliers. The Company's products are manufactured to its specifications by both domestic and international manufacturers. The inability of a manufacturer to ship the Company's products in a timely manner or to meet the Company's quality standards could adversely affect the Company's ability to deliver products to its customers in a timely manner. Delays in delivery could result in missing certain retailing seasons with respect to some or all of the Company's products or could otherwise have an adverse effect on the Company's financial condition and results of operations.

FOREIGN OPERATIONS

    During 1998, approximately 50% of the Company's products were manufactured outside of the United States. The Company's operations may be adversely affected by political instability resulting in disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations related to imports or duties, taxes and other charges on imports, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries and can limit or prohibit importation of products on very short notice. The Company's imported products are also subject to United States customs duties which are a material portion of the Company's cost of imported goods. A substantial increase in customs duties or a substantial reduction in quota limits applicable to the Company's imports could have a material adverse effect on the Company's financial condition and results of operations.

    Because the Company's foreign manufacturers are located at greater geographic distances from the Company than its domestic manufacturers, the Company is generally required to allow greater lead time for foreign orders. This reduces the Company's manufacturing flexibility which increases the risk that the Company would be required to markdown unsold inventory as a result of misjudging the demand for a foreign manufactured product.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

    Mossimo Giannulli and Edwin Lewis collectively have majority control of the Company and the ability to control the election of directors and the results of other matters submitted to a vote of stockholders. Such concentration of ownership, together with the anti-takeover effects of certain provisions in the Delaware General Corporation Law and in the Company's Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change in control of the Company.

SEASONALITY

    The Company's business is impacted by general seasonal trends that are characteristic of many companies in the apparel industry. However, due primarily to the significant growth that the Company experienced during 1996 and the declining sales experienced in 1997 and 1998, past quarterly sales and profit trends have not reflected normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

ITEM 2 -- PROPERTIES

    The Company's current corporate headquarters and distribution facility are located in Irvine, California and consist of two leased buildings totaling approximately 106,000 square feet of space. In addition, the Company leases showrooms in Irvine, California, New York City and Dallas as well as one retail store in Costa Mesa and one outlet in Ontario, California.

ITEM 3 -- LEGAL PROCEEDINGS

    On January 23, 1997, plaintiff Chaile Steinberg filed a purported class action suit against the Company and certain other defendants on behalf of individuals who purchased the Company's common stock in the initial public offering pursuant to the Registration Statement and Prospectus ("Prospectus"), dated February 22, 1996, and on the open market from February 22, 1996 through January 14, 1997 (the "Class Period"). On April 7, 1997, the plaintiffs Igor Glaudnikov, Cara Debra Marks and Lois Burke filed a second related action against the same defendants. The two cases were subsequently consolidated by court order, dated May 19, 1997. Both STEINBERG and GLAUDNIKOV (collectively, the "State Actions") contain identical factual allegations, and only differ in the number of shares purchased by plaintiffs and the California residence of two of the plaintiffs in the GLAUDNIKOV action.

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

    Defendants filed a general demurrer in the State Actions, challenging the legal sufficiency of the complaints. On June 26, 1997, the judge sustained the defendants' general demurrer to the complaints in the State Actions, finding that neither complaint pleaded facts sufficient to constitute causes of action against the defendants. The judge sustained the demurrer as to four of the causes of action with leave to amend, and as to the fifth cause of action for unlawful, unfair or fraudulent business practices and false or misleading advertising without leave to amend.

    On July 9, 1998, plaintiffs filed their first amended consolidated complaint against the same defendants, alleging three causes of action. On September 22, 1998, defendants filed a general demurer to the first amended consolidated complaint. On March 16, 1999, the judge sustained the demurrer as to the Company with respect to two of the three causes of action with leave to amend. As to the third cause of action, the judge sustained the demurrer as to the Company with respect to three of the five plaintiffs with leave to amend, and overruled the demurrer with respect to the other two plaintiffs. Plaintiffs have until April 15, 1999 to amend their first amended and consolidated complaint.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, par value $.001 per share ("common stock"), began trading February 23, 1996 on the New York Stock Exchange upon completion of the Company's initial public offering (trading symbol "MGX"). As of March 22, 1999, there were approximately 6,800 shareholders of record. The following table sets forth the high and low sales prices for the common stock for each quarterly period as reported on the New York Stock Exchange Composite Tape:

                                               1997
                                    --------------------------
                                       HIGH             LOW
                                      -----             ---
First Quarter.................      $13              $7 1/4
Second Quarter................      $11 1/2          $5 7/8
Third Quarter.................      $11 3/4          $6 1/2
Fourth Quarter................      $10 13/16        $3

                                               1998
                                    --------------------------
                                       HIGH             LOW
                                      -----             ---
First Quarter.................      $ 7 5/8          $3
Second Quarter................      $ 9 9/16         $3 3/4
Third Quarter.................      $ 4 5/8          $1
Fourth Quarter................      $16              $2 1/2

    Since its initial public offering, the Company has not paid a dividend on its common stock. For certain information regarding distributions made by the Company in 1996 (prior to its initial public offering in February 1996), see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6 -- SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements") and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data presented below have been derived from the Company's consolidated financial statements. The selected pro forma income statement data set forth below is for informational purposes only and may not necessarily be indicative of the Company's results of operations in the future.

                                                                      YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                       1998         1997         1996         1995        1994
                                                    ----------  ------------  -----------  ----------  ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales.........................................  $   45,310  $     70,936  $   108,674  $   71,961  $   44,333
Cost of sales.....................................      35,994        63,963       69,364      41,210      26,027
                                                    ----------  ------------  -----------  ----------  ----------
Gross profit......................................       9,316         6,973       39,310      30,751      18,306
Royalty income, net...............................       3,214         3,798        3,919       3,413       2,375
Operating expenses................................      25,469        32,802       25,283      14,586       9,380
                                                    ----------  ------------  -----------  ----------  ----------
Operating income (loss)...........................     (12,939)      (22,031)      17,946      19,578      11,301
Interest income (expense), net....................        (612)         (278)         191        (233)       (148)
Miscellaneous.....................................        (140)         (362)          19         114          87
                                                    ----------  ------------  -----------  ----------  ----------
Income (loss) before income taxes.................     (13,691)      (22,671)      18,156      19,459      11,240
Provision (benefit) for income taxes (1)..........         107        (3,935)       5,526         297         176
                                                    ----------  ------------  -----------  ----------  ----------
Net income (loss).................................  $  (13,798) $    (18,736) $    12,630  $   19,162  $   11,064
                                                    ----------  ------------  -----------  ----------  ----------
                                                    ----------  ------------  -----------  ----------  ----------
Net income (loss) per share:
  Basic and diluted...............................  $    (0.92) $      (1.25) $       .84  $     1.47  $      .85
                                                    ----------  ------------  -----------  ----------  ----------
                                                    ----------  ------------  -----------  ----------  ----------
PRO FORMA DATA (2):
Historical income before income taxes.............                            $    18,156  $   19,459  $   11,240
Pro forma provision for income taxes..............                                  7,374       7,946       4,663
                                                                              -----------  ----------  ----------
Pro forma net income..............................                            $    10,782  $   11,513  $    6,577
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
Pro forma net income per share (basic and
  diluted)........................................                            $       .73
                                                                              -----------
                                                                              -----------
Pro forma weighted average common shares
  outstanding (basic and diluted).................                                 14,853
                                                                              -----------
                                                                              -----------

                                                                               DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1998        1997        1996        1995        1994
                                                        ----------  ----------  ----------  ----------  ----------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................................  $    4,532  $   13,419  $   36,152  $   12,621  $    9,880
Total assets..........................................  $   17,359  $   36,824  $   50,754  $   17,162  $   14,635
Long-term debt........................................  $       10  $       31  $       85  $       30  $       64
Stockholders' equity..................................  $    8,639  $   22,395  $   41,131  $   14,035  $   10,987

------------------------

(1) Represents California state franchise taxes for periods prior to the Company's conversion to C corporation status.

(2) The Company converted from S corporation to C corporation status commencing February, 1996. Amounts reflect adjustment for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto set forth in this Form 10-K commencing on page F-1.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Net sales decreased $25.6 million, or 36%, to $45.3 million in 1998 from $70.9 million in 1997. This decrease was primarily a result of a decrease of $24.3 million in sales of the men's apparel line, which represented a 46% of the Company's net sales in 1998 and a $3.1 million decrease in sales of the women's line, which represented 35% of the Company's net sales in 1998. The decrease in the men's apparel line resulted from reduced sales of tees and tanks and shorts to specialty stores and chains and reduced sales to unprofitable accounts due to the Company's strategy of focusing on sales to profitable department store accounts. The decline in the men's apparel sales was partially offset by a $1.2 million increase in sales of the recently-discountinued Moss line to $2.3 million in 1998 from $1.1 million in 1997. The decline in women's apparel sales resulted from a reduction in denim sales in the second half of the year due to lack of consumer demand and a reduction of sales to unprofitable accounts. Net sales of the eyewear line, which represented 3.8% of the Company's net sales in 1998, decreased to $1.7 million in 1998 from $3.1 million in 1997 due to reduced product releases, particularly in the Moss line, resulting from excess inventories with core customers.

    Gross profit increased to $9.3 million in 1998 from $7.0 million in 1997. Gross profit as a percentage of net sales increased to 20.6% in 1998 from 9.8% in 1997. The increase resulted primarily from lower inventory writedowns in 1998 compared with 1997. Gross profit as a percentage of sales, excluding excessive inventory sales, additional reserves and inventory shortages, increased to 34% compared to 31% in the same period in 1997.

    Net royalty income decreased to $3.2 million, or 7.1% of net sales, in 1998 as compared to $3.8 million, or 5.4% of net sales, in 1997. The decrease was primarily attributed to reduced sales by the Company's licensees that carry swimwear, bodywear and accessory product categories. Management believes that sales of the Company's swimwear licensee were negatively impacted, in part, by poor weather conditions on the West Coast of the United States. Sales of the Company's accessory licensee declined due to a reduction in product categories offered during 1998 compared to 1997. In addition, unfavorable foreign exchange rate variances from the Company's Australian licensee further impacted results.

    Operating expenses decreased in nearly all categories to $25.5 million in 1998 from $32.8 million in 1997. Included in the 1998 operating expenses is a lease restructuring charge of $3.8 million, which was finalized in the second quarter of 1998, and a $463,000 in-store fixture reserve recorded in the third quarter of 1998. The lease restructure charge includes (i) $2.7 million in corporate lease restructuring expenses and costs, including the write down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for the closing of the Company's Pasadena retail store.

    During 1998, the Company reevaluated its office and facilities requirements and agreed to relinquish its existing space for its corporate headquarters and approximately half of the space for its warehouse/distribution. This lease restructuring relieved the Company of annual rental obligations of approximately $1.0 million. The Company has moved into its new corporate headquarters located in Irvine, California and has leased office space in Santa Monica, California. The Company's annual rent obligation for both locations is approximately $260,000. The Company, accordingly, will realize a reduction in annual rental obligations of approximately $740,000.

    Operating expenses, excluding the lease restructuring charge, decreased to $21.7 million in 1998 from $32.8 million in 1997. General and administrative expense decreased to $11.0 million in 1998 compared to $13.4 million in 1997 primarily as a result of staffing reductions and cost cutting measures. Selling expense decreased to $5.9 million in 1998 from $8.5 million in 1997 primarily due to reduced sales commissions, partially offset by an increase in salary expense for in-house sales representatives. Marketing expense decreased to $2.3 million in 1998 from $7.0 million in 1997 primarily due to reduced print advertising and the elimination of certain fashion shows. Design expense decreased to $2.4 million in 1998 from $3.9 million in 1997 primarily as a result of reduced staffing levels and overall cost cutting measures in design expenses. Operating expenses, excluding the lease restructuring charge, as a percentage of net sales increased to 47.8% in 1998 from 46.3% in 1997.

    The Company had other expense of $140,000 in 1998 compared to $362,000 in 1997 primarily due to losses on disposals of fixed assets.

    The Company had interest expense of $612,000 in 1998 compared to $278,000 in 1997 primarily due to increased borrowings on the Company's credit facility.

    The Company had alternative minimum tax expense of $107,000 in 1998 compared to an income tax benefit of $3,935,000 in 1997. Losses for 1997 and 1998 were benefited only to the extent the Company could apply for carryback claims in its income tax returns.

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Net sales decreased $37.8 million, or 35%, to $70.9 million in 1997 from $108.7 million in 1996. This decrease was primarily a result of a decrease of $38.6 million in sales of the men's apparel line, which represented a 64% of the Company's net sales in 1997 and a $1.6 million decrease in sales of the women's line, which represented 26% of the Company's net sales in 1997. The decrease in the men's apparel line resulted from reduced sales of knits, denim, wovens, screenprinted tee-shirts and fleece. The decline in the men's apparel sales was partially offset by sales of the Moss line totaling $1.1 million. Net sales of the eyewear line, which represented 4.4% of the Company's net sales in 1997, increased to $3.1 million in 1997 from $2.8 million in 1996.

    Gross profit decreased to $7.0 million in 1997 from $39.3 million in 1996. Gross profit as a percentage of net sales decreased to 9.8% in 1997 from 36.2% in 1996. This decrease resulted primarily from inventory writedowns necessitated by lower than expected sales levels and price resistance within discount channels used to absorb the Company's prior season merchandise. To a lesser extent, gross profit margins for the year ended December 31, 1997 were impacted by: a decrease in sales of higher margin men's activewear; allowances to the Company's retail customers due to late product deliveries, product fit problems and lower than anticipated sales at retail; higher than planned production development costs; and, higher than planned warehouse costs due to startup costs associated with the Company's new facilities.

    Net royalty income remained relatively stable at $3.8 million in 1997 as compared to $3.9 million in 1996, or 5.4% and 3.6% of net sales, respectively.

    Operating expenses increased in nearly all categories to $32.8 million in 1997 from $25.3 million in 1996. General and administrative expense increased to $13.4 million in 1997 compared to $9.4 million in 1996 primarily as a result of higher average staffing levels, increased rent expense due to the Company occupying its new headquarters in July 1997 and increased depreciation due to the buildout of the Company's new headquarters. Selling expense decreased to $8.5 million in 1997 from $9.3 million in 1996 primarily due to decreased commission expense as a result of the decline in sales. Marketing expense increased to $7.0 million in 1997 from $4.2 million in 1996 primarily due to increased advertising expenses and depreciation. Design expense increased to $3.9 million in 1997 from $2.4 million in 1996 primarily as a result of higher average staffing levels necessary to support the expansion of the Company's product offerings and increases in sales samples. Operating expenses as a percentage of net sales increased to 46.3% in 1997 from 23.3% in 1996. In 1997 the Company began cost cutting measures to more align its expense level with its declining sales. Accordingly, the Company has reduced staffing levels, reduced compensation to existing staff and is reviewing other cost cutting measures which are planned to reduce operating expenses in fiscal 1998.

    The Company had other expense of $362,000 in 1997 compared to none in 1996 primarily due to losses on disposals of fixed assets.

    The Company had interest expense of $278,000 in 1997 compared to interest income of $191,000 in 1996 primarily due to an increase in overall expenses which resulted in an increase in borrowings on the Company's credit facility.

    The Company had an income tax benefit of $3,935,000 in 1997 compared to a pro forma income tax provision of $7,374,000 in 1996. Losses for 1997 were benefited only to the extent the Company could apply for carryback claims in its income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash requirements are to fund the Company's working capital needs, primarily inventories and accounts receivable, and to purchase property and equipment. Net cash provided by operating activities totaled $2.0 million during 1998. Cash provided by operating activities was comprised of the Company's net loss of $13.8 million for the year ended December 31, 1998 and cash used to pay down accrued liabilities of $3.2 million, offset by a federal tax refund of $5.3 million, a $6.1 million reduction in inventory and the non-cash charge of $3.0 million associated with the write-down of assets related to the lease restructuring. At December 31, 1998, working capital was approximately $4.5 million as compared to $13.4 million at December 31, 1997 due primarily to a $6.1 million reduction in inventory, the collection of refundable taxes and funding of the loss sustained by the Company during 1998. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels. To supplement cash flow from operations, the Company maintains a $15.0 million revolving credit facility with a factor to be used for general working capital purposes. The facility also allows for up to $6 million in letters of credit. All obligations under the credit facility, which includes a letter of credit facility, are collateralized by the Company's inventory, receivables, machinery and equipment and intangibles. The credit agreement has various restrictive covenants which include the Company's earnings before interest, tax, depreciation and amortization (EBITDA), exposure in excess of account receivable availability and capital expenditure limitations. The Company was in compliance with all debt covenants as of December 31, 1998. The Company had borrowings of $4.8 million outstanding on the line of credit as of December 31, 1998. In March 1999, the lender's commitment under the finance agreement was extended through April 1, 2000.

    Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of nonrecourse accounts receivable in exchange for a fee. The factor approves the credit of the Company's customer prior to sales. If the factor disapproves of a sale to a customer and the Company decides to proceed with the sales, the Company bears the credit risk. Prior to July 1997, the factoring agreement provided that the Company's could request advances against a percentage of qualifying accounts receivable. In conjunction with the Company's credit facility, the advance facility associated with the factoring agreement was terminated. The factor agreement is in force through June 30, 2002.

    Cash flows used in investing activities totaled $244,000 for 1998 and was comprised of capital expenditures partially offset by proceeds received from the disposal of assets from the Company's screen printing subsidiary, Giannico, Inc.

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

    The Company believes that current cash and their revolving line of credit will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

SIGNIFICANT ACCOUNTING ESTIMATES

    In recent years certain customers of the Company have experienced financial difficulties, including the filing of reorganization under bankruptcy laws. The Company has not generally incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that its allowance for doubtful accounts at December 31, 1998 is adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other customers could have an adverse impact on the Company's financial position or results of operations.

SEASONALITY

    The Company's business is impacted by general seasonal trends that are characteristic of many companies in the apparel industry. However, due primarily to the significant growth that the Company experienced during 1996 and the declining sales experienced in 1997 and 1998, past quarterly sales and profit trends have not reflected normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

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

EXCHANGE RATES

    The Company receives United States dollars for substantially all of its product sales and its licensing revenues. Inventory purchases from offshore contract manufacturers are primarily denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs. The Company does not engage in hedging activities with respect to such exchange rate risk.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components and SFAS No. 131 establishes standards for the way public companies report financial information about operating segments. The Company adopted both new standards in fiscal 1998, as required. These statements affect disclosure and presentation in the financial statements but do not have an effect on the Company's consolidated financial position, liquidity, cash flows or results of operations.

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

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

    With regard to information systems, production and facilities equipment and products, the Company is substantially complete with the assessment and plan development phase and is approximately 90% complete with its total planned efforts including remediation, testing and implementation. The Company expects that its remediation efforts in these areas will be substantially completed by June 1999.

    The Company is also reviewing the efforts of its vendors and customers to become Year 2000 compliant. The Company has divided these vendors and customers into several groups such as financial institutions, software and system suppliers, critical customers and manufacturers. Each group was reviewed based on its level of technological dependence, frequency of interactions and need by the Company to continue operations. The Company has received approximately 95% of the responses from the more technologically dependent vendors and customers, of which 100% responded with written assurances that they expect to address all of their known significant Year 2000 issues on a timely basis. The Company is currently contacting its remaining vendors and customers to ensure that they are Year 2000 compliant. The Company anticipates that these activities will be on-going for the remainder of 1999 and will include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company will be seeking alternative suppliers if possible where circumstances warrant. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

COST

    The costs related to Year 2000 compliance are not expected to be significant. Existing maintenance agreements with the software providers covered the majority of costs related to the upgrade of its internal accounting and proprietary business software. These systems were upgraded in December of 1998. The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements as provided under its system maintenance agreements currently in effect.

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

CONTINGENCY PLAN

    The Company has started a comprehensive analysis of the operational problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been finalized for dealing with the most reasonably likely worst case scenario as such scenario has not yet been clearly identified. The Company is currently undergoing this analysis and contingency planning which will be complete by June 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company does not have any derivative financial instruments as of December 31, 1998. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit and factoring agreement have variable interest rates. Therefore, the fair value of these instruments are not affected by changes in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

FORWARD LOOKING INFORMATION

    This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company's future operating results, the Company's expansion of its in-store shop program, the ability of the Company timely to deliver its products to customers, the success of the Company's licensing program and the outcome of the Company's legal proceedings. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions, including those described in "Business--Risk Factors." Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Index to Consolidated Financial Statements" at Item 14(a) for a listing of the consolidated financial statements and supplementary data submitted as part of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective May 29, 1997, Anthony C. Cherbak ("Cherbak"), former Executive Vice President and Chief Financial Officer of the Company, resigned as an officer of the Company, for personal and family reasons, and rejoined his former employer, Deloitte & Touche, LLP ("Deloitte & Touche"). As a result of Cherbak rejoining Deloitte & Touche, the accounting firm will not be independent of the Company pursuant to Rule 101-1 of the American Institute of Certified Public Accountants Professional Standards and resigned as the Company's principal accountant effective May 21, 1997. The Board accepted such resignation.

    Deloitte & Touche's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty, audit scope, or accounting principals. During the Company's two most recent fiscal years and any subsequent interim period through May 21, 1997, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the Company's Proxy Statement for its 1999 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's Proxy Statement for its 1999 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's Proxy Statement for its 1999 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Company's Proxy Statement for its 1999 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 and is incorporated herein by reference.

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

    (1) Financial Statements:

                                                                                            PAGE
                                                                                            -----
Reports of Independent Auditors
  Arthur Andersen LLP..................................................................         F-2
  Deloitte & Touche LLP................................................................         F-3
Consolidated Balance Sheets at December 31, 1998 and 1997..............................         F-4
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and
  1996.................................................................................         F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998,
  1997 and 1996........................................................................         F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
  1996.................................................................................         F-7
Notes to Consolidated Financial Statements.............................................         F-8

    (2) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

EXHIBIT NO.                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------
       3.1   Certificate of Incorporation of Registrant (1)
       3.2   Bylaws of the Registrant (1)
       4.1   Specimen certificate of shares of Common Stock of the Registrant (1)
      10.1   Registrant's 1995 Stock Plan (1)
      10.2   Registrant's 1995 Directors Stock Option Plan (1)
      10.3   Employment Agreement, dated January 1, 1996, by and between the Registrant and
               Mossimo Giannulli (1)
      10.4   Factoring Agreement, dated January 2, 1990, by and between the Registrant and The
               CIT Group, as amended to date (1)
    10.4.1   Letter Amendment to Factoring Agreement dated June 16, 1995 (1)
    10.4.2   Letter Amendment to Factoring Agreement dated February 1, 1996 (1)
    10.4.3   Letter Amendment to Factoring Agreement dated November 1, 1996 (2)
    10.4.4   Letter Amendment to Factoring Agreement dated May 21, 1998 (5)
      10.5   Form of Indemnification Agreement between the Registrant and its directors and officers (1)
      10.6   Lease, dated May 3, 1996, between the Registrant and The Irvine Company (3)
    10.6.1   Amendment to the lease agreement with the Irvine Company, dated July 10, 1998 (5)
      10.7   Financing Agreement, dated July 15, 1997, by and between the Registrant and The
               CIT Group/Commercial Services, Inc. (4)
    10.7.1   Amendment to the Financing Agreement dated April 1, 1998 (5)
      10.8   Lease, dated August 19, 1998, between the Registrant and the Cornucopia, Inc. (6)
      10.9   Lease, dated July 20, 1998, between the Registrant and 3002 Pennsylvania Avenue,
               LLC (6)
     10.10   Registration Rights Agreement, dated as of November 30, 1998, by and among the
               Registrant, Edwin Lewis and Mossimo Giannulli
      23.1   Independent Public Accountants Consent -- Arthur Andersen LLP
      23.2   Independent Public Accountants Consent -- Deloitte & Touche LLP
        27   Financial Data Schedule

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

    (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

    (3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

    (4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

    (5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June, 30, 1998.

    (6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September, 30, 1998.

(b) Reports on Form 8-K:

    A report on Form 8-K was filed with the commission on December 8, 1998, announcing the appointment of Edwin Lewis as President and Chief Executive Officer and related transactions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1999.

                                MOSSIMO, INC.

                                By:              /s/ EDWIN H. LEWIS
                                     -----------------------------------------
                                                   Edwin H. Lewis
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March, 1999.

    /s/ MOSSIMO GIANNULLI
------------------------------  Chairman of the Board
      Mossimo Giannulli

      /s/ EDWIN H. LEWIS
------------------------------  Chief Executive Officer
        Edwin H. Lewis            and President

                                Secretary, Treasurer and
   /s/ THORA B. THORODDSEN        Senior Vice President
------------------------------    Finance (Principal
     Thora B. Thoroddsen          Accounting Officer)

      /s/ ROBERT MARTINI
------------------------------  Director
        Robert Martini

      /s/ JOHN STAFFORD
------------------------------  Director
        John Stafford

                          MOSSIMO, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS
  Arthur Andersen LLP......................................................................................         F-2
  Deloitte and Touche LLP..................................................................................         F-3

FINANCIAL STATEMENTS:
Consolidated balance sheets at December 31, 1998 and 1997..................................................         F-4
Consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996.................         F-5
Consolidated statements of stockholders' equity for the years ended December 31, 1998, 1997 and 1996.......         F-6
Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996.................         F-7
Notes to consolidated financial statements.................................................................         F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mossimo, Inc.:

    We have audited the accompanying consolidated balance sheets of Mossimo, Inc. (a Delaware corporation) and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California

February 26, 1999 (except with respect to
Note 2 and Note 6 as to which
the date is March 22, 1999)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Mossimo, Inc.:

    We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flow of Mossimo, Inc. and subsidiary for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Mossimo, Inc. and subsidiary's operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Costa Mesa, California

February 21, 1997

                          MOSSIMO, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
CURRENT ASSETS:
Cash......................................................................................  $      176  $      655
Accounts receivable, net of allowance for doubtful accounts of $696 -- 1998 and $891 --
  1997....................................................................................         979       2,473
Due from factor, net......................................................................       3,064       4,001
Refundable taxes..........................................................................         171       5,505
Inventories...............................................................................       8,325      14,437
Prepaid expenses and other current assets.................................................         202         296
                                                                                            ----------  ----------
  Total current assets....................................................................      12,917      27,367

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization.........       4,207       9,182

OTHER ASSETS..............................................................................         235         275
                                                                                            ----------  ----------
                                                                                            $   17,359  $   36,824
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit............................................................................  $    4,759  $    6,962
Accounts payable..........................................................................       1,505       4,126
Accrued liabilities.......................................................................       1,834       2,457
Current portion of long-term debt.........................................................          21          41
S distribution note.......................................................................         266         362
                                                                                            ----------  ----------
  Total current liabilities...............................................................       8,385      13,948

DEFERRED ROYALTY INCOME...................................................................         325         450

LONG-TERM DEBT, net of current portion....................................................          10          31

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001; authorized shares 3,000,000, no shares issued or
  outstanding.............................................................................          --          --
Common stock, par value $.001; authorized shares 30,000,000, issued and outstanding
  15,011,529 and 15,000,000 -- 1998 and 1997, respectively................................          15          15
Additional paid-in capital................................................................      31,428      31,386
Accumulated deficit.......................................................................     (22,804)     (9,006)
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................       8,639      22,395
                                                                                            ----------  ----------
                                                                                            $   17,359  $   36,824
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                                1998        1997        1996
                                                                             ----------  ----------  -----------
Net sales..................................................................  $   45,310  $   70,936  $   108,674
Cost of sales..............................................................      35,994      63,963       69,364
                                                                             ----------  ----------  -----------
    Gross profit...........................................................       9,316       6,973       39,310
Royalty income, net........................................................       3,214       3,798        3,919
                                                                             ----------  ----------  -----------
                                                                                 12,530      10,771       43,229
                                                                             ----------  ----------  -----------
OPERATING EXPENSES:
  General and administrative...............................................      11,036      13,430        9,363
  Selling..................................................................       5,933       8,482        9,329
  Marketing................................................................       2,297       7,014        4,223
  Design...................................................................       2,411       3,876        2,368
  Lease restructuring......................................................       3,792          --           --
                                                                             ----------  ----------  -----------
    Total operating expenses...............................................      25,469      32,802       25,283
                                                                             ----------  ----------  -----------
Operating income (loss)....................................................     (12,939)    (22,031)      17,946
                                                                             ----------  ----------  -----------
OTHER INCOME (EXPENSE):
Interest income (expense), net.............................................        (612)       (278)         191
Miscellaneous..............................................................        (140)       (362)          19
                                                                             ----------  ----------  -----------
      Net other income (expense)...........................................        (752)       (640)         210
                                                                             ----------  ----------  -----------
Income (loss) before income taxes..........................................     (13,691)    (22,671)      18,156
Provision (benefit) for income taxes.......................................         107      (3,935)       5,526
                                                                             ----------  ----------  -----------
Net income (loss)..........................................................  $  (13,798) $  (18,736) $    12,630
                                                                             ----------  ----------  -----------
                                                                             ----------  ----------  -----------
Net income (loss) per common share
  Basic and diluted........................................................  $     (.92) $    (1.25) $       .84
                                                                             ----------  ----------  -----------
                                                                             ----------  ----------  -----------
Weighted average common shares outstanding
  Basic and diluted........................................................      15,010      15,000       15,000
                                                                             ----------  ----------  -----------
                                                                             ----------  ----------  -----------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                              RETAINED
                                                           COMMON STOCK       ADDITIONAL      EARNINGS
                                                      ----------------------    PAID-IN     (ACCUMULATED
                                                       SHARES      AMOUNT       CAPITAL       DEFICIT)       TOTAL
                                                      ---------  -----------  -----------  --------------  ----------
BALANCE, December 31, 1995..........................     13,000   $      13    $   1,187    $     12,835   $   14,035
Issuance of common stock............................      2,000           2       32,100              --       32,102
Reclassification of undistributed S corporation
  earnings..........................................         --          --       (1,901)          1,901           --
Net income..........................................         --          --           --          12,630       12,630
Dividends...........................................         --          --           --         (17,636)     (17,636)
                                                      ---------         ---   -----------  --------------  ----------
BALANCE, December 31, 1996..........................     15,000   $      15       31,386           9,730       41,131
Net loss............................................         --          --           --         (18,736)     (18,736)
                                                      ---------         ---   -----------  --------------  ----------
BALANCE, December 31, 1997..........................     15,000   $      15    $  31,386    $     (9,006)  $   22,395
Issuance of common stock............................         11          --           42              --           42
Net loss............................................         --          --           --         (13,798)     (13,798)
                                                      ---------         ---   -----------  --------------  ----------
BALANCE, December 31, 1998..........................     15,011   $      15    $  31,428    $    (22,804)  $   (8,639)
                                                      ---------         ---   -----------  --------------  ----------
                                                      ---------         ---   -----------  --------------  ----------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1998        1997        1996
                                                                              ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................  $  (13,798) $  (18,736) $   12,630
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
Depreciation and amortization...............................................       1,766       1,751         686
Write-down of in-store fixtures.............................................         461          --          --
Loss on disposition of property and equipment...............................       2,992         265          19
Provision for doubtful receivables..........................................         419         406         535
Deferred income taxes.......................................................          --       1,455      (1,455)
Changes in:
  Accounts receivable.......................................................       1,075        (113)     (1,839)
  Due from factor...........................................................         937       9,560      (6,375)
  Refundable taxes..........................................................       5,334      (4,159)     (1,352)
  Inventories...............................................................       6,112       2,978      (7,642)
  Prepaid expenses and other current assets.................................          94         573        (281)
  Other assets..............................................................        (181)        486        (193)
  Accounts payable..........................................................      (2,621)     (2,575)      4,669
  Accrued liabilities.......................................................        (623)      1,233         215
                                                                              ----------  ----------  ----------
    Net cash provided by (used in) by operating activities..................       1,967      (6,876)       (383)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment..........................        (744)     (6,355)     (3,954)
Proceeds from disposition of property and equipment.........................         500          16          --
Proceeds from new licensing agreement.......................................          --          --       1,100
Payment for extinguishment of old licensing agreement.......................          --          --      (1,100)
                                                                              ----------  ----------  ----------
    Net cash used in investing activities...................................        (244)     (6,339)     (3,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt.................................................         (41)        (99)        (99)
Net proceeds from issuance of common stock..................................          42          --      32,102
Net change in factor advances...............................................      (2,203)      6,962      (3,931)
Dividends paid..............................................................          --          --     (17,209)
                                                                              ----------  ----------  ----------
    Net cash provided by (used in) financing activities.....................      (2,202)      6,863      10,863
                                                                              ----------  ----------  ----------
NET CHANGE IN CASH..........................................................        (479)     (6,352)      6,526
CASH, beginning of year.....................................................         655       7,007         481
                                                                              ----------  ----------  ----------
CASH, end of year...........................................................  $      176  $      655  $    7,007
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................................  $      638  $      355  $      169
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
    Income taxes............................................................  $       --  $      225  $    8,327
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS:
Contractual obligations incurred for acquisition of equipment...............  $       --  $       --  $      190
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
S distribution note payable to stockholder..................................  $       --  $       --  $      427
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS -- The Company designs, sources and markets a lifestyle collection of contemporary men's and women's apparel bearing Mossimo-Registered Trademark- trademarks. The Company also licenses its trademarks for use in collections of women's swimwear and bodywear, men's neckwear, men's tailored suits and dress shirts, men's hosiery and men's and women's accessories. The Company distributes its products to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as one signature retail store and one outlet store in Southern California.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Mossimo, Inc., a Delaware corporation and its wholly-owned subsidiary, Giannico, Inc. (collectively, the Company). Giannico's operations were discontinued in the third quarter ended September 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

    SEGMENT AND GEOGRAPHIC INFORMATION -- The Company operates in one principal business segment across domestic and international markets. International sales are primarily made through the Company's licensees in their respective territories.

    COMPREHENSIVE INCOME (LOSS) -- As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There are no items of comprehensive income (loss) that the Company is required to report.

    CONCENTRATION OF CREDIT RISK -- The Company assigns a substantial portion of its receivables to a factor, which assumes the credit risk with respect to collection of nonrecourse receivables. Ongoing customer credit evaluations are performed with respect to the Company's trade receivables, and collateral is generally not required.

    CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include cash on hand and investments purchased with original maturities of three months or less.

    INVENTORIES -- Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

    PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over generally a five to ten-year period for automobiles, machinery and equipment. Leasehold improvements are amortized over the term of the related lease if less than the estimated service life. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over a three-year period. These costs are included in furniture and fixtures.

    REVENUE RECOGNITION -- Revenue is recognized when merchandise is shipped to a customer. Reserves for estimated returns and allowances are recorded at the time of shipment based upon management's estimates and the Company's historical experience.

    INCOME TAXES -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes. Prior to February 23, 1996, Mossimo, Inc. elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, the provision for income taxes for periods through February 22, 1996 is computed by

                          MOSSIMO, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) applying the California franchise tax rate for S corporations of 1.5% to Mossimo, Inc.'s pretax earnings. Effective February 23, 1996, the Company converted to a C corporation and became subject to regular federal and state income taxes on an ongoing basis. As a result of converting to a C corporation, the Company established deferred income tax assets and thereby recorded an income tax benefit of $700,000 on February 23, 1996.

    USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    STOCK BASED COMPENSATION -- In fiscal 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company adopted the pro forma disclosure requirements of SFAS No. 123, which requires presentation of the pro forma effect of the fair value based method on net income and net income per share in the financial statement footnotes. See Note 12-- Stockholders' Equity.

    EARNINGS PER SHARE -- Effective fiscal 1997, the Company adopted SFAS No. 128, "Earnings Per Share". As required, the Company's financial statements include net income per share assuming no dilution from outstanding options and net income per share assuming dilution. Prior period net income per share data was restated for consistency. The impact of SFAS No. 128 did not materially change the Company's reported results of operations. For the years ended December 31, 1998, 1997 and 1996, there was no dilution from outstanding options.

    During 1998, the Company issued stock options to Edwin Lewis under the Stock Option Plan for Edwin Lewis (Note 12). The shares of common stock to be issued upon exercise of these options will be contributed to the Company by Mossimo Giannulli under a Contribution Agreement (Note 12). Accordingly, these shares are included in basic weighted average shares outstanding as of December 31, 1998.

    IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

    MERCHANDISE RISK -- The Company's success is largely dependent upon its ability to gauge the fashion tastes of its targeted consumers and provide merchandise that satisfies consumer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

    RECLASSIFICATIONS -- Certain reclassifications have been made in the audited consolidated 1997 and 1996 financial statements to conform to the 1998 presentation.

                          MOSSIMO, INC. AND SUBSIDIARY

2. DUE FROM FACTOR

    Pursuant to the provisions of a factoring agreement, the Company assigns a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of the nonrecourse accounts receivable. The Company may request advances against a percentage, determined by the factor, of the qualifying accounts receivable factored at any time before their maturity date. The factoring charge ranged from .5% to .7% of the receivables assigned. Interest at the prime rate plus .5% per annum is charged on advances received through the Company's credit facility. Outstanding advances on the credit facility are collateralized by the Company's receivables, inventories, machinery and equipment and intangibles.

    The factoring agreement continues in force from year to year and may be terminated by the Company on June 30, 2002 with 60 days prior written notice or by the factor at any time after April 1, 2000, with 180 days prior written notice.

    Due from factor consists of the following at December 31, 1998 and 1997:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Unmatured accounts receivable:
  Nonrecourse...........................................................  $   4,187  $   5,839
  With recourse.........................................................         93        653
Allowance for sales returns and markdowns...............................     (1,216)    (2,491)
                                                                          ---------  ---------
                                                                          $   3,064  $   4,001
                                                                          ---------  ---------
                                                                          ---------  ---------

3. INVENTORIES

    Inventories consist of the following at December 31, 1998 and 1997:

                                                                           1998        1997
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
Raw materials..........................................................  $   2,415  $    5,889
Work-in-process........................................................        665       1,096
Finished goods.........................................................      5,245       7,452
                                                                         ---------  ----------
                                                                         $   8,325  $   14,437
                                                                         ---------  ----------
                                                                         ---------  ----------

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

                          MOSSIMO, INC. AND SUBSIDIARY

4. INCOME TAXES

    The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
                                                                         (IN THOUSANDS)
Current:
  Federal......................................................  $      91  $  (5,390) $   5,478
  State........................................................         16         --      1,503
                                                                 ---------  ---------  ---------
                                                                       107     (5,390)     6,981
                                                                 ---------  ---------  ---------
Deferred:
  Federal......................................................         --      1,205     (1,205)
  State........................................................         --        250       (250)
                                                                 ---------  ---------  ---------
                                                                        --      1,455     (1,455)
                                                                 ---------  ---------  ---------
Total provision (benefit) for income taxes.....................  $     107  $  (3,935) $   5,526
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The provision (benefit) for income taxes differs from the amount of tax determined by applying the Federal statutory rate to pretax income. The components of this difference for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                                                1998       1997       1996
                                                              ---------  ---------  ---------
                                                                      (IN THOUSANDS)
Provision (benefit) on income at federal statutory tax
  rate......................................................  $  (4,655) $  (7,708) $   6,355
State tax provision (benefit) taxes, net of federal tax
  effect....................................................      ( 821)    (1,383)     1,449
Increase in valuation allowance.............................      4,777      5,096         --
Limitations on state net operating loss utilization.........        773         --         --
Recording of deferred income tax assets in connection with
  conversion to C corporation...............................         --         --       (700)
S corporation earnings not subject to federal tax...........         --         --     (1,105)
Other.......................................................         33         60       (473)
                                                              ---------  ---------  ---------
Total provision (benefit) for income taxes..................  $     107  $  (3,935) $   5,526
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

                          MOSSIMO, INC. AND SUBSIDIARY

4. INCOME TAXES -- (CONTINUED)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31, 1998 and 1997 are as follows:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Deferred income tax assets (liabilities):
  Reserves not currently deductible.....................................  $   1,867  $   4,192
  State income taxes....................................................       (687)    (1,058)
  Net operating loss carryforward.......................................      8,510      1,776
  Other.................................................................        183        186
                                                                          ---------  ---------
Net deferred tax assets.................................................      9,873      5,096
Valuation allowance.....................................................     (9,873)    (5,096)
                                                                          ---------  ---------
Total net deferred tax asset............................................  $      --  $      --
                                                                          ---------  ---------
                                                                          ---------  ---------

    The Company has provided a full valuation allowance on the net deferred tax asset at December 31, 1998 and 1997 due to the uncertainty regarding its realization.

    As of December 31, 1998, the Company has approximately $17,600,000 and $15,600,000 of federal and state net operating loss carryforwards, respectively, available to offset future taxable income which expire in various years through 2013.

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

                          MOSSIMO, INC. AND SUBSIDIARY

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1998 and 1997:

                                                                           1998        1997
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
Furniture and fixtures.................................................  $   3,986  $    6,541
Machinery and equipment................................................      2,937       4,132
Automobiles............................................................        153         162
Construction in progress...............................................        342         969
                                                                         ---------  ----------
                                                                             7,418      11,804
Accumulated depreciation and amortization..............................     (3,211)     (2,622)
                                                                         ---------  ----------
                                                                         $   4,207  $    9,182
                                                                         ---------  ----------
                                                                         ---------  ----------

6. LINE OF CREDIT AND LONG-TERM DEBT

    The Company maintains a $15,000,000 revolving line of credit, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus .5% (7.75% at December 31, 1998). The Company's borrowings under the facility are limited to 50% of eligible inventory and 85% of eligible receivables. The facility also allows for up to $6 million in letters of credit. At December 31, 1998, there were borrowings totaling $4,759,000 outstanding under the line of credit. The credit facility has various restrictive covenants, which include the Company's earnings before interest, tax, depreciation and amortization (EBITDA), exposure in excess of accounts receivable availability and capital expenditure limitations. The Company was in compliance with all debt covenants as of December 31, 1998. In March 1999, the agreement was amended to commit the revolving line of credit through April 1, 2000, and to allow the Company to borrow amounts in excess of its advance rates in varying monthly amounts from approximately $1.5 million to $5.5 million. The amendment also extends the factoring agreement and the line of credit through June 30, 2002.

    Notes payable are due in aggregate monthly installments of $3,900, including interest from 8.6% to 21.3% per annum, which mature at various dates through June 2001. The notes are collateralized by the equipment.

7. EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees after six months of employment. The plan provides for annual matching contributions by the Company as a percentage of employee contributions and annual wages. Contributions made to the plan for the years ended December 31, 1998, 1997 and 1996 were $31,000, $64,000 and $35,000, respectively.

    In February 1997, the Company adopted the Mossimo, Inc. Employee Stock Purchase Plan (the "Employee Plan"), which provides eligible employees of the Company the opportunity to acquire stock in the Company through periodic payroll deductions that will be applied at semi-annual intervals to purchase shares of common stock at a discount from the then current market price. The purchase price of the shares amounts to the lower of 85% of the fair market value of the Company's common stock on the first day of the purchase period; or, 85% of the fair market value of the Company's common stock on the purchase date. During 1998, the Company issued 11,529 shares to employees through the Employee Plan. As of December 31, 1998, the Company had collected $10,000 toward the purchase of stock

                          MOSSIMO, INC. AND SUBSIDIARY

7. EMPLOYEE BENEFIT PLANS -- (CONTINUED) under the Employee Plan and had not yet issued the stock. This amount is included in accrued liabilities on the accompanying balance sheet. A total of 500,000 shares have been reserved under the Employee Plan.

8. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES -- The Company is committed under noncancelable operating leases expiring at various dates through June 2007. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $2,492,000, $2,603,000 and
$1,039,000, respectively.

    Future minimum annual rental payments required under noncancelable operating leases in excess of one year are as follows (in thousands):

Year ending December 31:
  1999.............................................................  $   1,773
  2000.............................................................      1,522
  2001.............................................................        847
  2002.............................................................        628
  2003.............................................................        563
  Thereafter.......................................................      1,642
                                                                     ---------
Total scheduled maturities.........................................  $   6,975
                                                                     ---------
                                                                     ---------

    LETTERS OF CREDIT -- The Company has an agreement with its factor to facilitate the purchase of goods by issuing letters of credit to various companies overseas. The letters of credit are collateralized by inventories. At December 31, 1998, the Company had outstanding letters of credit of $2,072,000.

    LITIGATION -- On January 23, 1997, plaintiff Chaile Steinberg filed a purported class action suit against the Company and certain other defendants on behalf of individuals who purchased the Company's common stock in the initial public offering pursuant to the Registration Statement and Prospectus ("Prospectus"), dated February 22, 1996, and on the open market from February 22, 1996 through January 14, 1997 (the "Class Period"). On April 7, 1997, the plaintiffs Igor Glaudnikov, Cara Debra Marks and Lois Burke filed a second related action against the same defendants. The two cases were subsequently consolidated by court order, dated May 19, 1997. Both STEINBERG and GLAUDNIKOV (collectively, the "State Actions") contain identical factual allegations, and only differ in the number of shares purchased by plaintiffs and the California residence of two of the plaintiffs in the GLAUDNIKOV action.

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

                          MOSSIMO, INC. AND SUBSIDIARY

8. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
    Defendants filed a general demurrer in the State Actions, challenging the legal sufficiency of the complaints. On June 26, 1997, the judge sustained the defendants' general demurrer to the complaints in the State Actions, finding that neither complaint pleaded facts sufficient to constitute causes of action against the defendants. The judge sustained the demurrer as to four of the causes of action with leave to amend, and as to the fifth cause of action for unlawful, unfair or fraudulent business practices and false or misleading advertising without leave to amend.

    On July 9, 1998, plaintiffs filed their first amended consolidated complaint against the same defendants, alleging three causes of action. On September 22, 1998, defendants filed a general demurer to the first amended consolidated complaint. On March 16, 1999, the judge sustained the demurrer as to the Company with respect to two of the three causes of action with leave to amend. As to the third cause of action, the judge sustained the demurrer as to the Company with respect to three of the five plaintiffs with leave to amend, and overruled the demurrer with respect to the other two plaintiffs. Plaintiffs have until April 15, 1999 to amend their first amended and consolidated complaint.

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

9. MAJOR CUSTOMERS

    During the years ended December 31, 1998, 1997 and 1996, sales to one department store customer in its various regions represented approximately 20%, 13% and 11% of net sales, respectively. A decision by a significant customer to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material effect on the Company's financial condition and results of operations.

10. ROYALTY INCOME, NET

    The Company has licensing agreements with several unrelated companies for the use of its trademarks and designs. Royalty payments are due on a monthly or quarterly basis and range from 4% to 10% of the licensee's sales.

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

                          MOSSIMO, INC. AND SUBSIDIARY

12. STOCKHOLDERS' EQUITY

    In February 1996, the Company completed an initial public offering of 2,000,000 shares of the Company's common stock for $18.00 per share, generating proceeds to the Company after underwriting discounts and expenses of approximately $32,100,000. In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholder $17,600,000, representing previously earned and undistributed taxable S corporation earnings in the form of promissory notes (S distribution notes). The estimated remaining amount payable to stockholder for previously earned and undistributed taxable S Corporation earnings under the S distribution notes was $266,000 and $362,000 at December 31, 1998 and 1997, respectively. In accordance with a regulation of the Securities and Exchange Commission, the Company reclassified $1,901,000 from additional paid-in capital for that portion of the previously earned and undistributed taxable S corporation earnings which was in excess of the balance of retained earnings at the date of termination of the Company's S corporation status.

    1995 STOCK OPTION PLAN -- In December 1995, the Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and certain advisors or consultants to the Company. A total of 1,500,000 shares have been reserved for issuance under the 1995 Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant.

    1995 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN -- The Company's Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 30,000 shares of common stock on the date of such director's initial election or appointment to the Board of Directors and (ii) an option to purchase 3,000 shares of common stock on each anniversary thereof on which the director remains on the Board of Directors. A total of 250,000 shares have been reserved under the Directors Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant.

    Changes in shares under option for the 1995 Plan and the Directors Plan (the "Plans") are summarized as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                     1998                      1997                     1996
                                           -------------------------  -----------------------  -----------------------
                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                                           AVERAGE                  AVERAGE                  AVERAGE
                                              SHARES        PRICE       SHARES       PRICE       SHARES       PRICE
                                           ------------  -----------  ----------  -----------  ----------  -----------
Outstanding, beginning of year...........       405,600   $   18.02      494,500   $   20.23           --          --
  Granted................................     1,148,200   $    3.45       90,600   $    7.56      498,500   $   20.22
  Canceled...............................       346,350   $   13.71      179,500   $   18.85        4,000   $   18.00
                                           ------------  -----------  ----------  -----------  ----------  -----------
Outstanding, end of year.................     1,207,450   $    5.40      405,600   $   18.02      494,500   $   20.23
                                           ------------  -----------  ----------  -----------  ----------  -----------
                                           ------------  -----------  ----------  -----------  ----------  -----------
Options exercisable, end of year.........       236,825   $   12.96      113,832   $   20.70           --          --
                                           ------------  -----------  ----------  -----------  ----------  -----------
                                           ------------  -----------  ----------  -----------  ----------  -----------
Weighted average fair value of options
  granted during the year................                 $    3.01                $    4.16                $    7.22
                                                         -----------              -----------              -----------
                                                         -----------              -----------              -----------

                          MOSSIMO, INC. AND SUBSIDIARY

12. STOCKHOLDERS' EQUITY -- (CONTINUED)
    Outstanding stock options for the Plans at December 31, 1998 consist of the following:

                             OPTIONS OUTSTANDING
                   ----------------------------------------    OPTIONS EXERCISABLE
                                   WEIGHTED                  -----------------------
                                    AVERAGE      WEIGHTED                 WEIGHTED
    RANGE OF                       REMAINING      AVERAGE                  AVERAGE
 EXERCISE PRICES      SHARES         LIFE          PRICE       SHARES       PRICE
-----------------  ------------  -------------  -----------  ----------  -----------
$2.00 - $ 5.00...     1,057,850          9.7     $    3.36      125,200   $    4.46
$6.00 - $ 8.50...        33,100          8.2          7.74       11,025        7.75
$9.00 - $26.00...       116,500          7.6         23.28      100,600       24.11
                   ------------          ---    -----------  ----------  -----------
                      1,207,450          9.5     $    5.40      236,825   $   12.96
                   ------------          ---    -----------  ----------  -----------
                   ------------          ---    -----------  ----------  -----------

    The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 1998, 1997 and 1996 assuming risk-free interest rates of 5.29%, 5.75% and 5.2%, respectively; volatility of 141%, 106% and 30%, respectively; zero dividend yield; and expected lives of five years for all periods. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock.

    As of December 31, 1998 there were 542,550 shares of common stock under the Plans that were available for future grant.

    STOCK OPTION PLAN FOR EDWIN LEWIS. On November 30, 1998, the Board of Directors adopted the Stock Option Plan for Edwin Lewis (the "Lewis Plan"). The total number of shares of common stock of the Company authorized for issuance upon exercise of options under the Lewis Plan is established at 6,186,111, subject to adjustment.

    On November 30, 1998, subject to approval by the stockholders of the Company, the Board of Directors granted the following stock options to Mr. Lewis (the "Lewis Options") under the Lewis Plan: (i) a Nonqualified Stock Option Agreement, under which Mr. Lewis was granted an immediately exercisable option to purchase up to 5,152,778 shares of the common stock at a purchase price of $3.00 per share, (i.e., the fair market value of the common stock on the date of grant); (ii) an Incentive Stock Option Agreement, under which Mr. Lewis was granted an immediately exercisable option to purchase up to 33,333 shares of common stock at a purchase price of $3.00 per share; (iii) a Nonqualified Performance Stock Option Agreement, under which Mr. Lewis was granted an option to purchase up to 966,667 shares of common stock at a purchase price of $3.00 per share, with such options vesting on November 30, 2005, subject to accelerated vesting upon the happening of certain events relating in part to the common stock price; and (iv) a Performance Incentive Stock Option Agreement, under which Mr. Lewis was granted an option to purchase 33,333 of common stock at a purchase of $3.00 per share, with such options vesting on November 30, 2005, subject to accelerated vesting upon the happening of certain events relating in part to the common stock price (together, the "Stock Option Agreements").

                          MOSSIMO, INC. AND SUBSIDIARY

12. STOCKHOLDERS' EQUITY -- (CONTINUED)

    In connection with the execution of the Stock Option Agreements, the Company and Mossimo Giannulli entered into (i) a Contribution Agreement dated as of November 30, 1998, pursuant to which Mr. Giannulli has agreed to contribute to the Company a number of shares of common stock equal to the aggregate number of shares of common stock to be issued by the Company upon Mr. Lewis' exercise of the Lewis Options and (ii) an Escrow Agreement dated as of November 30, 1998, pursuant to which Mr. Giannulli agreed to place 6,186,111 shares of common stock in an escrow account pending Mr. Lewis' exercise of the Lewis Options (together, the "Funding Agreements"). Mr. Giannulli entered into the Funding Agreements for no consideration payable by the Company.

    The options contemplated by the Nonqualified Stock Option Agreement and the Nonqualified Performance Stock Option Agreement will expire upon the earlier of
(i) November 30, 2018 and (ii) one year from the date of the death of Mr. Lewis. The options contemplated by the Incentive Stock Option Agreement and the Performance Incentive Stock Option Agreement will expire upon the earlier of (i) November 30, 2008 and (ii) one year from the date of the death of Mr. Lewis. Pursuant to the terms of the Escrow Agreement, if any Lewis Options expire, shares of common stock underlying the Lewis Options will revert back to Mr. Giannulli.

    The Lewis Options have a weighted average remaining life of 18.4 years. The fair value of each option is $2.86 and was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 5.29% volatility of 141%, zero dividend yield and an expected life of seven years.

    As of December 31, 1998, 5,436,111 options are exercisable. There are no remaining shares available for grant under the Lewis Plan.

    If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net income (loss) and net income (loss) per share would have resulted in the approximate pro forma amounts indicated below for the years ended December 31, 1998, 1997 and 1996:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                (IN THOUSANDS EXCEPT PER SHARE)
                                                                               ----------------------------------
Actual net income (loss).....................................................  $  (13,798) $  (18,736) $   12,630
Pro forma net income (loss)..................................................     (28,827)    (19,113)     12,111
Actual net income (loss) per share:
  Basic and diluted..........................................................  $     (.92) $    (1.25) $      .84

Pro forma net income (loss) per share:
  Basic and diluted..........................................................  $    (1.92) $    (1.27) $      .81

                          MOSSIMO, INC. AND SUBSIDIARY

13. VALUATION AND QUALIFYING ACCOUNTS

    Changes in the allowance for doubtful accounts, allowance for sales returns and markdowns and lease restructuring reserve for the years ended December 31, 1998, 1997 and 1996, are as follows:

                                                                    ADDITIONS
                                                    BALANCE AT      CHARGED TO                      BALANCE AT
                                                     BEGINNING      COSTS AND                           END
                                                     OF PERIOD       EXPENSES       DEDUCTIONS       OF PERIOD
                                                   -------------  --------------  ---------------  -------------
Year ended December 31, 1998:
  Allowance for doubtful accounts................  $     891,000  $      419,000  $      (614,000) $     696,000
  Allowance for sales returns and markdowns......      2,491,000       4,162,000       (5,437,000)     1,216,000
  Allowance for lease restructuring..............             --       3,792,000       (3,593,000)       199,000

Year ended December 31, 1997:
  Allowance for doubtful accounts................  $     700,000  $      406,000  $      (215,000) $     891,000
  Allowance for sales returns and markdowns......      1,165,000      11,578,000      (10,252,000)     2,491,000

Year ended December 31, 1996:
  Allowance for doubtful accounts................  $     415,000  $      535,000  $      (250,000) $     700,000
  Allowance for sales returns and markdowns......        190,000       7,549,000       (6,574,000)     1,165,000

14. RELATED PARTY TRANSACTIONS

    In October 1998, the Company entered into a lease agreement for a facility in Santa Monica, California with 3002 Pennsylvania Avenue, LLC, of which Mr. Giannulli is a partner. The Company intended to open a design studio in the facility, however, due to management changes within the Company, these plans were terminated. The Company is currently reviewing whether to open a showroom in this facility. The annual rent obligation under the lease for the facility is approximately $77,000.

    On November 30, 1998, in connection with the transactions associated with the appointment of Edwin H. Lewis as President, Chief Executive Officer and Director of the Company, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with Mossimo Giannulli and Edwin
H. Lewis. Pursuant to the Registration Rights Agreement, the Company granted each of Mr. Giannulli and Mr. Lewis limited demand registration rights to facilitate the resale of certain securities owned by them and certain piggyback rights to sell their securities in connection with certain offerings of securities of the Company.