Form 10-Q
period 1999-03-31
MOSSIMO INC
filed 1999-05-12
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 1-14208

                                  MOSSIMO, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                     33-0684524
          (State or other jurisdiction of              (I.R.S. Employer ID No.)
          incorporation or organization)

            2450 WHITE ROAD, 2ND FLOOR
               IRVINE, CALIFORNIA                               92614 - 6250
              (Address of principal                              (Zip Code)
               executive offices)

                                 (949) 797-0200
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Common Stock, par value                          15,036,897
            $.001 per share                        (Outstanding on May 3, 1999)
               (Class)

                            Exhibit Index on Page 14

                                  MOSSIMO, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements:

                                                                                                                      Page
                                                                                                                      ----
Condensed consolidated balance sheets as of March 31, 1999 (unaudited) and December 31, 1998.......................     2

Condensed consolidated statements of operations for the three months
    ended March 31, 1999 and 1998 (unaudited) .....................................................................     3

Condensed consolidated statements of cash flows for the three months
    ended March 31, 1999 and 1998 (unaudited) .....................................................................     4

Notes to condensed consolidated financial statements ..............................................................     5


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ....................     8


PART II - OTHER INFORMATION

ITEM 2 - Legal Proceedings ........................................................................................    12

ITEM 6 - Exhibits and Reports on Form 8-K .........................................................................    12


SIGNATURES ........................................................................................................    13


INDEX TO EXHIBITS .................................................................................................    14

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  1999             1998
                                                                                 ------           ------
                                                ASSETS                         (UNAUDITED)
CURRENT ASSETS:
  Cash ....................................................................     $    317      $    176
  Accounts receivable, net ................................................          559           979
  Due from factor, net ....................................................        5,282         3,064
  Refundable taxes ........................................................           --           171
  Inventories .............................................................        6,454         8,325
  Prepaid expenses and other current assets ...............................          347           202
                                                                                --------      --------
    Total current assets ..................................................       12,959        12,917

PROPERTY AND EQUIPMENT, net ...............................................        3,922         4,207

OTHER ASSETS ..............................................................          199           235
                                                                                --------      --------
                                                                                $ 17,080      $ 17,359
                                                                                --------      --------
                                                                                --------      --------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit ..........................................................     $  6,102      $  4,759
  Accounts payable ........................................................        1,509         1,505
  Accrued liabilities .....................................................        1,625         1,834
  Current portion of long-term debt .......................................           16            21
  S distribution note .....................................................          260           266
                                                                                --------      --------
    Total current liabilities .............................................        9,512         8,385

DEFERRED ROYALTY INCOME ...................................................          288           325

LONG-TERM DEBT, net of current portion ....................................            7            10

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized
    shares 3,000,000, no shares issued or outstanding .....................           --            --
  Common stock, par value $.001; authorized shares
    30,000,000, issued and outstanding
    15,036,597 - March 31, 1999 and 15,011,529 - December 31, 1998 ........           15            15
  Additional paid-in capital ..............................................       31,613        31,428
  Accumulated deficit .....................................................      (24,355)      (22,804)
                                                                                --------      --------
    Total stockholders' equity ............................................        7,273         8,639
                                                                                --------      --------
                                                                                $ 17,080      $ 17,359
                                                                                --------      --------
                                                                                --------      --------

     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                          -----------------------
                                                                                           1999             1998
                                                                                          ------           ------
                                                                                                (UNAUDITED)
Net sales ............................................................................     $  8,286      $ 14,436
Cost of sales ........................................................................        6,278        10,688
                                                                                           --------      --------
    Gross profit .....................................................................        2,008         3,748
Royalty income, net ..................................................................        1,308         1,109
                                                                                           --------      --------
                                                                                              3,316         4,857
                                                                                           --------      --------
OPERATING EXPENSES:
    General and administrative .......................................................        1,686         2,972
    Selling ..........................................................................          942         1,975
    Marketing ........................................................................        1,414           577
    Design ...........................................................................          691           774
                                                                                           --------      --------
        Total operating expenses .....................................................        4,733         6,298
                                                                                           --------      --------
        Operating loss ...............................................................       (1,417)       (1,441)
                                                                                           --------      --------
OTHER EXPENSE:
    Other, net .......................................................................           (3)          (48)
    Interest, net ....................................................................         (131)         (178)
                                                                                           --------      --------
        Net other expense ............................................................         (134)         (226)
                                                                                           --------      --------
Net loss .............................................................................     $ (1,551)     $ (1,667)
                                                                                           --------      --------
                                                                                           --------      --------
Net loss per common share
    Basic and diluted................................................................$         (.10)     $   (.11)
                                                                                           --------      --------
                                                                                           --------      --------
Weighted average common shares outstanding
    Basic and diluted ................................................................       15,021        15,009
                                                                                           --------      --------
                                                                                           --------      --------

     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                           -----------------------
                                                                                            1999            1998
                                                                                           ------           ------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................................    $ (1,551)         $ (1,667)
Adjustment to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation and amortization...................................................          340               560
    Loss on disposition of property and equipment....................................          -                 48
    Provision for doubtful receivables...............................................          20                15
    Non cash compensation expense....................................................          75               -
    Changes in:
        Accounts receivable..........................................................         400              (470)
        Due from factor..............................................................      (2,218)               (6)
        Refundable taxes.............................................................         171             5,159
        Inventories..................................................................       1,871             1,261
        Prepaid expenses and other current assets....................................        (145)              (27)
        Other assets.................................................................          (7)              (51)
        Accounts payable.............................................................           4            (1,831)
        Accrued liabilities..........................................................        (209)              (94)
                                                                                         --------          --------
        Net cash provided by (used in) operating activities..........................      (1,249)            2,897
                                                                                         --------          --------
CASH FLOWS FROM INVESTING ACTIVITY :
Payments for acquisition of property and equipment...................................         (55)             (221)
                                                                                         --------          --------
        Net cash used in investing activities........................................         (55)             (221)
                                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES :
Net change in line of credit.........................................................       1,343            (2,938)
Repayment of long-term debt.........................................................           (8)              (10)
Proceeds from issuance of common stock..............................................          110                31
                                                                                         --------          --------
        Net cash provided by (used in) financing activities.........................        1,445            (2,917)
                                                                                         --------          --------
NET CHANGE IN CASH..................................................................          141              (241)
CASH, beginning of period...........................................................          176               655
                                                                                         --------          --------
CASH, end of period.................................................................         $317             $ 414
                                                                                         --------          --------
                                                                                         --------          --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest....................................................................     $    135          $    123
                                                                                         --------          --------
                                                                                         --------          --------

     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Accounting Policies
-----------------------------------------

     Mossimo, Inc. ("Mossimo" or the "Company") designs, sources and markets a lifestyle collection of designer men's and women's sportswear and activewear bearing Mossimo(R) trademarks that project the Company's image of a contemporary lifestyle. The Company's apparel offerings include knit and woven shirts, outerwear, denim products, sweatshirts, tee-shirts and shorts. The Company also designs, sources and markets men's and women's eyewear, and licenses its trademarks for use in collections of women's swimwear and bodywear, men's neckwear, men's and women's accessories, men's tailored suits and dress shirts and men's hosiery. Mossimo products are characterized by quality workmanship and are targeted towards the fashion conscious consumer generally age 35 or under. The Company distributes its products to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as one signature retail store and one outlet store in Southern California.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 on Form 10-K.

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of March 31, 1999 and December 31, 1998, and the consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999.

     Certain reclassifications have been made in the condensed consolidated 1998 financial statements to conform to the 1999 presentation.

     Effective fiscal 1997, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". As required, the Company's financial statements include net income per share assuming no dilution from outstanding options and net income per share assuming dilution. Prior period net income per share data was restated for consistency. The impact of SFAS No. 128 did not materially change the Company's reported results of operations. For the three months ended March 31, 1999 and 1998, there was no dilution from outstanding options.

     During 1998, the Company issued stock options to Edwin Lewis under the Stock Option Plan for Edwin Lewis. The shares of common stock to be issued upon exercise of these options will be contributed to the Company by Mossimo Giannulli under a Contribution Agreement. Accordingly, these shares are included in basic weighted average shares outstanding as of March 31, 1999.

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There are no items of comprehensive income (loss) that the Company is required to report.

2.   Credit Facility
--------------------

     The Company maintains a $15.0 million revolving credit line, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 0.5%. The Company's borrowings under the amended agreement are limited to 50% of eligible inventory and 85% of eligible receivables. The facility allows for up to $6 million in letters of credit. In March 1999, the agreement was amended to commit the revolving line of credit through April 1, 2000 and to allow the Company to borrow amounts in excess of its advance rates in varying monthly amounts from approximately $1.5 million to $5.5 million. The amendment also extends the factoring agreement and the line of credit through June 30, 2002.

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

3.   Commitments and Contingencies
----------------------------------

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

     Defendants filed a demurrer in the State Actions, challenging the legal sufficiency of the complaints. On June 26, 1997, the judge sustained the defendants' general demurrer to the complaints in the State Actions, finding that neither complaint pleaded facts sufficient to constitute causes of action against the defendants. The judge sustained the demurrer as to four of the causes of action with leave to amend, and as to the fifth cause of action for unlawful, unfair or fraudulent business practices and false or misleading advertising without leave to amend.

     On July 9, 1998, plaintiffs filed their first amended consolidated complaint against the same defendants, alleging three causes of action. On September 22, 1998, defendants filed a general demurer to the first amended consolidated complaint. On March 16, 1999, the judge sustained the demurrer as to the Company with respect to two of the three causes of action with leave to amend. As to the third cause of action, the judge sustained the demurrer as to the Company with respect to three of the five plaintiffs with leave to amend, and overruled the demurrer with respect to the other two plaintiffs. On April 14, 1999, plaintiffs filed their second amended consolidated complaint, alleging one cause of action. Defendants have until May 19, 1999, to respond to the second amended consolidated complaint.

     Although the outcome of the litigation cannot be predicted, management believes that the Company has meritorious defenses to the claims alleged and intends to defend this action with vigor.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 on Form 10-K.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Net sales decreased to $8.3 million during the first quarter of 1999 from $14.4 million in the corresponding quarter in 1998. The decrease in net sales was primarily due to a 25% decline in men's sales and a 34% decline in women's sales. Net sales of the men's line, which represented 59% of the Company's net sales for the three months ended March 31, 1999, decreased to $4.9 million in the first quarter of 1999 from $6.4 million in the corresponding quarter in 1998. Net sales of the women's line, which represented approximately 37% of the Company's net sales for the three months ended March 31, 1999, decreased to $3.1 million in the first quarter of 1999 from $4.6 million in the corresponding quarter in 1998. The decrease in net sales of the men's and women's line in 1999 was primarily due to narrower product lines and the reduction of unprofitable accounts. In addition, the Moss line was discontinued during 1998 resulting in a $1.4 million decrease in net sales of Moss line products during the first quarter of 1999 compared to the first quarter of 1998. During the second quarter of of 1998, the Company also discontinued operations of its screen printing business which contributed $892,000 of net sales in the first quarter of 1998. Net sales of the Company's eyewear decreased approximately 92% to $44,000 in the first quarter of 1999 from $521,000 in the same period last year. The decline was due to the discontinuation of the Optics line, a product category the Company intends to license.

     Gross profit decreased to $2.0 million during the first quarter of 1999 from $3.7 million in the corresponding quarter in 1998. Gross profit as a percentage of net sales decreased to 24% in 1999 from 26% in the first quarter of 1998. The decrease resulted primarily from an increase in sales of prior season inventory to discount channels.

     Royalty income increased to $1.3 million in the first quarter of 1999 from $1.1 million in the corresponding quarter in 1998. The increase was primarily attributed to increased sales by foreign licensees and the Company's swimwear and bodywear licensee.

     Operating expenses decreased to $4.7 million in the first quarter of 1999 from $6.3 million in the corresponding quarter of 1998. General and administrative expense decreased to $1.7 million in the first quarter of 1999 compared to $3.0 million in the corresponding quarter of 1998 primarily due to reduced staffing, reduced rent expense and overall cost cutting measures. Selling expense decreased to $0.9 million in the first quarter of 1999 from $2.0 million in the corresponding quarter of 1998 due to reduced sales commissions and the elimination of certain trade shows. Marketing expense increased to $1.4 million in the first quarter of 1999 from $0.6 million in the corresponding quarter of 1998 primarily due to an increase in print advertising. Design expense remained relatively consistent at $0.7 million in the first quarter of 1999 compared to $0.8 million in the corresponding quarter in 1998.

     The Company had net interest expense of $131,000 in the first quarter of 1999 compared to net interest expense of $178,000 in the corresponding quarter in 1998. In 1998, the Company paid additional fees associated with continuing the revolving line of credit.

     The Company recorded no tax benefit in the three months ended March 31, 1999 and 1998 as a result of its pretax loss. Losses for the three months ended March 31, 1999 and 1998 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund their working capital needs related to inventories, accounts receivable and property and equipment acquisitions. Net cash used in operating activities totaled approximately $1.2 million for the three months ended March 31, 1999. Cash utilized in operating activities was comprised primarily of the Company's net loss of $1.5 million, an increase of $1.8 million in receivables, offset by a $1.9 million reduction in inventory. At March 31, 1999, working capital was approximately $3.4 million as compared to $4.5 million at December 31, 1998. The decline in working capital is due primarily to a $1.9 million decrease in inventory and a $1.3 million increase in the line of credit offset by a $1.8 million increase in receivables in the first quarter of 1999.

     The Company maintains a $15.0 million revolving credit line, which is collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 0.5%. The Company's borrowings under the facility agreement are limited to 50% of eligible inventory and 85% of eligible receivables. The facility allows for up to $6 million in letters of credit. In March 1999, the agreement was amended to commit the revolving line of credit through April 1, 2000 and to allow the Company to borrow amounts in excess of its advance rates in varying monthly amounts from approximately $1.5 million to $5.5 million. The amendment also extends the factoring agreement and the line of credit through June 30, 2002.

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

SEASONALITY

     The Company's business is impacted by general seasonal trends that are characteristic of the many companies in the apparel industry. However, due primarily to the declining sales experienced in 1997 and 1998, past quarterly sales and operating trends have not reflected the normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

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

     With regard to information systems, production and facilities equipment and products, the Company is substantially complete with the assessment and plan development phase and is approximately 95% complete with its total planned efforts including remediation, testing and implementation. The Company expects that its remediation efforts in these areas will be substantially completed by July 1999.

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

COST

     The Company has incurred less than $30,000 related to Year 2000 compliance and does not anticipate additional expenditures in excess of $30,000 to complete the Year 2000 compliance process. Existing maintenance agreements with the software providers covered the majority of costs related to the upgrade of its internal accounting and proprietary business software. These systems were upgraded in December of 1998. The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements as provided under its system maintenance agreements currently in effect.

RISK

     The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not affected in a timely manner with respect to problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. The Company will continue to meet on a bi-weekly basis to evaluate the progress of vendors and customers related to Year 2000 status and compliance.

CONTINGENCY PLAN

     The Company has started a comprehensive analysis of the operational problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been finalized for dealing with the most reasonably likely worst case scenario as such scenario has not yet been clearly identified. The Company is currently undergoing this analysis bi-weekly meetings to formulate action plans where necessary. Contingency planning is expected to be completed by July 1999, with ongoing analysis through December 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of March 31, 1999. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit and factoring agreement have variable interest rates. Therefore, the fair value of these instruments are not affected by changes in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

PART II - OTHER INFORMATION

ITEM 2 - LEGAL PROCEEDINGS (See Note 4 to Financial Statements)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are included herein:

               3.1     Articles of Incorporation of the Company*

               3.2     Bylaws of the Company*

               10.4.5  Letter Amendment to Factoring Agreement dated March 22,
                       1999

               10.7.2  Amendment to the Financing Agreement dated March 22, 1999

               27      Financial Data Schedule

          (b)  Reports on Form 8-K

               The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1999.

          * (Incorporated by reference from the Company's Registration Statement on Form S-1, File Number 33-80597)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Mossimo, Inc.

         May 7, 1999             /s/ Edwin H. Lewis
                                 ---------------------------
                                       Edwin H. Lewis
                                       Chief Executive Officer and President

         May 7, 1999             /s/ Thora Thoroddsen
                                 ---------------------------
                                       Thora Thoroddsen
                                       Secretary, Treasurer and Senior Vice
                                       President Finance (Principal Accounting
                                       Officer)

                                INDEX TO EXHIBITS

   Exhibit
   Number         Description
-------------------------------------------------------------------------------

    3.1     Articles of Incorporation of the Company*

    3.2     Bylaws of the Company*

    10.4.5  Letter Amendment to Factoring Agreement dated March 22, 1999

    10.7.2  Amendment to the Financing Agreement dated March 22, 1999

    27      Financial Data Schedule

     * (Incorporated by reference from the Company's Registration Statement on Form S-1, File Number 33-80597)