Form 10-Q
period 1999-06-30
MOSSIMO INC
filed 1999-08-10
CIK 1005181

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 (949) 797-0200
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    Common Stock, par value                                15,045,397
        $.001 per share                          (Outstanding on July 27, 1999)
            (Class)

                            Exhibit Index on Page 16

                          MOSSIMO, INC. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                                                     PAGE
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements:
Condensed consolidated balance sheets as of June 30, 1999 (unaudited) and December 31, 1998........................     2
Condensed consolidated statements of operations for the three and six months
    ended June 30, 1999 and 1998 (unaudited) ......................................................................     3
Condensed consolidated statements of cash flows for the six months
    ended June 30, 1999 and 1998 (unaudited) ......................................................................     4
Notes to condensed consolidated financial statements ..............................................................     5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ....................     8

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings ........................................................................................    14
ITEM 4 - Submission of Matters to a Vote of Security Holders ......................................................    14
ITEM 6 - Exhibits and Reports on Form 8-K .........................................................................    14

SIGNATURES ........................................................................................................    15

INDEX TO EXHIBITS .................................................................................................    16

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           1999            1998
                                                                                      -------------    -------------
                                                                                       (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
  Cash...............................................................................  $       94         $     176
  Accounts receivable, net...........................................................         998               979
  Due from factor, net...............................................................       9,541             3,064
  Inventories........................................................................       6,567             8,325
  Refundable taxes...................................................................           -               171
  Prepaid expenses and other current assets..........................................         368               202
                                                                                       ----------        ----------
    Total current assets.............................................................      17,568            12,917

PROPERTY AND EQUIPMENT, net..........................................................       3,681             4,207

OTHER ASSETS.........................................................................         199               235
                                                                                       ----------        ----------
                                                                                       $   21,448         $ 17,359
                                                                                       ----------        ----------
                                                                                       ----------        ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit.....................................................................    $  9,404          $  4,759
  Accounts payable...................................................................       2,142             1,505
  Accrued liabilities................................................................       1,364             1,834
  Current portion of long-term debt..................................................          13                21
  S distribution note................................................................         260               266
                                                                                       ----------        ----------
    Total current liabilities........................................................      13,183             8,385

DEFERRED ROYALTY INCOME..............................................................         250               325

LONG-TERM DEBT, net of current portion...............................................           5                10

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding..................................................           -                 -
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,044,997 - June 30, 1999
    and 15,011,529 - December 31, 1998...............................................          15                15
  Additional paid-in capital.........................................................      37,825            31,428
  Accumulated deficit................................................................     (29,830)          (22,804)
                                                                                       ----------        ----------
    Total stockholders' equity.......................................................       8,010             8,639
                                                                                       ----------        ----------
                                                                                          $21,448           $17,359
                                                                                       ----------        ----------
                                                                                       ----------        ----------

     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS                        SIX MONTHS
                                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                                        1999             1998              1999              1998
                                                     ---------         ---------        ----------        ---------
                                                            (UNAUDITED)                         (UNAUDITED)
Net sales..........................................  $  11,401          $ 11,494         $ 19,687          $ 25,930
Cost of sales......................................      7,334             9,497           13,612            20,185
                                                     ---------         ---------         --------         ---------
    Gross profit...................................      4,067             1,997            6,075             5,745
Royalty income, net................................        819               722            2,127             1,831
                                                     ---------         ---------         --------         ---------
                                                         4,886             2,719            8,202             7,576
                                                     ---------         ---------         --------         ---------
OPERATING EXPENSES:
    Selling, general and administrative...........       4,097             4,842            8,830            11,140
    Non-cash insurance premium.....................      6,100                 -            6,100                 -
    Lease restructuring............................          -             3,798                -             3,798
                                                     ---------         ---------         --------         ---------
        Total operating expenses...................     10,197             8,640           14,930            14,938
                                                     ---------         ---------         --------         ---------
Operating loss ....................................     (5,311)           (5,921)          (6,728)           (7,362)
                                                     ---------         ---------         --------         ---------

OTHER EXPENSE:
    Other, net.....................................          -               (25)              (3)              (73)
    Interest, net..................................       (164)             (132)            (295)             (310)
                                                     ---------         ---------         --------         ---------
        Net other expense..........................       (164)             (157)            (298)             (383)
                                                     ---------         ---------         --------         ---------
Net loss...........................................  $  (5,475)         $ (6,078)        $ (7,026)         $ (7,745)
                                                     ---------         ---------         --------         ---------
                                                     ---------         ---------         --------         ---------
Net loss per common share:
    Basic and diluted..............................  $    (.36)         $   (.41)        $   (.47)         $  (.52)
                                                     ---------         ---------         --------         ---------
                                                     ---------         ---------         --------         ---------

Weighted average common shares outstanding:
    Basic and diluted..............................     15,041            15,009           15,031            15,009
                                                     ---------         ---------         --------         ---------
                                                     ---------         ---------         --------         ---------

     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              FOR THE SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                            1999              1998
                                                                                            ----              ----
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................................     $(7,026)          $(7,745)
Adjustment to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation and amortization....................................................         686             1,056
    Loss on disposition of property and equipment....................................           -             2,863
    Provision for doubtful receivables...............................................           5               140
    Deferred royalty income..........................................................         (75)              (63)
    Non-cash compensation expense....................................................         150                 -
    Non-cash insurance premium.......................................................       6,100                 -
    Changes in:
        Accounts receivable, net.....................................................         (24)              639
        Due from factor, net.........................................................      (6,477)             (992)
        Inventories..................................................................       1,758             1,654
        Refundable taxes.............................................................         171             5,159
        Prepaid expenses and other current assets....................................        (166)              (90)
        Other assets.................................................................          36                84
        Accounts payable.............................................................         637            (1,859)
        Accrued liabilities..........................................................        (470)              478
        S distribution note..........................................................          (6)              (52)
                                                                                         ---------        ---------
        Net cash provided by (used in) operating activities.........................       (4,701)            1,272
                                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITITES:
Payments for acquisition of property and equipment...................................        (160)             (271)
                                                                                         ---------        ---------
        Net cash used in investing activities........................................        (160)             (271)
                                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit.........................................................       4,645            (1,302)
Proceeds from issuance of common stock...............................................         147                31
Repayment of long-term debt..........................................................         (13)              (21)
                                                                                         ---------        ---------
        Net cash provided by (used in) financing activities..........................       4,779            (1,292)
                                                                                         ---------        ---------

NET DECREASE IN CASH.................................................................         (82)             (291)
CASH, beginning of period............................................................         176               655
                                                                                         ---------        ---------
CASH, end of period..................................................................     $    94           $   364
                                                                                         ---------        ---------
                                                                                         ---------        ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                              $   302           $   238
                                                                                         ---------        ---------
                                                                                         ---------        ---------

     See accompanying notes to condensed consolidated financial statements.

                       MOSSIMO, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS - Mossimo, Inc. ("Mossimo" or the "Company") designs, sources and markets a lifestyle collection of designer men's and women's sportswear and activewear bearing Mossimo-Registered Trademark-trademarks that project the Company's image of a contemporary lifestyle. The Company's apparel offerings include knit and woven shirts, outerwear, denim products, sweatshirts, tee-shirts and shorts. The Company also licenses its trademarks for use in collections of eyewear, women's swimwear and bodywear, men's neckwear, men's tailored suits and dress shirts and men's hosiery. Mossimo products are characterized by quality workmanship and are targeted towards the fashion conscious consumer, generally age 35 and under. The Company distributes its products to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as one signature retail store and one outlet store in Southern California.

     PRINCIPLES OF CONSOLIDATION - The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 on Form 10-K.

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of June 30, 1999 and December 31, 1998, the consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

     SEGMENT AND GEOGRAPHIC INFORMATION - The Company operates in one principal business segment across domestic and international markets. International sales are primarily made through the Company's licensees in their respective territories.

     EARNINGS (LOSS) PER SHARE - The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. For the three and six months ended June 30, 1999 and 1998, there was no dilution from outstanding options.

     During 1998, the Company issued stock options to Edwin Lewis, Chief Executive Officer and President, under the Stock Option Plan for Edwin Lewis. The shares of common stock to be issued upon exercise of these options will be contributed to the Company by Mossimo Giannulli, Chairman of the Board, under a Contribution Agreement. Accordingly, these shares are included in basic weighted average shares outstanding as of June 30, 1999.

     COMPREHENSIVE INCOME (LOSS) - As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There are no items of comprehensive income (loss) that the Company is required to report.

2.       CREDIT FACILITY

     The Company maintains a $15.0 million revolving credit line, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 0.5%. Borrowings under the amended agreement are limited to 50% of eligible inventory and 85% of eligible receivables. The facility allows for up to $6.0 million in letters of credit. In March 1999, the agreement was amended to commit the revolving line of credit through April 1, 2000 and to allow the Company to borrow amounts in excess of its advance rates in varying monthly amounts from approximately $1.5 million to $5.5 million. The amendment also extends the Company's factoring agreement and line of credit through June 30, 2002.

     Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of nonrecourse accounts receivable in exchange for a fee. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves of a sale to a customer and the Company decides to proceed with the sale, the Company bears the credit risk. The factoring agreement continues in force from year to year and may be terminated by the Company on June 30, 2002 with 60 days prior written notice or by the factor at any time after April 1, 2000 with 180 days prior written notice.

3.       COMMITMENTS AND CONTINGENCIES

     On January 23, 1997, plaintiff Chaile Steinberg filed a purported class action against the Company and certain other defendants on behalf of individuals who purchased the Company's common stock in the initial public offering pursuant to the Registration Statement and Prospectus (Prospectus), dated February 22, 1996, and on the open market from February 22, 1996 through January 14, 1997 (the "Class Period"). On April 7, 1997, the plaintiffs Igor Glaudnikov, Cara Debra Marks and Lois Burke filed a second related action against the same defendants. The two cases were subsequently consolidated by court order, dated May 19, 1997. Both Steinberg and Glaudnikov (collectively, the "State Actions") contain identical factual allegations, and only differ in the number of shares purchased by plaintiffs and the California residence of two of the plaintiffs in the Glaudnikov action.

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

     On September 23, 1997, a federal class action complaint was filed on behalf of plaintiff James Frenkil by the same law firm that represents the plaintiffs in the State Actions (the "Federal Action"). One of the named plaintiffs in the Federal Action is a plaintiff in the State Actions. The class period and precipitating events are the same as in the State Actions, but the federal complaint purports to allege violations of certain federal securities laws. On October 17, 1997, the judge stayed the Federal Action pending resolution of the State Actions.

     Defendants filed a general demurrer in the State Actions, challenging the legal sufficiency of the complaints. On June 26, 1997, the judge sustained the defendants' demurrer, finding that neither complaint pleaded facts sufficient to constitute causes of action against the defendants. The judge sustained the demurrer as to four of the causes of action with leave to amend, and as to the fifth cause of action for unlawful, unfair or fraudulent business practices and false or misleading advertising without leave to amend.

     On July 9, 1998, plaintiffs filed their first amended consolidated complaint against the same defendants, alleging three causes of action. On September 22, 1998, defendants filed a general demurrer to the first amended consolidated complaint. On March 16, 1999, the judge sustained the demurrer as to the Company with respect to two of the three causes of action with leave to amend. As to the third cause of action, the judge sustained the demurrer as to the Company with respect to three of the five plaintiffs with leave to amend, and overruled the demurrer with respect to the other two plaintiffs. On April 14, 1999, plaintiffs filed their second amended consolidated complaint, alleging one cause of action. Thereafter, plaintiffs expressed a desire to file a third amended consolidated complaint. On June 24, 1999, the parties stipulated that plaintiffs must file a third amended consolidated complaint on or before July 30, 1999. Plaintiffs have not yet filed a third amended consolidated complaint.

     During the second quarter of 1999, the Company obtained excess insurance coverage, which the Company believes should be sufficient to cover an adverse outcome or settlement in this litigation. In addition, the parties have reached an agreement in principle to settle the State Actions and Federal Action for $13 million, subject to final approval by both the Company's insurers and the court. There is no assurance that these approvals will be obtained. If the settlement is not finalized or not approved, the outcome of the litigation cannot be predicted. However, management believes that the Company has meritorious defenses to the claims alleged and intends to defend this action with vigor.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Net sales decreased to $11.4 million during the second quarter of 1999 from $11.5 million in the corresponding quarter in 1998. The slight decrease in net sales was primarily due to the discontinuation of the Moss line and the Company's screen printing business in 1998, offset by a 22% increase in sales of the men's and women's lines. Net sales of the men's and women's lines, which represented 91% of the Company's net sales for the three months ended June 30, 1999, increased to $10.4 million in the second quarter of 1999 from $8.5 million in the corresponding quarter in 1998. The increase in net sales of the men's and women's lines in 1999 was primarily due to additional business with new customers as a result of the Company's broader product lines and focused sales efforts. The Moss line was discontinued during 1998, resulting in a $646,000 decrease in net sales during the second quarter of 1999 compared to the second quarter of 1998. During the second quarter of 1998, the Company also discontinued operations of its screen printing business, which contributed $855,000 of net sales in the second quarter of 1998.

     Gross profit increased to $4.1 million during the second quarter of 1999 from $2.0 million in the corresponding quarter in 1998. Gross profit as a percentage of net sales increased to 36% in 1999 from 17% in 1998. The increase was primarily due to better inventory management and increased men's and women's regular-priced sales during the second quarter of 1999 as compared to the second quarter of 1998.

     Royalty income increased to $819,000 in the second quarter of 1999 from $722,000 in the corresponding quarter in 1998. The increase was primarily due to increased royalties from the Company's domestic licensees.

     Operating expenses increased to $10.2 million in the second quarter of 1999 from $8.6 million in the corresponding quarter of 1998. Selling, general and administrative expenses decreased to $4.1 million in the second quarter of 1999 compared to $4.8 million in the corresponding quarter of 1998. This decrease was primarily due to reduced staffing levels and reduced rent, legal and professional services expenses.

     During the second quarter of 1999, the Company's Chairman of the Board and principal stockholder personally purchased excess insurance coverage for the benefit of the Company. Accordingly, this one-time, non-cash charge of $6.1 million is included in operating expenses for the quarter ended June 30, 1999 with an offsetting credit to stockholders' equity. This charge does not impact the Company's cash flow or total stockholders' equity position.

     During the second quarter of 1998, the Company recorded a lease restructuring charge of $3.8 million. This charge included (i) $2.7 million in corporate lease restructuring expense and costs, including the write-down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for closing the Company's Pasadena retail store.

     Total operating expenses for the second quarter of 1999, excluding the non-cash insurance premium, were $4.1 million compared to total operating expenses for the second quarter of 1998, excluding the lease restructuring charge, of $4.8 million.

     The Company had net interest expense of $164,000 in the second quarter of 1999 compared to net interest expense of $132,000 in the corresponding quarter in 1998. The increase corresponds to the increase in the Company's line of credit balance, partially offset by additional fees paid during the second quarter of 1998 associated with continuing the revolving line of credit.

     The Company recorded no tax benefit in the three months ended June 30, 1999 and 1998 as a result of its pretax loss. Losses for the three months ended June 30, 1999 and 1998 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Net sales decreased to $19.7 million during the six months ended June 30, 1999 from $25.9 million in the corresponding period in 1998. The decrease in net sales was primarily due to the discontinuation of the Moss and Optics lines and the Company's screen printing business, as well as a 7% decline in sales of the men's and women's lines. Net sales of the men's and women's lines, which represented 93% of the Company's net sales for the six months ended June 30, 1999, decreased to $18.3 million in 1999 from $19.6 million in 1998. The decrease in net sales of the men's and women's lines in 1999 was primarily due to narrower product lines and the reduction of unprofitable accounts during the first quarter, partially offset by additional business with new customers as a result of the Company's broader product lines and focused sales efforts in the second quarter. The Moss and Optics lines were discontinued during 1998, resulting in a decrease of $2.1 million and $593,000, respectively, in net sales during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. In June 1999, the Company entered in to an exclusive license agreement for the production and distribution of the Optics line. During the second quarter of 1998, the Company also discontinued operations of its screen printing business, which contributed $1.7 million of net sales in the six months ended June 30, 1998.

     Gross profit increased to $6.1 million during the six months ended June 30, 1999 from $5.7 million in the corresponding period in 1998. Gross profit as a percentage of net sales increased to 31% in 1999 from 22% in the six months ended June 30, 1998. The increase was primarily due to better inventory management and increased margins on sales of excess inventory during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

     Royalty income increased to $2.1 million in the six months ended June 30, 1999 from $1.8 million in the corresponding period in 1998. The increase was primarily due to increased royalties from some of the Company's domestic licensees, which were offset in part by reduced royalties as a result of the termination of the Company's accessories license agreement as of December 31, 1998.

     Operating expenses remained constant at $14.9 million during the six months ended June 30, 1999 and the corresponding period of 1998. Selling, general and administrative expenses decreased to $8.8 million in the first six months of 1999 compared to $11.1 million in the corresponding period of 1998. This decrease was primarily due to reduced staffing levels and reduced rent, legal and professional services expenses.

     During the second quarter of 1999, the Company's Chairman of the Board and principal stockholder personally purchased excess insurance coverage for the benefit of the Company. Accordingly, this one-time, non-cash charge of $6.1 million is included in operating expenses for the six months ended June 30, 1999 with an offsetting credit to stockholders' equity. This charge does not impact the Company's cash flow or total stockholders' equity position.

     During the second quarter of 1998, the Company recorded a lease restructuring charge of $3.8 million. This charge included (i) $2.7 million in corporate lease restructuring expense and costs, including the write-down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for closing the Company's Pasadena retail store.

     Total operating expenses for the six months ended June 30, 1999, excluding the non-cash insurance premium, were $8.8 million compared to total operating expenses for the six months ended June 30, 1998, excluding the lease restructuring charge, of $11.1 million.

     The Company had net interest expense of $295,000 in the six months ended June 30, 1999 compared to net interest expense of $310,000 in the corresponding period in 1998. The decrease is due to additional fees paid during the second quarter of 1998 associated with continuing the revolving line of credit, partially offset by increased interest expense corresponding to the increase in the Company's line of credit balance during the six months ended June 30, 1999.

     The Company recorded no tax benefit in the six months ended June 30, 1999 and 1998 as a result of its pretax loss. Losses for the six months ended June 30, 1999 and 1998 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund their working capital needs related to inventories and accounts receivable. Net cash used in operating activities totaled approximately $4.7 million for the six months ended June 30, 1999. Cash used in operating activities was comprised primarily of the Company's net loss of $7.0 million and an increase of $6.5 million in receivables, offset by a non-cash insurance premium of $6.1 million and a $1.8 million reduction in inventory. At June 30, 1999, working capital was approximately $4.4 million as compared to $4.5 million at December 31, 1998. The slight decrease in working capital is primarily due to a $4.6 million increase in the Company's line of credit, a $1.8 million decrease in inventories and a $637,000 increase in accounts payable, offset in part by a $6.5 million increase in receivables and a $470,000 decrease in accrued liabilities during the six months ended June 30, 1999.

     The Company maintains a $15.0 million revolving credit line, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 0.5%. Borrowings under the amended agreement are limited to 50% of eligible inventory and 85% of eligible receivables. The facility allows for up to $6.0 million in letters of credit. In March 1999, the agreement was amended to commit the revolving line of credit through April 1, 2000 and to allow the Company to borrow amounts in excess of its advance rates in varying monthly amounts from approximately $1.5 million to $5.5 million. The amendment also extends the Company's factoring agreement and line of credit through June 30, 2002.

     Historically, the Company has sold a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of nonrecourse accounts receivable in exchange for a fee. The factor approves the credit of the Company's customers prior to sale. If the factor disapproves of a sale to a customer and the Company decides to proceed with the sale, the Company bears the credit risk. The factoring agreement continues in force from year to year and may be terminated by the Company on June 30, 2002 with 60 days prior written notice or by the factor at any time after April 1, 2000 with 180 days prior written notice.

     The Company believes that current cash and the revolving line of credit will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to uncertainty.

SEASONALITY

     The Company's business is impacted by general seasonal trends that are characteristic of the many companies in the apparel industry. However, due primarily to the declining sales experienced in 1997, 1998 and the first six months of 1999, past quarterly sales and operating trends have not reflected the normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

FORWARD LOOKING INFORMATION

     This report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS Nos. 133 and 137 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

YEAR 2000

GENERAL

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, and engage in similar normal business activities.

      The Company has assessed how it may be impacted by the Year 2000 issue and has formulated and commenced implementation of a plan to address the known aspects of the issue.

THE PLAN

     The Company's plan encompasses its information systems, production and facilities equipment that utilize date/time oriented software of computer chips, products, vendors and customers. The plan is being carried out in four phases:
1) assessment and development of a plan; 2) remediation; 3) testing; and 4) implementation.

      With regard to information systems, production and facilities equipment and products, the Company is substantially complete with the assessment and plan development phase and is approximately 95% complete with its total planned efforts including remediation, testing and implementation.

      The Company is also reviewing the efforts of its vendors and customers to become Year 2000 compliant. The Company has divided these vendors and customers into several groups such as financial institutions, software and system suppliers, critical customers and manufacturers. Each group was reviewed based on its level of technological dependence, frequency of interactions and need by the Company to continue operations. The Company has received approximately 95% of the responses from the more technologically dependent vendors and customers, of which 100% responded with written assurances that they expect to address all of their known significant Year 2000 issues on a timely basis. The Company is currently contacting its remaining vendors and customers to ensure that they are Year 2000 compliant. The Company anticipates that these activities will be on going for the remainder of 1999 and will include follow-up telephone interviews and on-site meetings as necessary. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company will be seeking alternative suppliers, if possible, where circumstances warrant. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

COST

      The Company has incurred less than $30,000 to date related to Year 2000 compliance and does not anticipate total expenditures to complete the compliance process to exceed $60,000. Existing maintenance agreements with software providers covered the majority of costs related to the upgrade of the Company's internal accounting and proprietary business software. These systems were upgraded in December 1998. The Company believes that necessary conversions of other operational systems can also be accomplished through vendor upgrades and enhancements as provided under its system maintenance agreements currently in effect.

RISK

      The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing procedures are not completed in a timely manner with respect to problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. The Company will continue to meet on a bi-weekly basis to evaluate the progress of vendors and customers related to Year 2000 status and compliance.

CONTINGENCY PLAN

      The Company has started a comprehensive analysis of the operational problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been finalized for dealing with the most reasonably likely worst case scenario as such scenario has not yet been clearly identified. The Company is currently undergoing this analysis during its bi-weekly meetings to formulate action plans where necessary. Contingency planning is expected to be completed during the third quarter of 1999, with ongoing analysis through December 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit and factoring agreement. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1% increase in interest rates occurring on July 1, 1999 would result in an increase in interest expense for the following 12 months of approximately $94,000.

      The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS (See Note 3 to Financial Statements)

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECRUITY HOLDERS

           (a)    Annual Meeting:

                  The Annual Meeting of stockholders of Mossimo, Inc. was held on May 20, 1999.

           (b)    Election of Directors:

                  The following Director nominees were elected at the Annual
                  Meeting:

                           Mossimo G. Giannulli - Class I
                           Edwin H. Lewis - Class I

                  The Directors whose terms of office continue are:

                           Robert Martini - Class II
                           John H. Stafford - Class III

           (c) The matters voted upon at the meeting and the results of the votes were as follows:

                                                                                                    Shares
                                                                                                  Abstaining
                                                                         Votes           Votes    and Broker
                                                                          For           Against    Non-Vote
                                                                         -----          -------   -----------
                  Mossimo G. Giannulli - Class I Director              14,467,384       414,876          -0-
                  Edwin H. Lewis - Class I Director                    14,474,819       407,441          -0-

                  Approval of the Mossimo, Inc.
                      Stock Option Plan for Edwin Lewis                11,546,072       477,266    2,858,922

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)    The following exhibits are included herein:

                  3.1  Articles of Incorporation of the Company*

                  3.2  Bylaws of the Company*

                  27   Financial Data Schedule

           (b)    Reports on Form 8-K

                  The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1999.

           * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Mossimo, Inc.

         August 10, 1999         /s/ Edwin H. Lewis
                                 ------------------------------------------
                                     Edwin H. Lewis
                                     Chief Executive Officer and President


         August 10, 1999         /s/ Thora Thoroddsen
                                 ------------------------------------------
                                     Thora Thoroddsen
                                     Secretary, Treasurer and
                                     Senior Vice President Operations
                                     (Principal Accounting Officer)

                        INDEX TO EXHIBITS

   Exhibit
   Number     Description
----------    ---------------------------------------------
    3.1       Articles of Incorporation of the Company*

    3.2       Bylaws of the Company*

    27        Financial Data Schedule

    * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)