Form 10-Q
period 1999-09-30
MOSSIMO INC
filed 1999-11-05
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Common Stock, par value                       15,057,853
            $.001 per share                (Outstanding on November 2, 1999)
                (Class)

                            Exhibit Index on Page 16


-------------------------------------------------------------------------------

                          MOSSIMO, INC. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements:
Condensed consolidated balance sheets as of September 30, 1999 (unaudited) and December 31, 1998.........    2
Condensed consolidated statements of operations for the three and nine months
 ended September 30, 1999 and 1998 (unaudited) ..........................................................    3
Condensed consolidated statements of cash flows for the nine months
 ended September 30, 1999 and 1998 (unaudited) ..........................................................    4
Notes to condensed consolidated financial statements ....................................................    5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ..........    8

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk ......................................   13


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings ..............................................................................   14
ITEM 6 - Exhibits and Reports on Form 8-K ...............................................................   14


SIGNATURES ..............................................................................................   15


INDEX TO EXHIBITS .......................................................................................   16


-------------------------------------------------------------------------------

                         MOSSIMO, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                            1999            1998
                                                                                         ---------        --------
                                                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash...............................................................................     $    45           $   176
  Accounts receivable, net...........................................................         423               979
  Due from factor, net...............................................................      11,960             3,064
  Inventories........................................................................       4,647             8,325
  Refundable taxes...................................................................           -               171
  Prepaid expenses and other current assets..........................................         307               202
                                                                                          -------           -------
    Total current assets.............................................................      17,382            12,917

PROPERTY AND EQUIPMENT, net..........................................................       3,380             4,207

OTHER ASSETS.........................................................................         199               235
                                                                                          -------           -------
                                                                                          $20,961           $17,359
                                                                                          -------           -------
                                                                                          -------           -------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit.....................................................................    $  7,592          $  4,759
  Accounts payable...................................................................       2,432             1,505
  Accrued liabilities................................................................       1,352             1,834
  Current portion of long-term debt..................................................          10                21
  S distribution note................................................................         215               266
                                                                                          -------           -------
    Total current liabilities........................................................      11,601             8,385

DEFERRED ROYALTY INCOME..............................................................         213               325

LONG-TERM DEBT, net of current portion...............................................           4                10

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding..................................................           -                 -
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,046,853 - September 30, 1999
    and 15,011,529 - December 31, 1998...............................................          15                15
  Additional paid-in capital.........................................................      37,917            31,428
  Accumulated deficit................................................................     (28,789)          (22,804)
                                                                                          -------           -------
    Total stockholders' equity.......................................................       9,143             8,639
                                                                                          -------           -------
                                                                                          $20,961           $17,359
                                                                                          -------           -------
                                                                                          -------           -------

     See accompanying notes to condensed consolidated financial statements.


                                       2
-------------------------------------------------------------------------------

                          MOSSIMO, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS                        NINE MONTHS
                                                         ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                       -----------------------            -----------------------
                                                        1999             1998              1999             1998
                                                       ------           ------            ------           ------
                                                             (UNAUDITED)                        (UNAUDITED)
Net sales..........................................    $20,322           $11,001          $40,009          $ 36,931
Cost of sales......................................     13,511             9,360           27,123            29,545
                                                       -------           -------          -------          --------
  Gross profit.....................................      6,811             1,641           12,886             7,386
Royalty income, net................................        672               627            2,799             2,458
                                                       -------           -------          -------          --------
                                                         7,483             2,268           15,685             9,844
                                                       -------           -------          -------          --------

OPERATING EXPENSES:
  Selling, general and administrative..............      6,134             5,494           14,964            16,634
  Non-cash insurance premium.......................          -                 -            6,100                 -
  Lease restructuring..............................          -                 -                -             3,798
                                                       -------           -------          -------          --------
    Total operating expenses.......................      6,134             5,494           21,064            20,432
                                                       -------           -------          -------          --------
Operating income (loss)............................      1,349            (3,226)          (5,379)          (10,588)
                                                       -------           -------          -------          --------

OTHER EXPENSE:
  Other, net.......................................          -               (54)              (3)             (127)
  Interest, net....................................       (308)             (157)            (603)             (467)
                                                       -------           -------          -------          --------
    Net other expense..............................       (308)             (211)            (606)             (594)
                                                       -------           -------          -------          --------
Net income (loss)..................................    $ 1,041           $(3,437)         $(5,985)         $(11,182)
                                                       -------           -------          -------          --------
                                                       -------           -------          -------          --------

Net income (loss) per common share:
  Basic............................................    $   .07           $  (.23)         $  (.40)         $   (.75)
                                                       -------           -------          -------          --------
                                                       -------           -------          -------          --------

  Diluted..........................................    $   .07           $  (.23)         $  (.40)         $   (.75)
                                                       -------           -------          -------          --------
                                                       -------           -------          -------          --------

Weighted average common shares outstanding:
  Basic............................................     15,046            15,011           15,045            15,011
                                                       -------           -------          -------          --------
                                                       -------           -------          -------          --------

  Diluted..........................................     15,672            15,011           15,045            15,011
                                                       -------           -------          -------          --------
                                                       -------           -------          -------          --------

     See accompanying notes to condensed consolidated financial statements.


                                       3
-------------------------------------------------------------------------------

                        MOSSIMO, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)

                                                                                             FOR THE NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
                                                                                            1999              1998
                                                                                            ----              ----
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................................     $(5,985)         $(11,182)
Adjustment to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......................................................       1,028             1,398
  Loss on disposition of property and equipment......................................           -             2,917
  Write-down of in-store fixtures....................................................           -               463
  Provision for doubtful receivables.................................................          49               278
  Deferred royalty income............................................................        (112)              (94)
  Non-cash compensation expense......................................................         225                 -
  Non-cash insurance premium.........................................................       6,100                 -
  Changes in:
    Accounts receivable, net.........................................................         507               794
    Due from factor, net.............................................................      (8,896)              958
    Inventories......................................................................       3,678             4,605
    Refundable taxes.................................................................         171             5,159
    Prepaid expenses and other current assets........................................        (105)              (16)
    Other assets.....................................................................          36                53
    Accounts payable.................................................................         927            (2,263)
    Accrued liabilities..............................................................        (482)              (70)
    S distribution note..............................................................         (51)              (55)
                                                                                          -------          --------
    Net cash provided by (used in) operating activities..............................      (2,910)            2,945
                                                                                          -------          --------

 CASH FLOWS FROM INVESTING ACTIVITITES:
Proceeds from sales of property and equipment........................................           -               500
Payments for acquisition of property and equipment...................................        (201)             (319)
                                                                                          -------          --------
    Net cash provided by (used in) investing activities..............................        (201)              181
                                                                                          -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit.........................................................       2,833            (3,696)
Proceeds from issuance of common stock...............................................         164                42
Repayment of long-term debt..........................................................         (17)              (30)
                                                                                          -------          --------
    Net cash provided by (used in) financing activities..............................       2,980            (3,684)
                                                                                          -------          --------

NET DECREASE IN CASH.................................................................        (131)             (558)
CASH, beginning of period............................................................         176               655
                                                                                          -------          --------
CASH, end of period..................................................................     $    45          $     97
                                                                                          -------          --------
                                                                                          -------          --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                $   614          $    374
                                                                                          -------          --------
                                                                                          -------          --------

     See accompanying notes to condensed consolidated financial statements.


                                       4
-------------------------------------------------------------------------------

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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of September 30, 1999 and December 31, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999.

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

                                                                 Three Months                     Nine Months
                                                              Ended September 30,             Ended September 30,
                                                            -------------------------       ------------------------
                                                              1999           1998             1999           1998
                                                            ----------     ----------       ----------    ----------
Weighted average common shares outstanding - basic          15,046,000     15,011,000       15,045,000    15,011,000
Dilutive effect of outstanding stock options                   626,000              -                -             -
                                                            ----------     ----------       ----------    ----------
Weighted average common shares outstanding - diluted        15,672,000     15,011,000       15,045,000    15,011,000
                                                            ----------     ----------       ----------    ----------
                                                            ----------     ----------       ----------    ----------

                                       5
-------------------------------------------------------------------------------

     During 1998, the Company issued stock options to Edwin Lewis, Chief Executive Officer and President, under the Stock Option Plan for Edwin Lewis. The shares of common stock to be issued upon exercise of these options will be contributed to the Company by Mossimo Giannulli, Chairman of the Board, under a Contribution Agreement. Accordingly, these shares are included in basic weighted average shares outstanding as of September 30, 1999.

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


                                       6
-------------------------------------------------------------------------------

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

     On July 9, 1998, plaintiffs filed their first amended consolidated complaint against the same defendants, alleging three causes of action. On September 22, 1998, defendants filed a general demurrer to the first amended consolidated complaint. On March 16, 1999, the judge sustained the demurrer as to the Company with respect to two of the three causes of action with leave to amend. As to the third cause of action, the judge sustained the demurrer as to the Company with respect to three of the five plaintiffs with leave to amend, and overruled the demurrer with respect to the other two plaintiffs. On April 14, 1999, plaintiffs filed their second amended consolidated complaint, alleging one cause of action. Thereafter, plaintiffs expressed a desire to file a third amended consolidated complaint. On June 24, 1999, the parties stipulated that plaintiffs must file a third amended consolidated complaint on or before July 30, 1999. Plaintiffs did not file a third amended consolidated complaint.

     During the second quarter of 1999, the Company obtained excess insurance coverage, which the Company believes should be sufficient to cover an adverse outcome or settlement in this litigation. In addition, the parties have reached an agreement in principle to settle the State Actions and Federal Action for $13 million, subject to final approval by the court. There is no assurance that this approval will be obtained. If the settlement is not finalized or not approved, the outcome of the litigation cannot be predicted. However, management believes that the Company has meritorious defenses to the claims alleged and intends to defend this action with vigor.

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


                                       7
-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net sales increased to $20.3 million during the third quarter of 1999 from $11.0 million in the corresponding quarter in 1998. Net sales of the men's and women's lines, which represented 99% of the Company's net sales for the three months ended September 30, 1999, increased to $20.1 million in the third quarter of 1999 from $9.7 million in the corresponding quarter in 1998. The increase in net sales of the men's and women's lines in 1999 was primarily due to additional business with new customers as a result of the Company's broader product lines and focused sales efforts.

     The Moss and Optics lines were discontinued during 1998, resulting in a decrease of $111,000 and $296,000, respectively, in net sales during the third quarter of 1999 compared to the third quarter of 1998. In June 1999, the Company entered in to an exclusive license agreement for the production and distribution of the Optics line. Also during 1998, the Company discontinued operations of its screen printing business, which contributed $505,000 of net sales in the third quarter of 1998.

     Gross profit increased to $6.8 million during the third quarter of 1999 from $1.6 million in the corresponding quarter in 1998. Gross profit as a percentage of net sales increased to 34% during the third quarter of 1999 from 15% in the corresponding quarter in 1998. The increase was primarily due to better inventory management and increased men's and women's regular-priced sales during the third quarter of 1999 as compared to the third quarter of 1998. Additionally, during the third quarter of 1998, the Company recorded a $1.0 million write-down of its Optics inventory.

     Royalty income increased to $672,000 in the third quarter of 1999 from $627,000 in the corresponding quarter in 1998. The increase was primarily due to increased royalties from some of the Company's domestic licensees, which were offset in part by reduced royalties as a result of the termination of the Company's accessories license agreement as of December 31, 1998.

     Operating expenses increased to $6.1 million in the third quarter of 1999 from $5.5 million in the corresponding quarter of 1998. This increase was primarily due to additional marketing expenditures, partially offset by reduced staffing levels and reduced rent and professional services expenses.

     The Company had net interest expense of $308,000 in the third quarter of 1999 compared to net interest expense of $157,000 in the corresponding quarter in 1998. The increase corresponds to the increase in the Company's line of credit balance, partially offset by additional fees paid during the third quarter of 1998 associated with continuing the revolving line of credit.

     The Company recorded no tax provision in the three months ended September 30, 1999 as a result of its federal and state net operating loss carryforwards. Losses for the three months ended September 30, 1998 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

                                       8
-------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net sales increased to $40.0 million during the nine months ended September 30, 1999 from $36.9 million in the corresponding period in 1998. Net sales of the men's and women's lines, which represented 96% of the Company's net sales for the nine months ended September 30, 1999, increased to $38.4 million during this period from $29.3 million in the corresponding period in 1998. The increase in net sales of the men's and women's lines in the nine months ended September 30, 1999 was primarily due to additional business with new customers as a result of the Company's broader product lines and focused sales efforts in the second and third quarters, partially offset by narrower product lines and the reduction of unprofitable accounts during the first quarter.

     The Moss and Optics lines were discontinued during 1998, resulting in a decrease of $2.2 million and $889,000, respectively, in net sales during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. In June 1999, the Company entered in to an exclusive license agreement for the production and distribution of the Optics line. Also during 1998, the Company discontinued operations of its screen printing business, which contributed $2.3 million of net sales in the nine months ended September 30, 1998.

     Gross profit increased to $12.9 million during the nine months ended September 30, 1999 from $7.4 million in the corresponding period in 1998. Gross profit as a percentage of net sales increased to 32% during the nine months ended September 30, 1999 from 20% in the corresponding period in 1998. The increase was primarily due to better inventory management, increased men's and women's regular-priced sales and increased margins on sales of excess inventory during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Additionally, during the nine months ended September 30, 1998, the Company recorded write-downs of its excess and Optics inventory.

     Royalty income increased to $2.8 million in the nine months ended September 30, 1999 from $2.5 million in the corresponding period in 1998. The increase was primarily due to increased royalties from some of the Company's domestic licensees, which were offset in part by reduced royalties as a result of the termination of the Company's accessories license agreement as of December 31, 1998.

     Operating expenses increased to $21.1 million during the nine months ended September 30, 1999 from $20.4 million in the corresponding period of 1998. Selling, general and administrative expenses decreased to $15.0 million in the first nine months of 1999 compared to $16.6 million in the corresponding period of 1998. This decrease was primarily due to reduced staffing levels and reduced rent, legal and professional services expenses, partially offset by additional marketing expenditures.

     During the second quarter of 1999, the Company's Chairman of the Board and principal stockholder personally purchased excess insurance coverage for the benefit of the Company in connection with its agreement in principle to settle a class action lawsuit. Accordingly, this one-time, non-cash charge of $6.1 million is included in operating expenses for the nine months ended September 30, 1999 with an offsetting credit to stockholders' equity. This charge does not impact the Company's cash flow or total stockholders' equity position.

     During the second quarter of 1998, the Company recorded a lease restructuring charge of $3.8 million. This charge included (i) $2.7 million in corporate lease restructuring expense and costs, including the write-down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for closing the Company's Pasadena retail store.

     Total operating expenses for the nine months ended September 30, 1999, excluding the non-cash insurance premium, were $15.0 million compared to total operating expenses for the nine months ended September 30, 1998, excluding the lease restructuring charge, of $16.6 million.


                                       9
-------------------------------------------------------------------------------

     The Company had net interest expense of $603,000 in the nine months ended September 30, 1999 compared to net interest expense of $467,000 in the corresponding period in 1998. The increase is due to increased interest expense corresponding to the increase in the Company's line of credit balance during the nine months ended September 30, 1999, partially offset by additional fees paid during the nine months ended September 30, 1998 associated with continuing the revolving line of credit.

     The Company recorded no tax benefit in the nine months ended September 30, 1999 and 1998 as a result of its pretax loss. Losses for the nine months ended September 30, 1999 and 1998 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund its working capital needs related to inventories and accounts receivable. Net cash used in operating activities totaled approximately $2.9 million for the nine months ended September 30, 1999. Cash used in operating activities was comprised primarily of the Company's net loss of $6.0 million and an increase of $8.4 million in receivables, offset by a non-cash insurance premium of $6.1 million, a $3.7 million reduction in inventory and depreciation and amortization expense of $1.0 million. At September 30, 1999, working capital was approximately $5.8 million as compared to $4.5 million at December 31, 1998. The increase in working capital is primarily due to a $8.4 million increase in receivables, offset in part by a $2.8 million increase in the Company's line of credit, a $3.7 million decrease in inventories and a $927,000 increase in accounts payable during the nine months ended September 30, 1999.

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


                                       10
-------------------------------------------------------------------------------

FORWARD LOOKING INFORMATION

     This report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors listed in "Risk Factors" in the Company's Form 10-K filing for the year ending December 31, 1998. Accordingly, undue reliance should not be placed on these forward-looking statements.

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


                                       11
-------------------------------------------------------------------------------

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

CONTINGENCY PLAN

      The Company has started a comprehensive analysis of the operational problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been finalized for dealing with the most reasonably likely worst case scenario as such scenario has not yet been clearly identified. The Company is currently undergoing this analysis during its bi-weekly meetings to formulate action plans where necessary. Contingency planning was substantially completed during the third quarter of 1999. Ongoing analysis will continue through December 1999.


                                       12
-------------------------------------------------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit and factoring agreement. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1% increase in interest rates occurring on October 1, 1999 would result in an increase in interest expense for the following 12 months of approximately $76,000.

      The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.








                                       13
-------------------------------------------------------------------------------

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS (See Note 3 to Financial Statements)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)    The following exhibits are included herein:

                  3.1     Articles of Incorporation of the Company*

                  3.2     Bylaws of the Company*

                  27      Financial Data Schedule

           (b)    Reports on Form 8-K

                  The Registrant did not file any reports on Form 8-K during the three months ended September 30, 1999.


           * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)





                                       14
-------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Mossimo, Inc.


         November 5, 1999          /s/ Edwin H. Lewis
                                   -------------------
                                           Edwin H. Lewis
                                           Chief Executive Officer and President


         November 5, 1999          /s/ Jody L. Love
                                   -----------------
                                           Jody L. Love
                                           Vice President of Finance
                                           (Principal Accounting Officer)






                                       15
-------------------------------------------------------------------------------

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

     3.2      Bylaws of the Company*

     27       Financial Data Schedule

     *        (Incorporated by reference from the Company's  Registration
              Statement on Form S-1, File No. 33-80597)













                                       16
-------------------------------------------------------------------------------