Form 10-K
period 1999-12-31
MOSSIMO INC
filed 2000-04-14
CIK 1005181

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-14208

                            ------------------------

                                 MOSSIMO, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                              33-0684524
     (State or other                    (I.R.S. Employer ID No.)
     jurisdiction of
     incorporation or
      organization)

2450 WHITE ROAD 2ND FLOOR                      92614-6250
    IRVINE, CALIFORNIA                         (zip code)
  (Address of principal
    executive offices)

                                 (949) 797-0200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference and Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant at April 4, 2000 was approximately $12,219,000.

The registrant had 15,080,042 shares of common stock, par value $.001 per share, outstanding at April 4, 2000.

Documents Incorporated by Reference (To the Extent Indicated Herein): Portions of the Definitive Proxy Statement for the 2000 Annual Meeting (in Part III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1--BUSINESS

GENERAL

    On March 28, 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing agreement (the "Target Agreement") with Target Corporation (Target). Under terms of the Target Agreement, Target will have the exclusive United States license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under existing Mossimo licensing arrangements. The Target licensed product line will initially include men's and women's apparel and is scheduled to be launched in February 2001. This licensed product line may be expanded to include all soft line categories, fragrances, other accessories and house wares.

    The Target Agreement provides that the Company will contribute, and will cause Mossimo Giannulli, its President, Chief Executive Officer and principal designer, to contribute, design services and will have approval rights for product design and marketing and advertising materials. Target will collaborate on design and will be responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Under the Target Agreement, Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of the minimum guaranteed royalty amount, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

    As a result of entering into the Target Agreement, management will be implementing several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes will include a work force reduction of approximately 90% of all employees, closure of the Company's signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales, continuation of operating losses and negative cash flows and recognition of a significant restructuring charge. Due to the broad changes to the Company's operations, the timing and magnitude of these consequences are uncertain at this time.

    The Company's current credit facility includes a $15.0 million revolving credit line, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 1.0%. Borrowings are limited to 50% of eligible inventory and 85% of eligible receivables. The facility also allows for up to approximately $6.0 million in letters of credit.

    Due to the restructuring of the Company's business, available borrowings under the current credit facility are expected to be substantially eliminated by June 2000. The Company is actively seeking financing to cover anticipated shortfalls and is in the process of renegotiating its credit facility, including its factoring agreement. Should these efforts be unsuccessful, additional funds may not be available to the Company. See "Risk Factors--Going Concern".

    The Company also licenses its trademarks for use in collections of eyewear, women's swimwear and bodywear, men's hosiery and men's tailored suits and dress shirts. Currently, Mossimo has four additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States. Mossimo products are characterized by quality workmanship and are targeted towards the fashion conscious consumer generally age 30 or under.

    Prior to entering into the Target Agreement, the Company's primary line of business was designing, sourcing and marketing a lifestyle collection of designer men's and women's sportswear and activewear, including knit and woven shirts, outerwear, denim and related products, dresses, pants, sweatshirts, tee-shirts and shorts.

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

PRODUCT DESIGN

    The cornerstone of the Company's business is its ability to design products which embody the Mossimo image of a contemporary and youthful lifestyle. The Company's designs are inspired by subtle changes in culture and society, including such areas as music, television, cinema, architecture and other forms of artistic expression, and appeal to the contemporary consumer. Mossimo Giannulli provides leadership and direction for all aspects of the design process. The Company's design staff reflects the Company's fashion conscious consumer as they consistently monitor changes in fashion, style, culture and society. Mr. Giannulli's active participation in, and oversight of, the design process for all Mossimo products is intended to ensure consistency of the quality of such products and their adherence to the Company's distinctive image.

PRODUCTS

    The Company has licensed the rights to manufacture and distribute collections of men's and women's apparel (under the Target Agreement), eyewear, women's swimwear and bodywear, men's hosiery and men's tailored suits and dress shirts bearing its trademarks utilizing designs approved by the Company. Currently, Mossimo has four additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States.

    Prior to entering into the Target Agreement, the Company's primary line of business was designing, sourcing and marketing collections of men's and women's apparel, including knit and woven tops, outerwear, denim and related products, dresses, pants, sweatshirts, tee-shirts and shorts. The Company discontinued its Moss line, which consisted of activewear products, in 1998. The Company also discontinued its Optics line in 1998 and entered into a license agreement for the production and distribution of eyewear in 1999. During the Restructuring Period, the Company will discontinue sourcing, production and sales activities, and its ongoing operations will be limited to design and other activities specified in its license agreements. The following table sets forth the components of the Company's net sales by product for the periods indicated:

                                                                   YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                      1999                   1998                   1997
                                              --------------------   --------------------   --------------------
                                              NET SALES      %       NET SALES      %       NET SALES      %
                                              ---------   --------   ---------   --------   ---------   --------
                                                                   (NET SALES IN THOUSANDS)
Men's and Women's Apparel...................   $45,101      95.2%     $36,529      80.6%     $63,877      90.0%
Moss Line...................................        --       0.0        2,346       5.2        1,109       1.6
Optics Line.................................       546       1.1        1,742       3.8        3,086       4.4
Other (1)...................................     1,746       3.7        4,693      10.4        2,864       4.0
                                               -------     -----      -------     -----      -------     -----
Total.......................................   $47,393     100.0%     $45,310     100.0%     $70,936     100.0%
                                               =======     =====      =======     =====      =======     =====

(1) Other is comprised primarily of: sales by the Company's retail stores; sales by the Company's screen printing subsidiary (discontinued in 1998); sales of the Company's Time collection of watches

    (discontinued in 1997); and sales of fabric, trim, merchandising supplies and fixtures to certain of the Company's licensees.

    MEN'S AND WOMEN'S APPAREL. The Company's men's and women's lines encompass a variety of products, including: knit and woven tops, including polo shirts and collared, button-down shirts; outerwear, including sweaters and jackets; denim and related products, including jeans, shirts and jackets; dresses; pants; screenprinted and embroidered sweatshirts and tee-shirts; and shorts. In
March 2000, the Company entered into the Target Agreement for the production and distribution of the men's and women's apparel lines in the United States. The initial Target licensed product lines are scheduled to be launched in February 2001. These licensed product lines may be expanded to include all soft line categories, fragrances, other accessories and house wares not covered under existing Mossimo licensing arrangements.

    OPTICS LINE. The Company's Optics line, comprised of high quality men's and women's sunglasses, was discontinued in 1998. In June 1999, the Company signed an exclusive license agreement with the Marcolin Group for the production and distribution of the Mossimo line of eyewear. The line includes sunglasses, sport glasses and optical frames for men, women and children. The line is scheduled to be launched in April 2000.

    WOMEN'S SWIMWEAR AND BODYWEAR. The Mossimo line of women's swimwear and bodywear is manufactured and distributed in the United States through an exclusive license agreement with The Lunada Bay Corporation, which utilizes designs approved by the Company bearing Mossimo trademarks. The high quality swimwear products include both one-piece and two-piece swimsuits which are fashion-oriented and targeted towards youthful-minded, body-conscious women. The women's bodywear line is a collection of fashionable aerobic and fitness activewear which bear Mossimo trademarks and is designed using materials such as lycra, tactel and flexcel nylon that stretch and compensate for body movements during strenuous exercise.

    MEN'S HOSIERY. The Mossimo line of men's hosiery is manufactured and distributed through an exclusive license agreement with Mountain High
Hosiery, Ltd. and is designed to complement Mossimo's men's products. This line was introduced in the fourth quarter of 1998.

    MEN'S TAILORED SUITS AND DRESS SHIRTS. The Company has entered into an exclusive license agreement with GFT Apparel Corporation for the manufacture and distribution of men's tailored suits and dress shirts under the Mossimo and Mossimo Giannulli brand names. This line was launched in Fall 1998 and discontinued in Spring 1999.

    MEN'S NECKWEAR. The Mossimo line of men's neckwear, which was launched in Spring 1997, was manufactured and distributed through an exclusive license agreement with Superba, Inc. This license agreement expired in March 2000.

SOURCING AND MANUFACTURING

    Under the Target Agreement, substantially all Mossimo products sold in the United States, other than those covered under existing Mossimo licensing arrangements, will be manufactured and distributed exclusively by Target. The Target licensed product line will initially include men's and women's apparel and is scheduled to be launched in February 2001. This licensed product line may be expanded to include all soft line categories, fragrances, other accessories and house wares.

    The Target Agreement provides that Target will be responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. The Company believes that these functions can be executed more effectively by a large retailer due to significant economies of scale and vertical integration.

    The Company sources each of its product lines, other than its licensed product lines, separately based on the individual design, styling and quality specifications of such products through independently owned contractors with manufacturing facilities primarily in the United States, Mexico, China, India, Hong Kong, Macau, Korea, Philippines, Thailand, Burma and Indonesia. The Company believes that outsourcing its production allows it to enhance production flexibility and capacity while substantially reducing capital expenditures and avoiding the costs of managing a large production work force. In addition, outsourcing provides the Company with expertise in fabric selection and manufacturing processes. The Company utilizes international sourcing agents who assist the Company in selecting and overseeing third party contractors, sourcing fabric and monitoring quotas and other trade regulations. The Company's production staff and independent sourcing agents oversee all aspects of apparel manufacturing and production. The Company and its sourcing agents separately negotiate with suppliers for the purchase of fabric which is then purchased by the Company's contractors. Under the Target Agreement, Target will be responsible for sourcing the Target licensed product line, and the Company will eliminate its sourcing operations.

    Mossimo contracts for the manufacture and sewing of its products, other than its licensed product lines, with approximately six factories in North America and 18 factories overseas. During 1999, approximately 70% of the Company's products were manufactured outside of North America. The balance of the Company's finished goods was manufactured by North American suppliers. The Company arranges for production of its products primarily based on projected sales and orders received. While the Company receives a portion of its customer orders prior to placement of its initial manufacturing orders, occasionally these customer orders may change with respect to colors, sizes, allotments or assortments prior to the delivery date. The Company utilizes such orders and its historical experience to estimate production requirements in order to secure necessary fabric and manufacturing capacity. Because the Company's foreign manufacturers are located at greater geographic distances from the Company than its domestic manufacturers, the Company is generally required to allow greater lead time for foreign manufacturing orders. Under the Target Agreement, Target will be responsible for the manufacture of the Target licensed product line, and the Company will eliminate its production operations.

    In 1998, the Company sold substantially all of the assets of its subsidiary, Giannico, Inc., to Winterland Concession Company (Winterland), a San Francisco based producer of licensed and private label apparel and merchandise. In connection with this transaction, the Company and Winterland entered into a multi-year agreement whereby Winterland agreed to be the preferred manufacturer of Mossimo's tee-shirts and sweatshirts, subject to certain conditions. The agreement allows Winterland to bid on the production of tee-shirts and sweatshirts, and the Company has the option to accept or reject the bid based on various factors, including pricing. In the event a bid is rejected, the Company may engage another manufacturer to produce its tee-shirts and sweatshirts.

    The Company does not own or operate any manufacturing facilities and has therefore been dependent on independent contractors for the manufacture of its products. Except for the Winterland contract, there are no formal arrangements between the Company and any of its contractors or suppliers. In instances where manufacturers have failed to ship the Company's products on schedule or to meet the Company's quality standards, the Company's ability to deliver products to its customers in a timely manner has been adversely affected. Also, in instances where these shipments have failed to clear United States Customs or to clear United States Customs in a reasonable time period, the Company's ability to deliver products to its customers in a timely manner has been adversely affected.

    The Company's quality control program is designed to ensure that all goods bearing Mossimo trademarks meet the Company's standards. With respect to its products, the Company has typically developed prototypes of each product, established fittings based on the prototype, inspected samples and, through its employees or sourcing agents, inspected fabric prior to cutting. The Company or its sourcing agents have then inspected the final product prior to shipment to the Company's Irvine, California warehouse. With respect to licensed products, the Company ensures that quality control programs are in place for licensees.

MARKETING AND ADVERTISING

    The Company has developed a distinctive image of a contemporary and youthful lifestyle and strives to maintain consistency through the coordination of advertising, merchandising and promotion. As a result of the Target Agreement, the Company will primarily rely on its licensees to advertise the Mossimo brand and intends to continue to promote a positive brand image through licensee-sponsored advertising. Under the terms of the Target Agreement, the Company will have approval rights for marketing and advertising materials.

    The Company currently utilizes print advertisements in magazines such as DETAILS, ELLE, GQ, IN-STYLE, ROLLING STONE, SPIN and VANITY FAIR as well as bus posters to promote its image and products. This image is also carried forward in the design of the Company's in-store shops and in its Southern California signature retail store. The Company maintains showrooms in Irvine, California, New York City and Dallas, Texas to display various portions of its product line. In connection with the Target Agreement, the Company will essentially eliminate its print and outdoor advertising efforts and will close its signature retail store and showrooms prior to the scheduled launch by Target of the initial line in February 2001.

    Effective January 1, 2000, the Company entered into an exclusive, multi-year endorsement agreement with David Duval, one of the world's top-ranked golfers, to further enhance worldwide brand recognition. Under the terms of this agreement, Mossimo will outfit Duval exclusively during his global golf activities.

DISTRIBUTION

    Under the Target Agreement, substantially all Mossimo products sold in the United States, other than those covered under existing Mossimo licensing arrangements, will be distributed exclusively through Target stores. The Target licensed product line will initially include men's and women's apparel and is scheduled to be launched in February 2001. This licensed product line may be expanded to include all soft line categories, fragrances, other accessories and house wares.

    The Target Agreement provides that Target will be responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. The Company believes that these functions can be executed more effectively by a large retailer due to significant economies of scale and vertical integration.

    During the Restructuring Period, distribution of all Mossimo non-licensed products will continue to be centralized in the Company's Irvine, California facility. Upon receipt from the manufacturers, the Company's products are inspected, sorted, packed and shipped to retail accounts in the United States. The Company's licensees are responsible for the distribution of licensed products.

    During 1999, the Company's products were sold in over 1,000 department and specialty retail store locations throughout the United States. The Company's largest customer, Dillard's, accounted for approximately 38% of net sales in 1999. Additionally, cumulative sales to various divisions of Federated Department Stores, Inc., Saks, Inc. and Newton Buying Group accounted for approximately 15%, 11% and 11%, respectively, of net sales in 1999. As a result of the Target Agreement, the Company anticipates a significant decline in sales to department and specialty retail stores in 2000, which could have a material adverse effect on the Company's financial condition and results of operations.

RETAIL STORES

    The Company operates one signature retail store located in South Coast Plaza, Costa Mesa, California (established in 1993). The Company formerly operated a second retail store in Old Town, Pasadena, California, which was closed during the second quarter of 1998.

    The Company also operates one outlet store, which provides a location to sell prior season and overstocked goods. The store is located in Ontario Mills Plaza, Ontario, California (established in 1997).

    In connection with the Target Agreement, the Company will close its signature retail store and outlet store prior to the scheduled launch by Target of the initial line in February 2001.

LICENSING

    Through the Target Agreement, the Company has licensed to Target the exclusive right to manufacture and distribute, in the United States, substantially all Mossimo products sold in the United States, other than those covered under existing Mossimo licensing arrangements. This agreement expires in January 2004, and is subject to renewal by the licensee for additional terms of two years each, if minimum sales and royalty criteria are met. The Target Agreement is subject to early termination under certain circumstances, including the termination of employment, death or permanent disability of Mr. Giannulli or a material change in his ownership or control of the Company which is deemed by Target to materially affect the Company's ability to perform its obligations under the Target Agreement.

    Prior to entering into the Target Agreement, the Company entered into licensing agreements for certain products and geographical territories when the Company believed such arrangements would provide more effective manufacturing, distribution or marketing of such products than could otherwise be achieved in house. The Company generally maintains substantial control over the design and advertising of its licensed products and maintains a policy of evaluating its licensing arrangements to ensure consistent presentation of the Mossimo image.

    Mossimo has licensed the exclusive right to manufacture and distribute eyewear bearing its trademarks pursuant to a license agreement with the Marcolin Group. This agreement expires in December 2003, and is subject to renewal upon negotiation.

    The Company has licensed the exclusive right to manufacture and distribute women's swimwear and bodywear bearing its trademarks in the United States pursuant to a license agreement with The Lunada Bay Corporation. This agreement expires in September 2000, and is subject to renewal upon negotiation.

    Mossimo has licensed the exclusive right to manufacture and distribute men's hosiery bearing its trademarks in the United States and Canada pursuant to a license agreement with Mountain High Hosiery, Ltd. This agreement expires in December 2001, and is subject to renewal by the licensee for an additional three-year term, if minimum sales and royalty criteria are met.

    The Company has licensed the exclusive right to manufacture and distribute men's tailored suits and dress shirts under the Mossimo and Mossimo Giannulli brand names in the United States, Canada and Mexico pursuant to a license agreement with GFT Apparel Corporation. This license expires June 2003, and is subject to renewal by the licensee for an additional five-year term, if minimum sales and royalty requirements are met.

    The Company's exclusive license agreement with Superba, Inc. for the manufacture and distribution of finer men's neckwear was terminated in March 2000.

    Under all license agreements, Mossimo retains approval rights with respect to the design of products and advertising. Royalty payments under these license agreements are due on a monthly or quarterly basis and range from approximately 3% to 10% of the licensee's net sales.

    Currently, Mossimo has four additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States. These territories include Australia, Bolivia, Japan, Mexico, New Zealand, Paraguay, Peru, and Uruguay. The present terms of these agreements (exclusive of renewal terms) expire at various dates ranging from December 2000 through December 2004.

TRADEMARKS

    The Company utilizes a variety of trademarks, including the script Mossimo trademark. Currently, the Company has 15 registrations and eight pending applications for its trademarks in the United States, and approximately 340 trademark registrations and applications in over 65 other countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement by using, among other things, cease-and-desist letters, administrative proceedings and lawsuits.

COMPETITION

    Mossimo brand products are subject to extensive competition from designer and non-designer lines, as well as from department stores, including some of the Company's major retail customers, which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own labels. The Company's products compete based on factors including brand appeal, design, style and color selection, quality and price. Many of the Company's competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company. Increased competition by existing and future competitors could result in reductions in sales or prices of Mossimo products that could have a material adverse effect on the Company's financial condition and results of operations.

    The Company's men's and women's designer sportswear lines have historically encountered substantial competition from Liz Claiborne, DKNY, Perry Ellis, Esprit, Guess, Calvin Klein, Tommy Hilfiger, Nautica and Polo/Ralph Lauren, as well as from certain other designer and non-designer lines. With respect to its activewear products, the Company has historically encountered substantial competition from various activewear lines including Quiksilver, Billabong and Hurley. Additionally, the Company has historically encountered substantial competition from department stores, including some of the Company's major retail customers. The Company expects that its products will continue to face significant competition after the launch of the Target licensed product line.

BACKLOG

    The Company generally receives the bulk of the orders for each of the Spring, Summer, Fall and Holiday seasons a minimum of three months prior to the date the products are shipped to stores. Such orders are cancelable by the retailer up to 30 days prior to the shipments' start dates. At December 31, 1999, the Company's backlog of orders for delivery primarily in the first and second quarters of 2000 was approximately $44.1 million, as compared with backlog of approximately $9.0 million at December 31, 1998. Historically, the Company has shipped less than all orders in its backlog. The Company's backlog depends upon a number of factors, including the timing of New York Market Week during which a significant percentage of the Company's orders are received, the timing of shipments and customer orders, product mix and the amount of in-season orders. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual shipments. As a result of entering into the Target Agreement and slow sell-throughs at retail during the 1999 Holiday season, the Company anticipates shipping significantly less than all orders in its backlog at December 31, 1999 during the first and second quarters of 2000.

EMPLOYEES

    At December 31, 1999, the Company had approximately 102 full-time employees, compared to 105 at the same time last year. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory. As a result of the Target Agreement, the Company anticipates implementing a significant number of layoffs in 2000.

RISK FACTORS

    In addition to the matters set forth in the foregoing discussion of the Company's business, the operations and financial results of the Company are subject to the risks described below.

GOING CONCERN

    During the three year period ended December 31, 1999, the Company experienced a significant decline in revenues, resulting in operating losses, negative cash flow and a working capital deficit. As of December 31, 1999, the Company was in violation of one covenant of its revolving credit facility that is used to fund operations. The Company subsequently received a waiver for the violation.

    In response to these declining financial conditions, the Company began cost cutting measures during the latter part of 1997 and restructured its management team in the fourth quarter of 1998. Despite these efforts, the Company reported an operating loss for the year ended December 31, 1999.

    On March 28, 2000, the Company entered into the Target Agreement under which Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Target Agreement is subject to early termination under certain circumstances.

    As a result of entering into the Target Agreement, management will be implementing several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes will include a work force reduction of approximately 90% of all employees, closure of the Company's signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales, continuation of operating losses and negative cash flows and recognition of a significant restructuring charge. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. Due to the broad changes to the Company's operations, the timing and magnitude of these consequences are uncertain at this time.

    The Company's current credit facility includes a $15.0 million revolving credit line, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 1.0%. Borrowings are limited to 50% of eligible inventory and 85% of eligible receivables. The facility also allows for up to approximately $6.0 million in letters of credit.

    Due to the restructuring of the Company's business, available borrowings under the current credit facility are expected to be substantially eliminated by June 2000. The Company is actively seeking financing to cover anticipated shortfalls and is in the process of renegotiating its credit facility, including its factoring agreement. Should these efforts be unsuccessful, additional funds may not be available to the Company.

    These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required and (c) ultimately attain profitability.

CHANGES IN FASHION TRENDS

    The apparel industry is subject to rapidly changing consumer demands and preferences, which may adversely affect companies which misjudge such demands and preferences. The Company believes that its success depends on its ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends. There can be no assurance that the Company will be successful in this regard. If fashion trends shift away from the Company's products, or if the Company otherwise misjudges the market for its product lines, resulting in a decline in sell-through rates at retail, the Company may be faced with conditions which could have a material adverse effect on the Company's financial condition and results of operations. Decisions with respect to product designs often need to be made several months in advance of the time when consumer acceptance of such products is known. In addition, any failure by the Company to identify and respond to changing demands and trends could adversely affect consumer acceptance of the Mossimo brand name, which may have an adverse effect on the Company's business and prospects.

SUBSTANTIAL COMPETITION

    Mossimo brand products are subject to extensive competition from designer and non-designer lines, as well as from department stores, including some of the Company's major retail customers, which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own labels. The Company's products compete based on factors including brand appeal, design, style and color selection, quality and price. Many of the Company's competitors are significantly larger and more diversified and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names than the Company. Increased competition by existing and future competitors could result in reductions in sales or prices of Mossimo products that could have a material adverse effect on the Company's financial condition and results of operations.

    The Company's men's and women's designer sportswear lines have historically encountered substantial competition from Liz Claiborne, DKNY, Perry Ellis, Esprit, Guess, Calvin Klein, Tommy Hilfiger, Nautica and Polo/Ralph Lauren, as well as from certain other designer and non-designer lines. With respect to its activewear products, the Company has historically encountered substantial competition from various activewear lines including Quiksilver, Billabong and Hurley. Additionally, the Company has historically encountered substantial competition from department stores, including some of the Company's major retail customers. The Company expects that its products will continue to face significant competition after the launch of the Target licensed product line.

NEW PRODUCT INTRODUCTIONS

    The Company's success is dependent upon its ability to design and deliver new products and new product lines. As is typical with new products, demand for and market acceptance of new products introduced by the Company are subject to uncertainty. Achieving market acceptance for new products may require substantial marketing and other efforts to create customer demand. There can be no assurance that the Company's or its licensees' efforts will be successful. In addition, the failure of new products or new product lines to gain sufficient market acceptance could adversely affect the image of the Mossimo brand name and demand for other Mossimo products.

DEPENDENCE ON KEY PERSONNEL

    The success of the Company is largely dependent on the personal efforts and abilities of Mossimo Giannulli, the Company's President, Chief Executive Officer and principal designer. The Target Agreement is subject to early termination under certain circumstances, including the termination of employment, death or permanent disability of Mr. Giannulli or a material change in his ownership or control of the Company which is deemed by Target to materially affect the Company's ability to perform its obligations under the Target Agreement.
Mr. Giannulli is subject to a consulting agreement with the Company, which expires in January 2001 and includes a non-competition provision effective through such expiration date.

    On March 28, 2000, Edwin Lewis resigned from his positions as President, Chief Executive Officer and Director of the Company. Mr. Lewis had served as President, Chief Executive Officer and Director since December 1, 1998, and his resignation could have a material adverse effect on the Company's operations.

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

DEPENDENCE ON CERTAIN CUSTOMERS AND LICENSEES

    Royalty payments from the Target Agreement are expected to commence in May 2001, and will represent a significant portion of the Company's future income. Termination of the Target Agreement could have a material adverse effect on the Company's financial condition and results of operations.

    Historically, the Company's customers have included major United States department store retailers. The Company's largest customer, Dillard's, accounted for approximately 38% of net sales in 1999. Additionally, cumulative sales to various divisions of Federated Department Stores, Inc., Saks, Inc. and Newton Buying Group accounted for approximately 15%, 11% and 11%, respectively, of net sales in 1999. As a result of the Target Agreement, the Company anticipates a significant decline in sales to department stores in 2000 which could have a material adverse effect on the Company's financial condition and results of operations.

    In addition, the Company may experience decreased royalties from existing licensees due to the fact that it will not have a major presence in the United States in stores other than Target under terms of the Target Agreement. Such a decrease could have a material adverse effect on the Company's financial condition and results of operations.

FOREIGN OPERATIONS

    During 1999, approximately 70% of the Company's products were manufactured outside of North America. The Company's future foreign operations, if any, may be adversely affected by political instability resulting in disruption of trade from foreign countries in which the Company's contractors and suppliers are located, the imposition of additional regulations related to imports or duties, taxes and other charges on imports, any significant fluctuation in the value of the United States dollar against foreign currencies and restrictions on the transfer of funds.

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

SEASONALITY

    The Company's business is impacted by general seasonal trends that are characteristic of many companies in the apparel industry. However, due primarily to the declining sales experienced in 1997, 1998 and the first, second and fourth quarters of 1999, past quarterly sales and profit trends have not reflected normal apparel industry seasonality. In future years, the Company expects that its results of operations may reflect greater seasonal trends.

ITEM 2--PROPERTIES

    The Company's current corporate headquarters and distribution facility are located in Irvine, California and consist of two leased buildings totaling approximately 106,000 square feet of space. In addition, the Company leases showrooms in Irvine, California, New York City and Dallas, Texas as well as one signature retail store in Costa Mesa, California and one outlet store in Ontario, California.

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

    On March 20, 2000, District Court Judge Gary L. Taylor approved a
$13.0 million settlement of the State Actions and Federal Action. There were no objections to the settlement. The settlement was funded by the Company's insurance coverage, a portion of which the Company obtained during the second quarter of 1999. Absent unforeseen circumstances, the settlement will become final on or about April 19, 2000. If the settlement does not become final, the outcome of the litigation cannot be predicted, but management believes that the Company has meritorious defenses to the claims alleged and would defend this action with vigor.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, par value $.001 per share (common stock), trades on the New York Stock Exchange under the trading symbol "MGX". As of April 4, 2000, there were approximately 6,542 shareholders of record. The following table sets forth the high and low sales prices for the common stock for each quarterly period as reported on the New York Stock Exchange Composite Tape:

                                                                     1998
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First Quarter...............................................    $ 7 5/8     $3
Second Quarter..............................................    $ 9 9/16    $3 3/4
Third Quarter...............................................    $ 4 5/8     $1
Fourth Quarter..............................................    $16         $2 1/2

                                                                     1999
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First Quarter...............................................    $12 5/16    $7 3/8
Second Quarter..............................................    $11 3/4     $8 1/4
Third Quarter...............................................    $11 1/4     $7 1/16
Fourth Quarter..............................................    $10 3/16    $6 3/8

    Since its initial public offering, the Company has not paid a dividend on its common stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6--SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements") and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data presented below has been derived from the Company's consolidated financial statements. The selected pro forma income statement data set forth below is for informational purposes only and may not necessarily be indicative of the Company's results of operations in the future.

                                                            YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                  1999      1998      1997      1996       1995
                                                --------  --------  --------  --------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales.....................................  $ 47,393  $ 45,310  $ 70,936  $108,674    $71,961
Cost of sales.................................    37,069    35,994    63,963    69,364     41,210
                                                --------  --------  --------  --------    -------
Gross profit..................................    10,324     9,316     6,973    39,310     30,751
Royalty income, net...........................     3,686     3,214     3,798     3,919      3,413
Operating expenses............................    26,101    25,469    32,802    25,283     14,586
                                                --------  --------  --------  --------    -------
Operating income (loss).......................   (12,091)  (12,939)  (22,031)   17,946     19,578
Other income (expense), net...................        (3)     (140)     (362)       19        114
Interest income (expense), net................      (834)     (612)     (278)      191       (233)
                                                --------  --------  --------  --------    -------
Income (loss) before income taxes.............   (12,928)  (13,691)  (22,671)   18,156     19,459
Provision (benefit) for income taxes..........        13       107    (3,935)    5,526(1)     297(1)
                                                --------  --------  --------  --------    -------
Net income (loss).............................  $(12,941) $(13,798) $(18,736) $ 12,630    $19,162
                                                ========  ========  ========  ========    =======
Net income (loss) per share:
  Basic and diluted...........................  $  (0.86) $  (0.92) $  (1.25) $   0.84    $  1.47
                                                ========  ========  ========  ========    =======
PRO FORMA DATA (2):
Historical income before income taxes.........                                $ 18,156    $19,459
Pro forma provision for income taxes..........                                   7,374      7,946
                                                                              --------    -------
Pro forma net income..........................                                $ 10,782    $11,513
                                                                              ========    =======
Pro forma net income per share:
  Basic and diluted...........................                                $   0.73
                                                                              ========
Pro forma weighted average common shares
  outstanding
  Basic and diluted...........................                                  14,853
                                                                              ========

                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1999       1998       1997       1996       1995
                                                             ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)..................................  $    (680) $   4,532  $  13,419  $  36,152  $  12,621
Total assets...............................................  $  10,736  $  17,359  $  36,824  $  50,754  $  17,162
Long-term debt.............................................  $       3  $      10  $      31  $      85  $      30
Stockholders' equity.......................................  $   2,396  $   8,639  $  22,395  $  41,131  $  14,035

------------------------

(1) Represents California state franchise taxes for periods prior to the Company's conversion to C corporation status in February 1996.

(2) The Company converted from S corporation to C corporation status commencing February 1996. Amounts reflect adjustment for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto set forth in this Form 10-K commencing on page F-1.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Net sales increased to $47.4 million in 1999 from $45.3 million in 1998. Net sales of the men's and women's lines, which represented 95% of the Company's net sales in 1999, increased to $45.1 million in 1999 from $36.5 million in 1998. The increase in net sales of the men's and women's lines in 1999 was primarily due to additional business with new customers as a result of the Company's broader product lines and focused sales efforts in the second, third and fourth quarters, partially offset by narrower product lines and the reduction of unprofitable accounts during the first quarter and severe price reductions in department stores, resulting in additional markdown provisions during the fourth quarter.

    The Moss and Optics lines were discontinued during 1998, resulting in a decrease in net sales of $2.3 million and $1.2 million, respectively, during 1999 compared to 1998. In June 1999, the Company entered into a license agreement for the production and distribution of the Optics line. Also during 1998, the Company discontinued operations of its screen printing business, which contributed $2.2 million of net sales in 1998.

    Gross profit increased to $10.3 million in 1999 from $9.3 million in 1998. Gross profit as a percentage of net sales increased to 22% in 1999 from 21% in 1998. The increase was primarily due to better inventory management, increased men's and women's regular-priced sales and increased margins on sales of excess inventory during 1999, partially offset by additional production costs for product which did not clear, or was delayed by, United States Customs and additional markdown provisions during the fourth quarter of 1999, as compared to 1998. Additionally, during 1998, the Company recorded write-downs of its excess and Optics inventory.

    Royalty income increased to $3.7 million in 1999 from $3.2 million in 1998. The increase was primarily due to increased royalties from some of the Company's domestic licensees, which were offset in part by reduced royalties as a result of the termination of the Company's accessories license agreement as of December 31, 1998.

    Operating expenses increased to $26.1 million in 1999 from $25.5 million in 1998. Selling, general and administrative expenses decreased to $20.0 million in 1999 compared to $21.7 million in 1998. This decrease was primarily due to reduced staffing levels and reduced rent, legal and professional services expenses, partially offset by additional marketing expenditures.

    During the second quarter of 1999, the Company's Chairman of the Board and principal stockholder personally purchased excess insurance coverage for the benefit of the Company in connection with its agreement to settle a class action lawsuit. Accordingly, this one-time, non-cash charge of $6.1 million is included in operating expenses in 1999 with an offsetting credit to stockholders' equity. This charge did not impact the Company's cash flow or total stockholders' equity position.

    During the second quarter of 1998, the Company recorded a lease restructuring charge of $3.8 million. This charge included (i) $2.7 million in corporate lease restructuring expense and costs, including the write-down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for closing the Company's Pasadena retail store.

    Total operating expenses for 1999, excluding the non-cash insurance premium, were $20.0 million, or 42% of net sales, compared to total operating expenses for 1998, excluding the lease restructuring charge, of $21.7 million, or 48% of net sales.

    The Company had other expense of $3,000 in 1999 compared to $140,000 in 1998. The decrease was primarily due to reduced losses on disposals of fixed assets.

    The Company had net interest expense of $834,000 in 1999 compared to $612,000 in 1998. The increase was due to increased interest expense corresponding to increased borrowings on the Company's line of credit during 1999, partially offset by additional fees paid during 1998 associated with continuing the revolving line of credit.

    The Company recorded minimum state tax provisions of $13,000 in 1999 compared to alternative minimum tax expense of $107,000 in 1998. Losses for 1999 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset. Losses for 1998 were benefited only to the extent the Company could apply for carryback claims in its income tax returns.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Net sales decreased to $45.3 million in 1998 from $70.9 million in 1997. This decrease was primarily a result of a decrease of $24.3 million in sales of the men's line, which represented a 46% of the Company's net sales in 1998 and a $3.1 million decrease in sales of the women's line, which represented 35% of the Company's net sales in 1998. The decrease in net sales of the men's line resulted from reduced sales of tee-shirts, tank tops and shorts to specialty stores and a strategic reduction in sales to unprofitable accounts. The decline in the men's apparel sales was partially offset by a $1.2 million increase in sales of the Moss line (discontinued in 1998) to $2.3 million in 1998 from $1.1 million in 1997. The decline in women's apparel sales resulted from a reduction in denim sales in the second half of the year due to lack of consumer demand and a strategic reduction of sales to unprofitable accounts. Net sales of the Optics line, which represented 3.8% of the Company's net sales in 1998, decreased to $1.7 million in 1998 from $3.1 million in 1997 due to reduced product releases, particularly in the Moss line, resulting from excess inventories with core customers.

    Gross profit increased to $9.3 million in 1998 from $7.0 million in 1997. Gross profit as a percentage of net sales increased to 21% in 1998 from 10% in 1997. The increase was primarily due to lower inventory write-downs in 1998 compared to 1997. Gross profit as a percentage of sales, excluding excess inventory sales, additional reserves and inventory shortages, increased to 34% compared to 31% in the same period in 1997.

    Royalty income decreased to $3.2 million in 1998 as compared to $3.8 million in 1997. The decrease was primarily due to reduced royalties from the Company's swimwear/bodywear and accessories licensees. Management believes that sales of the Company's swimwear/bodywear licensee were negatively impacted, in part, by poor weather conditions on the West Coast of the United States during 1998. Sales of the Company's accessories licensee declined due to a reduction in product categories offered during 1998 compared to 1997. In addition, unfavorable foreign exchange rate variances further impacted royalty income from the Company's Australian licensee in 1998.

    Operating expenses decreased to $25.5 million in 1998 from $32.8 million in 1997. Selling, general and administrative expenses decreased to $21.7 million in 1998 compared to $32.8 million in 1997. This decrease was primarily due to reduced staffing levels, sales commissions and marketing expenditures as well as overall cost cutting measures, partially offset by increased salary expense for in-house sales representatives and an in-store fixture reserve of $463,000.

    During the second quarter of 1998, the Company recorded a lease restructuring charge of $3.8 million. The charge included (i) $2.7 million in corporate lease restructuring expenses and costs, including the write down of certain fixed assets; (ii) $900,000 for the discontinuation of the Company's screen printing business; and (iii) $200,000 for closing the Company's Pasadena retail store.

    During 1998, the Company reevaluated its office and facilities requirements and agreed to relinquish its existing space for its corporate headquarters and approximately half of the space for its warehouse/ distribution. This lease restructuring relieved the Company of annual rental obligations of approximately $1.0 million. The Company moved into its new corporate headquarters located in Irvine, California and leased office space in Santa Monica, California. The Company's annual rent obligation for both locations is approximately $260,000. The Company, accordingly, will realize a reduction in annual rental obligations of approximately $740,000.

    Total operating expenses for 1998, excluding the lease restructuring charge, were $21.7 million, or 48% of net sales, compared to $32.8 million, or 46% of net sales, in 1997.

    The Company had other expense of $140,000 in 1998 compared to $362,000 in 1997. The decrease was primarily due to reduced losses on disposals of fixed assets.

    The Company had interest expense of $612,000 in 1998 compared to $278,000 in 1997. The increase was primarily due to increased interest expense corresponding to increased borrowings on the Company's line of credit during 1998 and additional fees paid during 1998 associated with continuing the revolving line of credit.

    The Company had alternative minimum tax expense of $107,000 in 1998 compared to an income tax benefit of $3,935,000 in 1997. Losses for 1997 and 1998 were benefited only to the extent the Company could apply for carryback claims in its income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash requirements are to fund the Company's working capital needs related to inventories and accounts receivable. Net cash provided by operating activities totaled $2.9 million during 1999. Cash provided by operating activities was comprised primarily of the Company's net loss of $12.9 million, offset by a non-cash insurance premium of $6.1 million, a $4.5 million reduction in receivables, a $2.6 million reduction in inventories, depreciation and amortization expense of $1.4 million and a $1.1 million increase in accounts payable and accrued liabilities. At December 31, 1999, working capital (deficit) was approximately ($680,000) as compared to $4.5 million at December 31, 1998 due primarily to a $4.5 million decrease in receivables, a $2.6 million reduction in the Company's line of credit, a $2.6 million decrease in inventories and a $1.7 million increase in accounts payable, partially offset by a $544,000 decrease in accrued liabilities, a $300,000 increase in prepaids and other current assets and a $297,000 increase in cash.

    During the three year period ended December 31, 1999, the Company experienced a significant decline in revenues, resulting in operating losses, negative cash flow and a working capital deficit. As of December 31, 1999, the Company was in violation of one covenant of its revolving credit facility that is used to fund operations. The Company subsequently received a waiver for the violation.

    On March 28, 2000, the Company entered into the Target Agreement under which Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Target Agreement is subject to early termination under certain circumstances.

    As a result of entering into the Target Agreement, management will be implementing several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes will include a work force reduction of approximately 90% of all employees, closure of the Company's signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales, continuation of operating losses and negative cash flows and recognition of a significant restructuring charge. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. Due to the broad changes to the Company's operations, the timing and magnitude of these consequences are uncertain at this time.

    Effective January 1, 2000, the Company entered into an endorsement agreement with David Duval, one of the world's top-ranked golfers, under which the Company is obligated to pay cash compensation. Future minimum commitments under this agreement are approximately $2.4 million payable in 2000 and $850,000 payable in each year from 2001 through 2003. This agreement also has certain performance provisions that allow for additional cash compensation.

    The Company's current credit facility includes a $15.0 million revolving credit line, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 1.0%. Borrowings are limited to 50% of eligible inventory and 85% of eligible receivables. The facility also allows for up to approximately $6.0 million in letters of credit.

    The Company's current credit facility has various restrictive covenants which include earnings before interest, tax, depreciation and amortization (EBITDA), exposure in excess of accounts receivable availability and capital expenditure limitations. The Company had borrowings of $2.1 million outstanding on the line of credit as of December 31, 1999.

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

    Due to the restructuring of the Company's business, available borrowings under the current credit facility are expected to be substantially eliminated by June 2000. The Company is actively seeking financing to cover anticipated shortfalls and is in the process of renegotiating its credit facility, including its factoring agreement. Should these efforts be unsuccessful, additional funds may not be available to the Company.

    These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required and (c) ultimately attain profitability.

SIGNIFICANT ACCOUNTING ESTIMATES

    In recent years certain customers of the Company have experienced financial difficulties, including the filing of reorganization under bankruptcy laws. The Company has not generally incurred significant losses outside the normal course of business as a result of the financial difficulties of these customers. While management believes that its allowance for doubtful accounts and allowance for sales returns and markdowns at December 31, 1999 are adequate, the Company carefully monitors developments regarding its major customers. Additional material financial difficulties encountered by these or other customers could have an adverse impact on the Company's financial position or results of operations.

SEASONALITY

    The Company's business is impacted by general seasonal trends that are characteristic of many companies in the apparel industry. However, due primarily to the declining sales experienced in 1997, 1998 and the first, second and fourth quarters of 1999, past quarterly sales and operating trends have not reflected normal apparel industry seasonality. In future years, the Company expects that its results of operations may reflect greater seasonal trends.

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

EXCHANGE RATES

    The Company receives United States dollars for substantially all of its product sales and its licensing revenues. Inventory purchases from overseas contract manufacturers are primarily denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods sold in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs. The Company does not engage in hedging activities with respect to such exchange rate risk.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS Nos. 133 and 137 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, and engage in similar normal business activities. The Company has not encountered any material Year 2000 problems and believes that it is unlikely that it will. Costs related to Year 2000 compliance were approximately $35,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit and factoring agreement. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1.0% increase in interest rates occurring on January 1, 2000 would result in an increase in interest expense for the following 12 months of approximately $21,000.

FORWARD LOOKING INFORMATION

    This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company's future operating results, the success of its licensing program with Target and other licensees, the ability of the Company to timely deliver its products to customers, and the outcome of the Company's legal proceedings. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions, including those described in "Business--Risk Factors". Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors described in "Business--Risk Factors." Accordingly, undue reliance should not be placed on these forward-looking statements.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Index to Consolidated Financial Statements" at Item 14(a) for a listing of the consolidated financial statements and supplementary data submitted as part of this report.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the Company's Proxy Statement for its 2000 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's Proxy Statement for its 2000 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's Proxy Statement for its 2000 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Company's Proxy Statement for its 2000 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 and is incorporated herein by reference.

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

(1) Financial Statements:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................    F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............    F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................    F-6

Notes to Consolidated Financial Statements..................    F-7

(2) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
 3.1                    Certificate of Incorporation of Registrant(1)

 3.2                    Bylaws of the Registrant(1)

 4.1 Specimen certificate of shares of Common Stock of the Registrant(1)

 4.2 Stockholders Agreement, dated as of November 30, 1998, between the Registrant, Mossimo Giannulli and Edwin H.
                        Lewis(7)

 10.1                   Registrant's 1995 Stock Plan(1)

 10.2                   Registrant's 1995 Directors Stock Option Plan(1)

 10.3                   Employment Agreement, dated January 1, 1996, by and between the Registrant and Mossimo Giannulli(1)

 10.4 Factoring Agreement, dated January 2, 1990, by and between the Registrant and The CIT Group, as amended to date(1)

 10.4.1                 Letter Amendment to Factoring Agreement dated June 16,
                        1995(1)

 10.4.2                 Letter Amendment to Factoring Agreement dated February 1,
                        1996(1)

 10.4.3                 Letter Amendment to Factoring Agreement dated November 1,
                        1996(2)

 10.4.4                 Letter Amendment to Factoring Agreement dated May 21,
                        1998(5)

 10.4.5                 Letter Amendment to Factoring Agreement dated March 22,
                        1999(8)

 10.5                   Form of Indemnification Agreement between the Registrant and its directors and officers(1)

 10.6                   Lease, dated May 3, 1996, between the Registrant and The
                        Irvine Company(3)

 10.6.1 Amendment to the lease agreement with The Irvine Company, dated July 10, 1998(5)

 10.7                   Financing Agreement, dated July 15, 1997, by and between the
                        Registrant and The CIT Group/Commercial Services, Inc.(4)

 10.7.1                 Amendment to the Financing Agreement dated April 1, 1998(5)

 10.7.2                 Amendment to the Financing Agreement dated March 22, 1999(8)

 10.8                   Lease, dated August 19, 1998, between the Registrant and
                        Cornucopia, Inc.(6)

 10.9                   Lease, dated July 20, 1998, between the Registrant and 3002
                        Pennsylvania Avenue, LLC(6)

 10.10                  Registration Rights Agreement, dated as of November 30,
                        1998, by and among the Registrant, Edwin Lewis and Mossimo
                        Giannulli(9)

 10.11 Contribution Agreement dated as of November 30, 1998, between the Registrant and Mossimo Giannulli(7)

 10.12 Mossimo License Agreement, dated as of March 28, 2000, between the Registrant and Target Stores, a division of Target Corporation(10)

 10.13                  Cherokee-Mossimo Finders Agreement dated March 27, 2000
                        between the Registrant and Cherokee Inc.(10)

 10.14                  Endorsement Agreement, dated January 1, 2000, between the
                        Registrant and David Duval Enterprises, Inc.

 10.15                  Separation Agreement and Release, dated as of March 28,
                        2000, by and among the Registrant, Edwin Lewis and Mossimo
                        Giannulli

 10.16                  Stock Option Termination Agreement, dated as of March 28,
                        2000, by and among the Registrant, Edwin Lewis and Mossimo
                        Giannulli

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
 23.1                   Consent of Independent Public Accountants--Arthur Andersen
                        LLP

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

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

(7) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 8, 1998.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999.

(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated March 28, 2000.

    (b) Reports on Form 8-K:

       The Registrant did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14(th) day of April 2000.

                                                       MOSSIMO, INC.

                                                       By:            /s/ MOSSIMO GIANNULLI
                                                            -----------------------------------------
                                                                        Mossimo Giannulli
                                                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14(th) day of April 2000.

                        NAME                                               TITLE
                        ----                                               -----
                /s/ MOSSIMO GIANNULLI
     -------------------------------------------       Chairman of the Board, President and Chief
                  Mossimo Giannulli                      Executive Officer

                  /s/ JODY L. LOVE
     -------------------------------------------       Vice President of Finance (Principal
                    Jody L. Love                         Accounting Officer)

                 /s/ ROBERT MARTINI
     -------------------------------------------       Director
                   Robert Martini

                  /s/ JOHN STAFFORD
     -------------------------------------------       Director
                    John Stafford

                          MOSSIMO, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................    F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of December 31, 1999 and
  1998......................................................    F-3
Consolidated statements of operations for the years ended
  December 31, 1999, 1998 and 1997..........................    F-4
Consolidated statements of stockholders' equity for the
  years ended December 31, 1999, 1998 and 1997..............    F-5
Consolidated statements of cash flows for the years ended
  December 31, 1999, 1998 and 1997..........................    F-6
Notes to consolidated financial statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mossimo, Inc.:

    We have audited the accompanying consolidated balance sheets of Mossimo, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                          ARTHUR ANDERSEN LLP

Orange County, California
April 10, 2000

                          MOSSIMO, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash......................................................  $    473   $   176
  Accounts receivable, net of allowance for doubtful
    accounts of $587 and $696--1999 and 1998,
    respectively............................................       787       979
  Due from factor, net......................................        --     3,064
  Inventories...............................................     5,682     8,325
  Refundable taxes..........................................        --       171
  Prepaid expenses and other current assets.................       502       202
                                                              --------   -------
    Total current assets....................................     7,444    12,917
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation and amortization.............................     3,097     4,207
OTHER ASSETS................................................       195       235
                                                              --------   -------
                                                              $ 10,736   $17,359
                                                              ========   =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Due to factor, net........................................  $  1,298   $    --
  Line of credit............................................     2,135     4,759
  Accounts payable..........................................     3,178     1,505
  Accrued liabilities.......................................     1,290     1,834
  Current portion of long-term debt.........................         8        21
  S distribution note.......................................       215       266
                                                              --------   -------
    Total current liabilities...............................     8,124     8,385
DEFERRED ROYALTY INCOME.....................................       213       325
LONG-TERM DEBT, net of current portion......................         3        10
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized shares
    3,000,000; no shares issued or outstanding..............        --        --
  Common stock, par value $.001; authorized shares
    30,000,000; issued and outstanding 15,077,253 and
    15,011,529--1999 and 1998, respectively.................        15        15
  Additional paid-in capital................................    38,126    31,428
  Accumulated deficit.......................................   (35,745)  (22,804)
                                                              --------   -------
    Total stockholders' equity..............................     2,396     8,639
                                                              --------   -------
                                                              $ 10,736   $17,359
                                                              ========   =======

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $ 47,393   $ 45,310   $ 70,936
Cost of sales...............................................    37,069     35,994     63,963
                                                              --------   --------   --------
  Gross profit..............................................    10,324      9,316      6,973
Royalty income, net.........................................     3,686      3,214      3,798
                                                              --------   --------   --------
                                                                14,010     12,530     10,771
                                                              --------   --------   --------
OPERATING EXPENSES:
  Selling, general and administrative.......................    20,001     21,677     32,802
  Non-cash insurance premium................................     6,100         --         --
  Lease restructuring.......................................        --      3,792         --
                                                              --------   --------   --------
    Total operating expenses................................    26,101     25,469     32,802
                                                              --------   --------   --------
Operating loss..............................................   (12,091)   (12,939)   (22,031)
                                                              --------   --------   --------
OTHER EXPENSE:
  Other, net................................................        (3)      (140)      (362)
  Interest, net.............................................      (834)      (612)      (278)
                                                              --------   --------   --------
    Net other expense.......................................      (837)      (752)      (640)
                                                              --------   --------   --------
Loss before income taxes....................................   (12,928)   (13,691)   (22,671)
Provision (benefit) for income taxes........................        13        107     (3,935)
                                                              --------   --------   --------
Net loss....................................................  $(12,941)  $(13,798)  $(18,736)
                                                              ========   ========   ========
Net loss per common share:
  Basic and diluted.........................................  $  (0.86)  $  (0.92)  $  (1.25)
                                                              ========   ========   ========
Weighted average common shares outstanding:
  Basic and diluted.........................................    15,050     15,010     15,000
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements

                          MOSSIMO, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                    RETAINED
                                                  COMMON STOCK       ADDITIONAL     EARNINGS
                                               -------------------    PAID-IN     (ACCUMULATED
                                                SHARES     AMOUNT     CAPITAL       DEFICIT)      TOTAL
                                               --------   --------   ----------   ------------   --------
BALANCE, December 31, 1996...................   15,000      $15        $31,386      $  9,730     $41,131
Net loss.....................................       --       --             --       (18,736)    (18,736)
                                                ------      ---        -------      --------     -------
BALANCE, December 31, 1997...................   15,000       15         31,386        (9,006)     22,395
Issuance of common stock.....................       11       --             42            --          42
Net loss.....................................       --       --             --       (13,798)    (13,798)
                                                ------      ---        -------      --------     -------
BALANCE, December 31, 1998...................   15,011       15         31,428       (22,804)      8,639
Issuance of common stock.....................       66       --            298            --         298
Non-cash compensation........................       --       --            300            --         300
Non-cash insurance premium...................       --       --          6,100            --       6,100
Net loss.....................................       --       --             --       (12,941)    (12,941)
                                                ------      ---        -------      --------     -------
BALANCE, December 31, 1999...................   15,077      $15        $38,126      $(35,745)    $ 2,396
                                                ======      ===        =======      ========     =======

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(12,941)  $(13,798)  $(18,736)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
Depreciation and amortization...............................     1,356      1,766      1,751
Loss on disposition of property and equipment...............        --      2,992        265
Write-down of in-store fixtures.............................        --        461         --
Provision for doubtful receivables..........................        79        419        406
Deferred income taxes.......................................        --         --      1,455
Deferred royalty income.....................................      (112)      (125)      (650)
Non-cash compensation expense...............................       300         --         --
Non-cash insurance premium..................................     6,100         --         --
Changes in:
  Accounts receivable, net..................................       113      1,075        (48)
  Due from factor, net......................................     3,064        937      9,560
  Inventories...............................................     2,643      6,112      2,978
  Refundable taxes..........................................       171      5,334     (4,159)
  Prepaid expenses and other current assets.................      (300)        94        573
  Other assets..............................................        40         40      1,136
  Due to factor, net........................................     1,298         --         --
  Accounts payable..........................................     1,673     (2,621)    (2,575)
  Accrued liabilities.......................................      (544)      (623)     1,233
  S distribution note.......................................       (51)       (96)       (65)
                                                              --------   --------   --------
    Net cash provided by (used in) by operating
      activities............................................     2,889      1,967     (6,876)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment...............        --        500         16
Payments for acquisition of property and equipment..........      (246)      (744)    (6,355)
                                                              --------   --------   --------
    Net cash used in investing activities...................      (246)      (244)    (6,339)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit................................    (2,624)    (2,203)     6,962
Proceeds from issuance of common stock......................       298         42         --
Repayment of long-term debt.................................       (20)       (41)       (99)
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........    (2,346)    (2,202)     6,863
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH.............................       297       (479)    (6,352)
CASH, beginning of year.....................................       176        655      7,007
                                                              --------   --------   --------
CASH, end of year...........................................  $    473   $    176   $    655
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $    857   $    638   $    355
                                                              ========   ========   ========
  Income taxes..............................................  $     18   $     --   $    225
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS--On March 28, 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing agreement (the "Target Agreement") with Target Corporation (Target). Under terms of the Target Agreement, Target will have the exclusive United States license for production and distribution through Target stores of substantially all products sold in the United States, other than those covered under existing Mossimo licensing arrangements. The Target licensed product line will initially include men's and women's apparel and is scheduled to be launched in February 2001. This licensed product line may be expanded to include all soft line categories, fragrances, other accessories and house wares.

    The Target Agreement provides that the Company will contribute, and will cause Mossimo Giannulli, its President, Chief Executive Officer and principal designer, to contribute, design services and will have approval rights for product design and marketing and advertising materials. Target will collaborate on design and will be responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Under the Target Agreement, Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of the minimum guaranteed royalty amount, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

    The Company also licenses its trademarks for use in collections of eyewear, women's swimwear and bodywear, men's hosiery and men's tailored suits and dress shirts. Currently, Mossimo has four additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States. Mossimo products are characterized by quality workmanship and are targeted towards the fashion conscious consumer generally age 30 or under.

    Prior to entering into the Target Agreement, the Company's primary line of business was designing, sourcing and marketing a lifestyle collection of designer men's and women's sportswear and activewear, including knit and woven shirts, outerwear, denim and related products, dresses, pants, sweatshirts, tee-shirts and shorts. The products were distributed to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as one signature retail store and one outlet store in Southern California.

    GOING CONCERN MATTERS--The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three year period ended December 31, 1999, the Company has experienced a significant decline in revenues, resulting in operating losses, negative cash flow and a working capital deficit. As of December 31, 1999, the Company was in violation of one covenant of its revolving credit facility that is used to fund operations. The Company subsequently received a waiver for the violation.

    In response to these declining financial conditions, the Company began cost cutting measures during the latter part of 1997 and restructured its management team in the fourth quarter of 1998. Despite these efforts, the Company reported an operating loss for the year ended December 31, 1999.

                          MOSSIMO, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Under the Target Agreement, Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Target Agreement is subject to early termination under certain circumstances.

    As a result of entering into the Target Agreement, management will be implementing several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes will include a work force reduction of approximately 90% of all employees, closure of the Company's signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales, continuation of operating losses and negative cash flows and recognition of a significant restructuring charge. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. Due to the broad changes to the Company's operations, the timing and magnitude of these consequences are uncertain at this time.

    The Company's current credit facility includes a $15.0 million revolving credit line, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 1.0%. Borrowings are limited to 50% of eligible inventory and 85% of eligible receivables. The facility also allows for up to approximately $6.0 million in letters of credit.

    Due to the restructuring of the Company's business, available borrowings under the current credit facility are expected to be substantially eliminated by June 2000. The Company is actively seeking financing to cover anticipated shortfalls and is in the process of renegotiating its credit facility, including its factoring agreement. Should these efforts be unsuccessful, additional funds may not be available to the Company.

    These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to
(a) generate sufficient cash flow to meet its obligations on a timely basis,
(b) obtain additional financing as may be required and (c) ultimately attain profitability.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Mossimo, Inc., a Delaware corporation and its wholly-owned subsidiary, Giannico, Inc. (collectively, the "Company"). Giannico's operations were discontinued in the third quarter of 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

    SEGMENT AND GEOGRAPHIC INFORMATION--The Company operates in one principal business segment across domestic and international markets. International sales are primarily made through the Company's licensees in their respective territories.

    COMPREHENSIVE INCOME (LOSS)--As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There are no items of comprehensive income (loss) that the Company is required to report.

                          MOSSIMO, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISK--The Company assigns a substantial portion of its receivables to a factor, which assumes the credit risk with respect to collection of nonrecourse receivables. Ongoing customer credit evaluations are performed with respect to the Company's trade receivables, and collateral is generally not required.

    INVENTORIES--Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over generally a five to ten-year period for furniture and fixtures, machinery and equipment and automobiles. Leasehold improvements are amortized over the term of the related lease if less than the estimated service life. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over a three-year period. These costs are included in furniture and fixtures.

    REVENUE RECOGNITION--Revenue is recognized when merchandise is shipped to a customer. Reserves for estimated returns and allowances are recorded at the time of shipment based upon management's estimates and the Company's historical experience.

    INCOME TAXES--The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred taxes on income result from temporary differences between the reporting of income for financial and tax reporting purposes and are provided for using the liability method as prescribed by SFAS No. 109.

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

    STOCK-BASED COMPENSATION--The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company follows the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which require presentation of the pro forma effect of the fair value based method on net income (loss) and net income (loss) per share in the financial statement footnotes. See Note 12--Stockholders' Equity.

    EARNINGS PER SHARE--The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. For the years ended December 31, 1999, 1998 and 1997, there was no dilution from outstanding options.

    During 1998, the Company issued stock options to Edwin Lewis, President, Chief Executive Officer and Director, under the Stock Option Plan for Edwin Lewis (the "Lewis Plan"). In the event of exercise of options issued under the Lewis Plan, the shares of common stock to be issued are to be contributed to the Company by Mossimo Giannulli, Chairman of the Board, under a Contribution Agreement (Note 12).

                          MOSSIMO, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Accordingly, these shares are included in basic weighted average shares outstanding as of December 31, 1999 and 1998. On March 28, 2000, Edwin Lewis resigned from his positions as President, Chief Executive Officer and Director of the Company. In connection with his resignation, Mossimo Giannulli was appointed as President and Chief Executive Officer of the Company, all options granted under the Lewis Plan were canceled and the Lewis Plan and Contribution Agreement were terminated.

    IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS Nos. 133 and 137 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

    MERCHANDISE RISK--The Company's success is largely dependent upon its ability to gauge the fashion tastes of its targeted consumers and provide merchandise that satisfies consumer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

    RECLASSIFICATIONS--Certain reclassifications have been made in the audited consolidated 1998 and 1997 financial statements to conform to the 1999 presentation.

2. DUE FROM (TO) FACTOR

    Pursuant to the provisions of a factoring agreement, the Company assigns a substantial portion of its trade accounts receivable to a factor, which assumes the credit risk with respect to collection of the nonrecourse accounts receivable. The Company may request advances against a percentage, determined by the factor, of the qualifying accounts receivable factored at any time before their maturity date. The factoring charge ranges from 0.5% to 0.8% of the receivables assigned. Interest at the prime rate plus 1.0% per annum is charged on advances received through the Company's credit facility. Outstanding advances on the credit facility are collateralized by the Company's receivables, inventories, machinery and equipment and intangibles.

    Due to the restructuring of the Company's business as a result of entering into the Target Agreement, available borrowings under the current credit facility are expected to be substantially eliminated by June 2000. The Company is actively seeking financing to cover anticipated shortfalls and is in the process of renegotiating its credit facility, including its factoring agreement.

                          MOSSIMO, INC. AND SUBSIDIARY

2. DUE FROM (TO) FACTOR (CONTINUED)
    Due from (to) factor consists of the following at December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Unmatured accounts receivable:
  Nonrecourse...............................................  $ 8,017     $4,187
  With recourse.............................................       48         93
Allowance for sales returns and markdowns...................   (9,363)    (1,216)
                                                              -------     ------
                                                              $(1,298)    $3,064
                                                              =======     ======

3. INVENTORIES

    Inventories consist of the following at December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials...............................................   $1,301     $2,415
Work-in-process.............................................      168        665
Finished goods..............................................    4,213      5,245
                                                               ------     ------
                                                               $5,682     $8,325
                                                               ======     ======

    The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries and can limit or prohibit importation of products on very short notice. The inability of these shipments to clear United States Customs or to clear United States Customs in a reasonable time period could adversely affect the Company's ability to deliver products to its customers in a timely manner. The Company's imported products are also subject to United States Customs duties which are a material portion of the Company's cost of imported goods. A substantial increase in customs duties or a substantial reduction in quota limits applicable to the Company's imports could have a material adverse effect on the Company's financial condition and results of operations.

                          MOSSIMO, INC. AND SUBSIDIARY

4. INCOME TAXES

    The provision (benefit) for income taxes consists of the following for the years ended December 31, 1999, 1998 and 1997:

                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Current:
    Federal.................................................  $     --     $  91     $(5,390)
    State...................................................        13        16          --
                                                              ---------    -----     -------
                                                                    13       107      (5,390)
                                                              ---------    -----     -------
Deferred:
    Federal.................................................        --        --       1,205
    State...................................................        --        --         250
                                                              ---------    -----     -------
                                                                    --        --       1,455
                                                              ---------    -----     -------
Total provision (benefit) for income taxes..................  $     13     $ 107     $(3,935)
                                                              =========    =====     =======

    The provision (benefit) for income taxes differs from the amount of tax determined by applying the federal statutory rate to pretax income. The components of this difference for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                              1998       1997       1999
                                                            --------   --------   --------
                                                                    (IN THOUSANDS)
Benefit on income at federal statutory tax rate...........  $(4,529)   $(4,655)   $(7,708)
State tax benefit, net of federal tax effect..............     (776)      (821)    (1,383)
Increase in valuation allowance...........................    4,222      4,777      5,096
Limitations on state net operating loss utilization.......    1,096        773         --
Other.....................................................       --         33         60
                                                            -------    -------    -------
Total provision (benefit) for income taxes................  $    13    $   107    $(3,935)
                                                            =======    =======    =======

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred income tax assets (liabilities):
  Reserves not currently deductible.........................  $ 4,760     $1,867
  State income taxes........................................     (892)      (687)
  Net operating loss carryforward...........................   10,227      8,510
  Other.....................................................       --        183
                                                              -------     ------
Net deferred tax assets.....................................   14,095      9,873
Valuation allowance.........................................  (14,095)    (9,873)
                                                              -------     ------
Total net deferred tax asset................................  $    --     $   --
                                                              =======     ======

                          MOSSIMO, INC. AND SUBSIDIARY

4. INCOME TAXES (CONTINUED)
    The Company has provided a full valuation allowance on the net deferred tax asset at December 31, 1999 and 1998 due to the uncertainty regarding its realization.

    As of December 31, 1999, the Company has approximately $24,700,000 and $17,900,000 of federal and state net operating loss carryforwards, respectively, available to offset future taxable income which expire in various years through 2014.

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Furniture and fixtures......................................   $4,437     $3,986
Machinery and equipment.....................................    3,053      2,937
Automobiles.................................................      153        153
Construction in progress....................................       21        342
                                                               ------     ------
                                                                7,664      7,418
Accumulated depreciation and amortization...................   (4,567)    (3,211)
                                                               ------     ------
                                                               $3,097     $4,207
                                                               ======     ======

6. LINE OF CREDIT AND LONG-TERM DEBT

    The Company's current credit facility includes a $15.0 million revolving credit line, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 1.0% (prime rate plus 0.5% or 9.0% at December 31, 1999). Borrowings under the amended agreement are limited to 50% of eligible inventory and 85% of eligible receivables. The facility also allows for up to approximately $6.0 million in letters of credit.

    The Company's current credit agreement has various restrictive covenants which include earnings before interest, tax, depreciation and amortization (EBITDA), exposure in excess of accounts receivable availability and capital expenditure limitations. As of December 31, 1999, the Company was in violation of one covenant, however, the Company subsequently received a waiver for the violation. The Company had borrowings of approximately $2.1 million outstanding on the line of credit as of December 31, 1999.

    Due to the restructuring of the Company's business as a result of entering into the Target Agreement, available borrowings under the current credit facility are expected to be substantially eliminated by June 2000. The Company is actively seeking financing to cover anticipated shortfalls and is in the process of renegotiating its credit facility, including its factoring agreement.

    Notes payable are due in aggregate monthly installments of $1,000, including interest from 8.6% to 12.4% per annum, which mature at various dates through June 2001. The notes are collateralized by the related equipment.

                          MOSSIMO, INC. AND SUBSIDIARY

7. EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees after six months of employment. The plan provides for annual matching contributions by the Company as a percentage of employee contributions and annual wages. Contributions made to the plan for the years ended December 31, 1999, 1998 and 1997 were $17,000, $31,000 and $64,000, respectively.

    In February 1997, the Company adopted the Mossimo, Inc. Employee Stock Purchase Plan (the "Employee Plan"), which provides eligible employees of the Company the opportunity to acquire stock in the Company through periodic payroll deductions that are applied at semi-annual intervals to purchase shares of common stock at a discount from the then current market price. The purchase price of the shares is the lower of 85% of the fair market value of the Company's common stock on the first day of the purchase period; or, 85% of the fair market value of the Company's common stock on the purchase date. During 1999, the Company issued 4,524 shares to employees through the Employee Plan. As of December 31, 1999, the Company had collected $18,000 toward the purchase of stock under the Employee Plan and had not yet issued the stock. This amount is included in accrued liabilities on the accompanying balance sheet. A total of 500,000 shares have been reserved under the Employee Plan, and 483,947 are available for issuance at December 31, 1999.

8. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES--The Company is committed under noncancelable operating leases expiring at various dates through June 2007. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $1,814,000, $2,492,000 and
$2,603,000, respectively.

    Future minimum annual rental payments required under noncancelable operating leases in excess of one year are as follows (in thousands):

Year ending December 31:
  2000......................................................   $1,661
  2001......................................................      965
  2002......................................................      635
  2003......................................................      560
  2004......................................................      492
  Thereafter................................................    1,149
                                                               ------
Total scheduled maturities..................................    5,462
Sublease income.............................................     (380)
                                                               ------
                                                               $5,082
                                                               ======

    LETTERS OF CREDIT--The Company has an agreement with its factor to facilitate the purchase of goods by issuing letters of credit to various companies overseas. The letters of credit are collateralized by inventories. At December 31, 1999, the Company had outstanding letters of credit of $6,343,000.

    ENDORSEMENT AGREEMENT--Effective January 1, 2000, the Company entered into an exclusive, multi-year endorsement agreement with a PGA professional. Under the terms of this agreement, Mossimo will outfit this PGA professional exclusively during his global golf activities and is obligated to pay cash compensation. Future minimum commitments under this agreement are $2,350,000 payable in 2000 and

                          MOSSIMO, INC. AND SUBSIDIARY

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
$850,000 payable in each year from 2001 through 2003. This agreement also has certain performance provisions that allow for additional cash compensation. Obligations under these provisions, if any, will be accrued and charged to operations during the period in which they arise.

    LITIGATION--On January 23, 1997, plaintiff Chaile Steinberg filed a purported class action suit against the Company and certain other defendants on behalf of individuals who purchased the Company's common stock in the initial public offering pursuant to the Registration Statement and Prospectus (Prospectus), dated February 22, 1996, and on the open market from February 22, 1996 through January 14, 1997 (the "Class Period"). On April 7, 1997, the plaintiffs Igor Glaudnikov, Cara Debra Marks and Lois Burke filed a second related action against the same defendants. The two cases were subsequently consolidated by court order, dated May 19, 1997. Both STEINBERG and GLAUDNIKOV (collectively, the "State Actions") contain identical factual allegations, and only differ in the number of shares purchased by plaintiffs and the California residence of two of the plaintiffs in the GLAUDNIKOV action.

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

    On March 20, 2000, District Court Judge Gary L. Taylor approved a
$13.0 million settlement of the State Actions and Federal Action. There were no objections to the settlement. The settlement was funded by the Company's insurance coverage, a portion of which the Company obtained during the second quarter of 1999. Absent unforeseen circumstances, the settlement will become final on or about April 19, 2000. If

                          MOSSIMO, INC. AND SUBSIDIARY

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) the settlement does not become final, the outcome of the litigation cannot be predicted, but management believes that the Company has meritorious defenses to the claims alleged and would defend this action with vigor.

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

9. MAJOR CUSTOMERS

    During the years ended December 31, 1999, 1998 and 1997, sales to one department store customer in its various regions represented approximately 38%, 8% and 13% of net sales, respectively. Cumulative sales to various divisions of one department store group represented approximately 15%, 30% and 18% of net sales during the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, cumulative sales to various divisions of two department store groups each represented approximately 11% of net sales during the year ended December 31, 1999. A decision by an individual significant customer or the controlling owner of a group of department stores to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

10. ROYALTY INCOME, NET

    The Company has licensing agreements with several unrelated companies for the use of its trademarks and designs. Royalty payments are due on a monthly or quarterly basis and range from 3% to 10% of the licensee's sales.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's consolidated balance sheets include the following financial instruments: cash, accounts receivable, amounts due to and from its factor and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value for cash, accounts receivable and amounts due to and from its factor, because of the relatively short period of time between origination and their expected realization. The carrying value of long-term debt approximates fair value as it bears interest at rates currently available to the Company.

12. STOCKHOLDERS' EQUITY

    In February 1996, the Company completed an initial public offering of 2,000,000 shares of the Company's common stock for $18.00 per share, generating proceeds to the Company after underwriting discounts and expenses of approximately $32,100,000. In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholder $17,600,000, representing previously earned and undistributed taxable S corporation earnings in the form of promissory notes (S distribution notes). The estimated remaining amount payable to stockholder for previously earned and undistributed taxable S Corporation earnings under the S distribution notes was $215,000 and $266,000 at December 31, 1999 and 1998, respectively.

                          MOSSIMO, INC. AND SUBSIDIARY

12. STOCKHOLDERS' EQUITY (CONTINUED)
    1995 STOCK OPTION PLAN--In December 1995, the Company adopted the
Mossimo, Inc. 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and certain advisors or consultants to the Company. A total of 1,500,000 shares have been reserved for issuance under the 1995 Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant.

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

    During 1999, the Company canceled the option grants made to its non-employee directors upon their initial election or appointment to the Board of Directors and replaced them with options to purchase 25,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These transactions are reflected below in the total number of options granted and canceled during the year ended December 31, 1999.

    Changes in shares under option for the 1995 Plan and the Directors Plan (the "Plans") are summarized as follows:

                                                               YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------
                                             1999                        1998                        1997
                                   -------------------------   -------------------------   ------------------------
                                                 WEIGHTED                    WEIGHTED                   WEIGHTED
                                    SHARES     AVERAGE PRICE    SHARES     AVERAGE PRICE    SHARES    AVERAGE PRICE
                                   ---------   -------------   ---------   -------------   --------   -------------
Outstanding, beginning of year...  1,207,450       $5.40         405,600      $18.02       494,500       $20.23
  Granted........................    140,450        8.83       1,148,200        3.45        90,600         7.56
  Canceled.......................    179,440       16.05         346,350       13.71       179,500        18.85
  Exercised......................     61,200        4.47              --          --            --           --
                                   ---------       -----       ---------      ------       -------       ------
Outstanding, end of year.........  1,107,260       $4.16       1,207,450      $ 5.40       405,600       $18.02
                                   =========       =====       =========      ======       =======       ======
Options exercisable, end of
  year...........................    377,960       $4.91         236,825      $12.96       113,832       $20.70
                                   =========       =====       =========      ======       =======       ======
Weighted average fair value of
  options granted during the
  year...........................                  $4.68                      $ 3.01                     $ 4.16
                                                   =====                      ======                     ======

                          MOSSIMO, INC. AND SUBSIDIARY

12. STOCKHOLDERS' EQUITY (CONTINUED)
    Outstanding stock options for the Plans at December 31, 1999 consist of the following:

                              OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                        --------------------------------   -------------------
                                    WEIGHTED
                                     AVERAGE    WEIGHTED              WEIGHTED
      RANGE OF                      REMAINING   AVERAGE               AVERAGE
   EXERCISE PRICES       SHARES       LIFE       PRICE      SHARES     PRICE
---------------------   ---------   ---------   --------   --------   --------
  $2.00-$5.00             957,850       8.8     $  3.26    301,400     $3.57
  $7.00-$9.00              82,500       7.6        8.38     57,250      8.69
  $9.01-$18.00             66,910       8.4       11.85     19,310     14.75
                        ---------     -----     -------    -------     -----
                        1,107,260       8.7     $  4.16    377,960     $4.91
                        =========     =====     =======    =======     =====

    The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 1999, 1998 and 1997 assuming risk-free interest rates of 5.75%, 5.29% and 5.75%, respectively; volatility of 99%, 141% and 106%, respectively; zero dividend yield; and expected lives of five years for all periods. In accordance with APB Opinion No. 25, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock.

    As of December 31, 1999 there were 581,540 shares of common stock under the Plans that were available for future grant.

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

    In connection with the execution of the Stock Option Agreements, the Company and Mossimo Giannulli entered into (i) a Contribution Agreement dated as of November 30, 1998, pursuant to which Mr. Giannulli has agreed to contribute to the Company a number of shares of common stock equal to the aggregate number of shares of common stock to be issued by the Company upon Mr. Lewis' exercise of the Lewis Options and (ii) an Escrow Agreement dated as of November 30, 1998, pursuant to which

                          MOSSIMO, INC. AND SUBSIDIARY

12. STOCKHOLDERS' EQUITY (CONTINUED)
Mr. Giannulli agreed to place 6,186,111 shares of common stock in an escrow account pending Mr. Lewis' exercise of the Lewis Options (together, the "Funding Agreements"). Mr. Giannulli entered into the Funding Agreements for no consideration payable by the Company.

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

    The Lewis Options have a weighted average remaining life of 17.4 years. The fair value of each option is $2.86 and was estimated as of the grant date using the Black-Scholes option-pricing model assuming a risk-free interest rate of 5.29% volatility of 141%, zero dividend yield and an expected life of seven years.

    As of December 31, 1999, 5,436,111 options were exercisable. There are no remaining shares available for grant under the Lewis Plan. On March 28, 2000, Edwin Lewis resigned from his positions as President, Chief Executive Officer and Director of the Company. In connection with his resignation, Mossimo Giannulli was appointed as President and Chief Executive Officer of the Company, all options granted under the Lewis Plan were canceled and the Lewis Plan and the related Funding Agreements were terminated.

    If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net loss and net loss per share would have resulted in the approximate pro forma amounts indicated below for the years ended December 31, 1999, 1998 and 1997:

                                                           1999        1998        1997
                                                         ---------   ---------   ---------
                                                          (IN THOUSANDS EXCEPT PER SHARE)
Actual net loss........................................  $(12,941)   $(13,798)   $(18,736)
Pro forma net loss.....................................   (14,352)    (28,827)    (19,113)
Actual net loss per share:
  Basic and diluted....................................  $  (0.86)   $  (0.92)   $  (1.25)
Pro forma net loss per share:
  Basic and diluted....................................  $  (0.95)   $  (1.92)   $  (1.27)

                          MOSSIMO, INC. AND SUBSIDIARY

13. VALUATION AND QUALIFYING ACCOUNTS

    Changes in the allowance for doubtful accounts, allowance for sales returns and markdowns and lease restructuring reserve for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                                           ADDITIONS
                                             BALANCE AT   CHARGED TO                   BALANCE AT
                                             BEGINNING     COSTS AND                      END
                                             OF PERIOD     EXPENSES      DEDUCTIONS    OF PERIOD
                                             ----------   -----------   ------------   ----------
Year ended December 31, 1999:
  Allowance for doubtful accounts..........  $  696,000   $    79,000   $   (188,000)  $  587,000
  Allowance for sales returns and
    markdowns..............................   1,216,000    16,748,000     (8,601,000)   9,363,000
  Allowance for lease restructuring........     199,000            --       (199,000)          --
Year ended December 31, 1998:
  Allowance for doubtful accounts..........  $  891,000   $   419,000   $   (614,000)  $  696,000
  Allowance for sales returns and
    markdowns..............................   2,491,000     4,162,000     (5,437,000)   1,216,000
  Allowance for lease restructuring........          --     3,792,000     (3,593,000)     199,000
Year ended December 31, 1997:
  Allowance for doubtful accounts..........  $  700,000   $   406,000   $   (215,000)  $  891,000
  Allowance for sales returns and
    markdowns..............................   1,165,000    11,578,000    (10,252,000)   2,491,000

14. RELATED PARTY TRANSACTIONS

    In October 1998, the Company entered into a lease agreement for a facility in Santa Monica, California with 3002 Pennsylvania Avenue, LLC, of which
Mr. Giannulli is a partner. The Company intended to open a design studio in the facility, however, due to management changes within the Company, these plans were terminated. During 1999, the Company entered into a sublease agreement with a third party. The lease and sublease agreements have concurrent termination dates. The annual rent obligation under the lease for the facility is approximately $77,000.

    On November 30, 1998, in connection with the transactions associated with the appointment of Edwin Lewis as President, Chief Executive Officer and Director of the Company, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with Mossimo Giannulli and Edwin Lewis. Pursuant to the Registration Rights Agreement, the Company granted each of Mr. Giannulli and Mr. Lewis limited demand registration rights to facilitate the resale of certain securities owned by them and certain piggyback rights to sell their securities in connection with certain offerings of securities of the Company.