Form 10-K/A
period 1999-12-31
MOSSIMO INC
filed 2000-04-17
CIK 1005181

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

 10.10                  Registration Rights Agreement, dated as of November 30,
                        1998, by and among the Registrant, Edwin Lewis and Mossimo
                        Giannulli(9)

 10.11 Contribution Agreement dated as of November 30, 1998, between the Registrant and Mossimo Giannulli(7)

 10.12 Mossimo License Agreement, dated as of March 28, 2000, between the Registrant and Target Stores, a division of Target Corporation(10)

 10.13                  Cherokee-Mossimo Finders Agreement dated March 27, 2000
                        between the Registrant and Cherokee Inc.(10)

 10.14                  Endorsement Agreement, dated January 1, 2000, between the
                        Registrant and David Duval Enterprises, Inc.(11)

 10.15                  Separation Agreement and Release, dated as of March 28,
                        2000, by and among the Registrant, Edwin Lewis and Mossimo
                        Giannulli

 10.16                  Stock Option Termination Agreement, dated as of March 28,
                        2000, by and among the Registrant, Edwin Lewis and Mossimo
                        Giannulli(11)

 23.1                   Consent of Independent Public Accountants--Arthur Andersen
                        LLP(11)

 27                     Financial Data Schedule(11)

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

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

(7) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 8, 1998.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999.

(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated March 28, 2000.

(11) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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