Form 10-Q
period 2000-03-31
MOSSIMO INC
filed 2000-05-15
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Common Stock, par value                        15,080,042
          $.001 per share                   (Outstanding on May 9, 2000)
              (Class)

                            Exhibit Index on Page 15

                          MOSSIMO, INC. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                                     PAGE
PART I - FINANCIAL INFORMATION                                                                       ----
ITEM 1 - Financial Statements:
Condensed consolidated balance sheets as of March 31, 2000 (unaudited) and December 31, 1999........   2
Condensed consolidated statements of operations for the three months
    ended March 31, 2000 and 1999 (unaudited) ......................................................   3
Condensed consolidated statements of cash flows for the three months
    ended March 31, 2000 and 1999 (unaudited) ......................................................   4
Notes to condensed consolidated financial statements ...............................................   5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations .....   9

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk .................................  12


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings .........................................................................  13
ITEM 6 - Exhibits and Reports on Form 8-K ..........................................................  13


SIGNATURES .........................................................................................  14


INDEX TO EXHIBITS ..................................................................................  15

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            2000        1999
                                                                                         ---------    --------
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash ...............................................................................   $    316    $    473
  Accounts receivable, net ...........................................................        762         787
  Due from factor, net ...............................................................      2,529        --
  Inventories ........................................................................      3,536       5,682
  Prepaid expenses and other current assets ..........................................      1,000         502
                                                                                         --------    --------
    Total current assets .............................................................      8,143       7,444

PROPERTY AND EQUIPMENT, net ..........................................................        512       3,097

OTHER ASSETS .........................................................................        195         195
                                                                                         --------    --------
                                                                                         $  8,850    $ 10,736
                                                                                         ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Due to factor, net..................................................................   $   --      $  1,298
  Line of credit .....................................................................      8,029       2,135
  Accounts payable ...................................................................      3,629       3,178
  Accrued liabilities ................................................................      3,215       1,290
  Current portion of long-term debt ..................................................          7           8
  S distribution note ................................................................        215         215
                                                                                         --------    --------
    Total current liabilities ........................................................     15,095       8,124

DEFERRED ROYALTY INCOME ..............................................................        213         213

LONG-TERM DEBT, net of current portion ...............................................          1           3

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ..................................................       --          --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,080,042 - March 31, 2000
    and 15,077,253 - December 31, 1999 ...............................................         15          15
  Additional paid-in capital .........................................................     38,223      38,126
  Accumulated deficit ................................................................    (44,697)    (35,745)
                                                                                         --------    --------
    Total stockholders' equity (deficit) .............................................     (6,459)      2,396
                                                                                         --------    --------
                                                                                         $  8,850    $ 10,736
                                                                                         ========    ========

     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                ----------------------
                                                  2000          1999
                                                --------      --------
                                                       (UNAUDITED)

Net sales .................................     $ 18,100      $  8,286
Cost of sales .............................       13,890         6,278
                                                --------      --------
    Gross profit ..........................        4,210         2,008
Royalty income, net .......................        1,448         1,308
                                                --------      --------
                                                   5,658         3,316
                                                --------      --------

OPERATING EXPENSES:
    Selling, general and administrative ...       10,326         4,733
    Restructuring .........................        4,055          --
                                                --------      --------

        Total operating expenses ..........       14,381         4,733
                                                --------      --------
Operating loss ............................       (8,723)       (1,417)
                                                --------      --------

OTHER EXPENSE:
    Other, net ............................         --              (3)
    Interest, net .........................         (229)         (131)
                                                --------      --------
        Net other expense .................         (229)         (134)
                                                --------      --------
Net loss ..................................     $ (8,952)     $ (1,551)
                                                ========      ========

Net loss per common share:
    Basic and diluted .....................     $  (0.59)     $  (0.10)
                                                ========      ========

Weighted average common shares outstanding:
    Basic and diluted .....................       15,079        15,021
                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                               --------------------
                                                                                 2000         1999
                                                                               -------      -------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................................     $(8,952)     $(1,551)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ........................................         317          340
    Write-down of property and equipment .................................       2,291         --
    Provision for doubtful receivables ...................................       4,058           20
    Restructuring charge .................................................       1,764         --
    Deferred royalty income ..............................................        --            (37)
    Non-cash compensation expense ........................................          75           75
    Changes in:
        Accounts receivable, net .........................................         (83)         400
        Due from/to factor, net ..........................................      (7,777)      (2,218)
        Inventories ......................................................       2,146        1,871
        Refundable taxes .................................................        --            171
        Prepaid expenses and other current assets ........................        (498)        (145)
        Other assets .....................................................        --             36
        Accounts payable .................................................         451            4
         Accrued liabilities .............................................         161         (209)
         S distribution note .............................................        --             (6)
                                                                               -------      -------
         Net cash used in operating activities ...........................      (6,047)      (1,249)
                                                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITITES:
Payments for acquisition of property and equipment .......................         (23)         (55)
                                                                               -------      -------
        Net cash used in investing activities ............................         (23)         (55)
                                                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit .............................................       5,894        1,343
Proceeds from issuance of common stock ...................................          22          110
Repayment of long-term debt ..............................................          (3)          (8)
                                                                               -------      -------
        Net cash provided by financing activities ........................       5,913        1,445
                                                                               -------      -------

NET INCREASE (DECREASE) IN CASH ..........................................        (157)         141
CASH, beginning of period ................................................         473          176
                                                                               -------      -------
CASH, end of period ......................................................     $   316      $   317
                                                                               =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest .............................     $   237      $   135
                                                                               =======      =======


     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Organization and Accounting Policies

     DESCRIPTION OF BUSINESS - On March 28, 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing agreement (the "Target Agreement") with Target Corporation (Target). Under terms of the Target Agreement, Target will have the exclusive United States license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under existing Mossimo licensing arrangements. The Target licensed product line will initially include men's and women's apparel and is scheduled to be launched in February 2001. This licensed product line may be expanded to include all soft line categories, fragrances, other accessories and house wares.

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

     GOING CONCERN MATTERS - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since the year ending December 31, 1996, the Company has experienced a significant decline in revenues, resulting in operating losses, negative cash flow and a working capital deficit. As of March 31, 2000, the Company was in violation of one covenant of its credit facility that is used to fund operations.

     In response to these declining financial conditions, the Company began cost cutting measures during the latter part of 1997 and restructured its management team in the fourth quarter of 1998. Despite these efforts, the Company reported an operating loss for the year ended December 31, 1999 and the quarter ended March 31, 2000.

     Under the Target Agreement, Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Target Agreement is subject to early termination under certain circumstances.

     As a result of entering into the Target Agreement, management will be implementing several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes will include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales and continuation of operating losses and negative cash flows. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company recorded a restructuring charge of approximately $4.1 million during the quarter ended March 31, 2000 as a result of the foregoing changes to its business (Note 3).

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

     PRINCIPLES OF CONSOLIDATION - The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 on Form 10-K.

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of March 31, 2000 and December 31, 1999, the consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation.

     SEGMENT AND GEOGRAPHIC INFORMATION - The Company operates in one principal business segment across domestic and international markets. International sales are primarily made through the Company's licensees in their respective territories.

     EARNINGS (LOSS) PER SHARE - The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. For the three months ended March 31, 2000 and 1999, there was no dilution from outstanding options. Potential dilution from outstanding stock options as of March 31, 2000 and 1999 was 359,000 and 706,000 shares, respectively.

     During 1998, the Company issued stock options to Edwin Lewis, former President and Chief Executive Officer, under the Stock Option Plan for Edwin Lewis (the "Lewis Plan"). In the event of exercise of options issued under the Lewis Plan, the shares of common stock to be issued were to be contributed to the Company by Mossimo Giannulli, Chairman of the Board, President and Chief Executive Officer, under a Contribution Agreement. Accordingly, these shares are included in basic weighted average shares outstanding as of March 31, 2000 and 1999. On March 28, 2000, Edwin Lewis resigned from his positions as President, Chief Executive Officer and Director of the Company. In connection with his resignation, Mossimo Giannulli was appointed as President and Chief Executive Officer of the Company, all options granted under the Lewis Plan were canceled and the Lewis Plan and Contribution Agreement were terminated.

     COMPREHENSIVE INCOME (LOSS) - As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There are no items of comprehensive income (loss) that the Company is required to report.

2.   CREDIT FACILITY

     The Company's current credit facility includes a $15.0 million revolving credit line, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 1.0%. Borrowings are limited to 50% of eligible inventory and 85% of eligible receivables. The facility also allows for up to approximately $6.0 million in letters of credit. As of March 31, 2000, the Company was in violation of one covenant of its credit facility.

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

3.   RESTRUCTURING

     As a result of entering into the Target Agreement, a restructuring of the Company's business was initiated during the quarter ended March 31, 2000. This resulted in a charge of approximately $4.1 million which included (i) a write-down of property and equipment of approximately $2.3 million; (ii) an accrual for lease obligations of approximately $1.1 million and (iii) severance expense of approximately $636,000.

4.   COMMITMENTS AND CONTINGENCIES

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

     On March 20, 2000, District Court Judge Gary L. Taylor approved a $13.0 million settlement of the State Actions and Federal Action. There were no objections to the settlement. The settlement was funded by the Company's insurance coverage, a portion of which the Company obtained during the second quarter of 1999. On April 19, 2000, the settlement became final.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Net sales increased to $18.1 million during the first quarter of 2000 from $8.3 million in the corresponding quarter in 1999. Net sales of the men's and women's lines, which represented 99% of the Company's net sales for the three months ended March 31, 2000, increased to $17.9 million in the first quarter of 2000 from $8.0 million in the corresponding quarter in 1999. The increase in net sales of the men's and women's lines in 2000 was primarily due to additional business with new customers as a result of the Company's broader product lines and focused sales efforts during the first quarter of 2000.

     Gross profit increased to $4.2 million during the first quarter of 2000 from $2.0 million in the corresponding quarter in 1999. Gross profit as a percentage of net sales decreased to 23% during the first quarter of 2000 from 24% in the corresponding quarter in 1999. The decrease was primarily due to increased inventory write-downs during the first quarter of 2000, partially offset by better inventory management and increased men's and women's regular-priced sales during the first quarter of 2000 as compared to the first quarter of 1999.

     Royalty income increased to $1.4 million in the first quarter of 2000 from $1.3 million in the corresponding quarter in 1999. The increase was primarily due to increased royalties from some of the Company's domestic licensees, which were offset in part by reduced royalties from some of the Company's foreign licensees.

     Operating expenses increased to $14.4 million in the first quarter of 2000 from $4.7 million in the corresponding quarter of 1999.

     Selling, general and administrative expenses increased to $10.3 million in the first quarter of 2000 from $4.7 million in the corresponding quarter of 1999. This increase was primarily due to an increased provision for doubtful receivables, additional legal and professional services expenses and additional marketing expenditures.

     On March 28, 2000, the Company entered into the Target Agreement under which Target will have the exclusive right to use certain of the Company's United States trademarks in connection with the design, manufacture and sale of selected products in the United States. Under this agreement, Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Target Agreement is subject to early termination under certain circumstances.

     As a result of entering into the Target Agreement, a restructuring of the Company's business was initiated during the first quarter of 2000. Management will be implementing several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes will include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company anticipates implementing the majority of these changes by the end of 2000. Accordingly, the Company will realize a reduction in selling, general and administrative expenses. Due to the broad changes to the Company's operations, the reduction cannot be quantified at this time.

     During the first quarter of 2000, the Company recorded a restructuring charge of approximately $4.1 million as a result of the changes to the Company's business described above. This charge included (i) a write-down of property and equipment of approximately $2.3 million; (ii) an accrual for lease obligations of approximately $1.1 million and (iii) severance expense of approximately $636,000. Total operating expenses for the first quarter of 2000, excluding the restructuring charge, were $10.3 million compared to total operating expenses for the first quarter of 1999 of $4.7 million.

     The Company had net interest expense of $229,000 in the first quarter of 2000 compared to net interest expense of $131,000 in the corresponding quarter in 1999. The increase was due to increased interest expense corresponding to increased borrowings on the Company's line of credit during the first quarter of 2000 as compared to the first quarter of 1999.

     The Company recorded no tax benefit in the three months ended March 31, 2000 and 1999 as a result of its pretax loss. Losses for the three months ended March 31, 2000 and 1999 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund its working capital needs related to inventories and accounts receivable. Net cash used in operating activities totaled approximately $6.0 million for the three months ended March 31, 2000. Cash used in operating activities was comprised primarily of the Company's net loss of $9.0 million, an increase of $7.9 million in receivables and an increase of $498,000 in prepaid expenses and other current assets, offset by a provision for doubtful receivables of $4.1 million, a write-down of property and equipment of $2.3 million, a restructuring charge of $1.8 million, a $2.1 million reduction in inventory, a $612,000 increase in accounts payable and accrued liabilities and depreciation and amortization expense of $317,000. At March 31, 2000, working capital (deficit) was approximately ($7.0) million as compared to ($680,000) at December 31, 1999. The decrease in working capital is primarily due to a $5.9 million increase in the Company's line of credit, a $2.4 million increase in accounts payable and accrued liabilities and a $2.1 million decrease in inventory, partially offset by a $3.8 million increase in accounts receivable and a $498,000 increase in prepaid expenses and other current assets during the three months ended March 31, 2000.

     Since the year ending December 31, 1996, the Company has experienced a significant decline in revenues, resulting in operating losses, negative cash flow and a working capital deficit. As of March 31, 2000, the Company was in violation of one covenant of its credit facility that is used to fund operations.

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

     As a result of entering into the Target Agreement, management will be implementing several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes will include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales and continuation of operating losses and negative cash flows. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company recorded a restructuring charge of approximately $4.1 million during the quarter ended March 31, 2000 as a result of the foregoing changes to its business.

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

SEASONALITY

     The Company's business is impacted by general seasonal trends that are characteristic of the many companies in the apparel industry. However, due primarily to the declining sales experienced in 1997, 1998 and the first, second and fourth quarters of 1999, past quarterly sales and operating trends have not reflected the normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

FORWARD LOOKING INFORMATION

     This report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including the Company's ability to execute its new business strategy, the Company's ability to collect its outstanding receivables and obtain additional financing to meet its obligations, the demand for the Company's products in Target stores which have not traditionally sold the Company's products, changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors listed in "Risk Factors" in the Company's Form 10-K filing for the year ending December 31, 1999. Accordingly, undue reliance should not be placed on these forward-looking statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit and factoring agreement. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1.0% increase in interest rates occurring on April 1, 2000 would result in an increase in interest expense for the following 12 months of approximately $80,000.

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


ITEM 1 - LEGAL PROCEEDINGS (See Note 4 to Financial Statements)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are included herein:

              3.1      Certificate of Incorporation of the Company*

              3.2      Bylaws of the Company*

              27       Financial Data Schedule

         (b)  Reports on Form 8-K

              The Registrant filed a current report on Form 8-K on March 30, 2000 which related to the Company's license agreement with Target Corporation and the resignation of Edwin Lewis, the Company's former President and Chief Executive Officer.


         * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Mossimo, Inc.


May 15, 2000                       /s/ Mossimo Giannulli
                                   -----------------------------------------
                                       Mossimo Giannulli
                                       President and Chief Executive Officer


May 15, 2000                       /s/ Jody L. Love
                                   -----------------------------------------
                                       Jody L. Love
                                       Vice President of Finance
                                       (Principal Accounting Officer)

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