Form 10-Q
period 2000-06-30
MOSSIMO INC
filed 2000-08-14
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 (949) 797-0200
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Common Stock, par value                          15,080,042
            $.001 per share                   (Outstanding on August 7, 2000)
                (Class)

                            Exhibit Index on Page 17

                          MOSSIMO, INC. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                                                       Page
PART I - FINANCIAL INFORMATION                                                                                         ----

ITEM 1 - Financial Statements:
Condensed consolidated balance sheets as of June 30, 2000 (unaudited) and December 31, 1999........................     2

Condensed consolidated statements of operations for the three and six months
    ended June 30, 2000 and 1999 (unaudited) ......................................................................     3

Condensed consolidated statements of cash flows for the six months
    ended June 30, 2000 and 1999 (unaudited) ......................................................................     4

Notes to condensed consolidated financial statements ..............................................................     5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ....................     9

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk ................................................    14


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings ........................................................................................    15

ITEM 4 - Submission of Matters to a Vote of Security Holders ......................................................    15

ITEM 5 - Other Information ........................................................................................    15

ITEM 6 - Exhibits and Reports on Form 8-K .........................................................................    15


SIGNATURES ........................................................................................................    16


INDEX TO EXHIBITS .................................................................................................    17

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             JUNE 30,   DECEMBER 31,
                                                                                               2000        1999
                                                                                             --------    --------
                                                                                           (UNAUDITED)
                                                ASSETS

          CURRENT ASSETS:
            Cash .........................................................................   $    251    $    473
            Accounts receivable, net .....................................................        329         787
            Inventories ..................................................................         27       5,682
            Prepaid expenses and other current assets ....................................        485         502
                                                                                             --------    --------
              Total current assets .......................................................      1,092       7,444

          PROPERTY AND EQUIPMENT, net ....................................................        235       3,097

          OTHER ASSETS ...................................................................        134         195
                                                                                             --------    --------
                                                                                             $  1,461    $ 10,736
                                                                                             ========    ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

          CURRENT LIABILITIES:
            Due to factor, net ...........................................................   $    717    $  1,298
            Line of credit ...............................................................      4,680       2,135
            Accounts payable .............................................................      1,654       3,178
            Accrued liabilities ..........................................................      1,582       1,290
            Current portion of long-term debt ............................................          5           8
            S distribution note ..........................................................        255         215
                                                                                             --------    --------
              Total current liabilities ..................................................      8,893       8,124

          DEFERRED ROYALTY INCOME ........................................................        213         213

          LONG-TERM DEBT, net of current portion .........................................       --             3

          LONG-TERM PAYABLES .............................................................      1,652        --

          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred stock, par value $.001; authorized shares 3,000,000;
              no shares issued or outstanding ............................................       --          --
            Common stock, par value $.001; authorized shares 30,000,000;
              issued and outstanding 15,080,042 - June 30, 2000
              and 15,077,253 - December 31, 1999 .........................................         15          15
            Additional paid-in capital ...................................................     38,273      38,126
            Accumulated deficit ..........................................................    (47,585)    (35,745)
                                                                                             --------    --------
              Total stockholders' equity (deficit) .......................................     (9,297)      2,396
                                                                                             --------    --------
                                                                                             $  1,461    $ 10,736
                                                                                             ========    ========


     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS            SIX MONTHS
                                                           ENDED JUNE 30,          ENDED JUNE 30,
                                                          2000        1999        2000        1999
                                                        --------    --------    --------    --------
                                                            (UNAUDITED)             (UNAUDITED)
          Net sales .................................   $  6,018    $ 11,401    $ 24,118    $ 19,687
          Cost of sales .............................      7,118       7,334      21,008      13,612
                                                        --------    --------    --------    --------
              Gross profit ..........................     (1,100)      4,067       3,110       6,075
          Royalty income, net .......................        576         819       2,024       2,127
                                                        --------    --------    --------    --------
                                                            (524)      4,886       5,134       8,202
                                                        --------    --------    --------    --------

          OPERATING EXPENSES:
              Selling, general and administrative ...      3,271       4,097      13,597       8,830
              Non-cash insurance premium ............       --         6,100        --         6,100
              Restructuring .........................       (394)       --         3,661        --
              Vendor discounts ......................       (744)       --          (744)       --
                                                        --------    --------    --------    --------

                  Total operating expenses ..........      2,133      10,197      16,514      14,930
                                                        --------    --------    --------    --------
          Operating loss ............................     (2,657)     (5,311)    (11,380)     (6,728)
                                                        --------    --------    --------    --------

          OTHER EXPENSE:
              Other, net ............................       --          --          --            (3)
              Interest, net .........................       (231)       (164)       (460)       (295)
                                                        --------    --------    --------    --------
                  Net other expense .................       (231)       (164)       (460)       (298)
                                                        --------    --------    --------    --------
          Net loss ..................................   $ (2,888)   $ (5,475)   $(11,840)   $ (7,026)
                                                        ========    ========    ========    ========

          Net loss per common share:
              Basic and diluted .....................   $  (0.19)   $  (0.36)   $  (0.79)   $  (0.47)
                                                        ========    ========    ========    ========

          Weighted average common shares outstanding:
              Basic and diluted .....................     15,080      15,041      15,080      15,031
                                                        ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                       --------------------
                                                                                         2000        1999
                                                                                       --------    --------
                                                                                            (UNAUDITED)
          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss .................................................................   $(11,840)   $ (7,026)
          Adjustment to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization ........................................        417         686
              Write-down of property and equipment .................................      2,336        --
              Gain on disposition of property and equipment ........................       (151)       --
              Provision for doubtful receivables ...................................      4,729           5
              Restructuring charge .................................................      1,476        --
              Vendor discounts .....................................................       (744)       --
              Deferred royalty income ..............................................       --           (75)
              Non-cash compensation expense ........................................        125         150
              Non-cash insurance premium ...........................................       --         6,100
              Changes in:
                  Accounts receivable, net .........................................        294         (24)
                  Due from/to factor, net ..........................................     (5,146)     (6,477)
                  Inventories ......................................................      5,655       1,758
                  Refundable taxes .................................................       --           171
                  Prepaid expenses and other current assets ........................         17        (166)
                  Other assets .....................................................       --            36
                  Accounts payable .................................................        872         637
                  Accrued liabilities ..............................................     (1,123)       (470)
                  S distribution note ..............................................       --            (6)
                                                                                       --------    --------
                   Net cash used in operating activities ...........................     (3,083)     (4,701)
                                                                                       --------    --------

          CASH FLOWS FROM INVESTING ACTIVITITES:
          Proceeds from disposition of property and equipment ......................        327        --
          Payments for acquisition of property and equipment .......................        (27)       (160)
                                                                                       --------    --------
                  Net cash provided by (used in) investing activities ..............        300        (160)
                                                                                       --------    --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
          Net change in line of credit .............................................      2,545       4,645
          Proceeds from issuance of common stock ...................................         22         147
          Repayment of long-term debt ..............................................         (6)        (13)
                                                                                       --------    --------
                  Net cash provided by financing activities ........................      2,561       4,779
                                                                                       --------    --------

          NET DECREASE IN CASH .....................................................       (222)        (82)
          CASH, beginning of period ................................................        473         176
                                                                                       --------    --------
          CASH, end of period ......................................................   $    251    $     94
                                                                                       ========    ========

          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid during the period for interest .............................   $    476    $    302
                                                                                       ========    ========
              Non-cash acquisition of property and equipment .......................   $     40    $   --
                                                                                       ========    ========
              Reclassification of accounts payable to long-term payables ...........   $  1,652    $   --
                                                                                       ========    ========

     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS - On March 28, 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing agreement (the "Target Agreement") with Target Corporation ("Target"). Under terms of the Target Agreement, Target will have the exclusive United States license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under existing Mossimo licensing arrangements. The Target licensed product line will initially include men's and women's apparel and is scheduled to be launched in February 2001. This licensed product line may be expanded to include all soft line categories, fragrances, other accessories and house wares.

     The Target Agreement provides that the Company will contribute, and will cause Mossimo Giannulli, its President, Chief Executive Officer and principal designer, to contribute, design services and will have approval rights for product design and marketing and advertising materials. Target will collaborate on design and will be responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Under the Target Agreement, Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of the minimum guaranteed royalty amount, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

     The Company also licenses its trademarks for use in collections of eyewear, women's swimwear and bodywear and men's tailored suits and dress shirts. Currently, Mossimo has four additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States. Mossimo products are characterized by quality workmanship and are targeted towards the fashion conscious consumer generally age 30 or under.

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

     GOING CONCERN MATTERS - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since the year ended December 31, 1996, the Company has experienced a significant decline in revenues, resulting in operating losses, negative cash flow and a working capital deficit.

     In response to these declining financial conditions, the Company began cost cutting measures during the latter part of 1997 and restructured its management team in the fourth quarter of 1998. Despite these efforts, the Company reported an operating loss for the year ended December 31, 1999 and the six months ended June 30, 2000.

     Under the Target Agreement, Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances.

     As a result of entering into the Target Agreement, management has implemented and will continue to implement several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales and the continuation of operating losses and negative cash flows. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company recorded a restructuring charge of $3.7 million during the six months ended June 30, 2000 as a result of the foregoing changes to its business (Note 3).

     On May 16, 2000, an involuntary petition for Chapter 7 bankruptcy relief under the United States Bankruptcy Code was filed against the Company by three of its vendor creditors. The petition was dismissed on July 25, 2000 (Note 5).

     Due to the declining financial conditions and anticipated changes resulting from entering into the Target Agreement, prior to the filing of the involuntary bankruptcy petition, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has substantially completed its implementation of the creditor plan and recorded vendor discounts of $744,000 during the second quarter of 2000.

     In July 2000, the Company's credit facility was amended to provide for a $9.0 million revolving credit line which is collateralized by inventory, receivables, machinery and equipment and intangibles. The revolving credit line includes a $5.0 million personal guaranty by the Chairman of the Board, President and Chief Executive Officer. Advances under the amended agreement bear interest at the prime rate plus 1.5%. The revolving credit line shall be reduced at the rate of $1,000,000 per quarter beginning on June 1, 2001 and terminates on June 1, 2003.

     Due to the restructuring of the Company's business, potential difficulties in collecting accounts receivable and potential liabilities associated with disputed markdown reimbursements claimed by certain customers (Note 5), available borrowings under the current credit facility may not be adequate to meet the Company's obligations on a timely basis. Should the Company experience such shortfalls, efforts would need to be made to obtain additional funds which may not be available to the Company.

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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of June 30, 2000 and December 31, 1999, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000.

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

     EARNINGS (LOSS) PER SHARE - The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. For the three and six months ended June 30, 2000 and 1999, there was no dilution from outstanding options. Potential dilution from outstanding stock options for the three months ended June 30, 2000 and 1999 was 26,000 and 631,000 shares, respectively. Potential dilution from outstanding stock options for the six months ended June 30, 2000 and 1999 was 277,000 and 678,000 shares, respectively.

     During 1998, the Company issued stock options to Edwin Lewis, former President and Chief Executive Officer, under the Stock Option Plan for Edwin Lewis (the "Lewis Plan"). In the event of exercise of options issued under the Lewis Plan, the shares of common stock to be issued were to be contributed to the Company by Mossimo Giannulli, Chairman of the Board, President and Chief Executive Officer, under a Contribution Agreement. These shares are included in basic weighted average shares outstanding as of June 30, 2000 and 1999. On March 28, 2000, Edwin Lewis resigned from his positions as President, Chief Executive Officer and Director of the Company. In connection with his resignation, Mossimo Giannulli was appointed as President and Chief Executive Officer of the Company, all options granted under the Lewis Plan were canceled and the Lewis Plan and Contribution Agreement were terminated.

     COMPREHENSIVE INCOME (LOSS) - As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There are no items of comprehensive income (loss) that the Company is required to report.

2.   CREDIT FACILITY

     In July 2000, the Company's credit facility was amended to provide for a $9.0 million revolving credit line which is collateralized by inventory, receivables, machinery and equipment and intangibles. The revolving credit line includes a $5.0 million personal guaranty by the Chairman of the Board, President and Chief Executive Officer. Advances under the amended agreement bear interest at the prime rate plus 1.5%. The revolving credit line shall be reduced at the rate of $1,000,000 per quarter beginning on June 1, 2001 and terminates on June 1, 2003.

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

3.   RESTRUCTURING

     As a result of entering into the Target Agreement, a restructuring of the Company's business was initiated during the first quarter of 2000. This resulted in a charge during the six months ended June 30, 2000 of $3.7 million which included (i) a write-down of property and equipment of $2.3 million; (ii) an accrual for lease obligations of $611,000; (iii) severance expense of $601,000;
(iv) $203,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of ($151,000). During the six months ended June 30, 2000, the Company paid $444,000 for severance obligations.

4.   VENDOR DISCOUNTS

     Due to the declining financial conditions and anticipated changes resulting from entering into the Target Agreement, prior to the filing of the involuntary bankruptcy petition (Note 5), the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has substantially completed its implementation of the creditor plan and recorded vendor discounts of $744,000 during the second quarter of 2000.

5.   COMMITMENTS AND CONTINGENCIES

     On May 16, 2000, three vendor creditors of the Company, Caeco Enterprises, Inc., Pacific Apparel Resources, Inc. and Wilmar Concepts, filed a petition with the United States Bankruptcy Court for the Central District of California, Santa Ana Division, seeking to institute an involuntary bankruptcy proceeding against the Company under Chapter 7 of the United States Bankruptcy Code on the basis that the Company was not generally paying its debts as they became due. The petition was dismissed by the United States Bankruptcy Court on July 25, 2000.

     On January 23, 1997, plaintiff Chaile Steinberg filed a purported class action suit against the Company and certain other defendants on behalf of individuals who purchased the Company's common stock in the Company's initial public offering pursuant to the Company's registration statement and prospectus ("Prospectus"), dated February 22, 1996, and on the open market from February 22, 1996 through January 14, 1997 (the "Class Period"). On April 7, 1997, the plaintiffs Igor Glaudinov, Cara Debra Marks and Lois Burke filed a second related action against the same defendants. On September 23, 1997, James Frenkil filed a federal class action suit against the Company and certain other defendants. Each of the foregoing lawsuits alleged that defendants made false and misleading statements and intentionally concealed material negative information in the Prospectus and afterward during the Class Period. As disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, the Company reached a final settlement of all of these lawsuits on April 19, 2000. In connection with this settlement, plaintiffs and related parties received an aggregate of $13.0 million.

     Two of the Company's retail customers have demanded payment by the Company of certain alleged markdown reimbursements. The aggregate amount of these alleged reimbursements is approximately $3.5 million. The Company has disputed these alleged markdown reimbursements and intends to vigorously contest the customers' demands. No related provision has been recorded in the financial statements as of June 30, 2000.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Net sales decreased to $6.0 million during the second quarter of 2000 from $11.4 million in the corresponding quarter in 1999. Net sales of the men's and women's lines, which represented 91% of the Company's net sales for the three months ended June 30, 2000, decreased to $5.5 million in the second quarter of 2000 from $10.4 million in the corresponding quarter in 1999. The decrease in net sales was primarily due to the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement on March 28, 2000. Under the Target Agreement, Target will have the exclusive right to use certain of the Company's United States trademarks in connection with the design, manufacture and sale of selected products in the United States. The Target Agreement provides that Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances.

     Gross profit decreased to ($1.1) million during the second quarter of 2000 from $4.1 million in the corresponding quarter in 1999. Gross profit as a percentage of net sales decreased to (18%) in 2000 from 36% in 1999. The decrease was primarily due to the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement. This termination of certain operations substantially eliminated regular-priced sales of the Company's men's and women's lines during the second quarter of 2000.

     Royalty income decreased to $576,000 in the second quarter of 2000 from $819,000 in the corresponding quarter in 1999. The decrease was primarily due to decreased royalties from the Company's domestic licensees.

     Operating expenses decreased to $2.1 million in the second quarter of 2000 from $10.2 million in the corresponding quarter of 1999. This decrease is primarily attributable to a non-cash charge of $6.1 million recorded by the Company in the second quarter of 1999 as a result of the purchase of excess insurance coverage by the Company's President, Chief Executive Officer and principal stockholder for the benefit of the Company. This charge did not impact the Company's cash flow or total stockholders' equity position.

     Selling, general and administrative expenses decreased to $3.3 million in the second quarter of 2000 compared to $4.1 million in the corresponding quarter of 1999. This decrease was primarily due to reduced staffing levels and reduced rent and marketing expenditures, offset in part by an increased provision for doubtful receivables and increased legal and professional services expenses.

     As a result of entering into the Target Agreement, a restructuring of the Company's business was initiated during the first quarter of 2000. Management has implemented and will continue to implement several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company anticipates implementing the majority of these changes by the end of 2000. Accordingly, the Company expects to realize a reduction in selling, general and administrative expenses. Due to the broad changes to the Company's operations, the reduction cannot be quantified at this time.

     During the second quarter of 2000, the Company recorded a restructuring charge of ($394,000) as a result of the changes to the Company's business described above. This charge included (i) an adjustment to the accrual for lease obligations of ($518,000); (ii) a gain on disposal of property and equipment previously written down of ($151,000); (iii) an adjustment to severance expense of ($35,000); (iv) $203,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a write-down of property and equipment of $45,000.

     Due to the declining financial conditions and anticipated changes resulting from entering into the Target Agreement, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has substantially completed its implementation of the creditor plan and recorded vendor discounts of $744,000 during the second quarter of 2000.

     Total operating expenses for the second quarter of 2000, excluding the restructuring charge and vendor discounts, were $3.3 million compared to total operating expenses for the second quarter of 1999, excluding the non-cash insurance premium, of $4.1 million.

     The Company had net interest expense of $231,000 in the second quarter of 2000 compared to net interest expense of $164,000 in the corresponding quarter in 1999. The increase was due to increased borrowings on the Company's line of credit during the second quarter of 2000 as compared to the second quarter of 1999.

     The Company recorded no tax benefit in the three months ended June 30, 2000 and 1999 as a result of its pretax loss. Losses for the three months ended June 30, 2000 and 1999 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Net sales increased to $24.1 million during the six months ended June 30, 2000 from $19.7 million in the corresponding period in 1999. Net sales of the men's and women's lines, which represented 97% of the Company's net sales for the six months ended June 30, 2000, increased to $23.4 million in 2000 from $18.3 million in 1999. The increase in net sales was primarily due to additional business with new customers as a result of the Company's broader product lines and focused sales efforts during the first quarter of 2000, partially offset by the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement.

     Gross profit decreased to $3.1 million during the six months ended June 30, 2000 from $6.1 million in the corresponding period in 1999. Gross profit as a percentage of net sales decreased to 13% during the six months ended June 30, 2000 from 31% in the corresponding period in 1999. The decrease was primarily due to better inventory management and increased men's and women's regular-priced sales during the first quarter of 2000, partially offset by the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement. This termination of certain operations substantially eliminated regular-priced sales of the Company's men's and women's lines during the second quarter of 2000.

     Royalty income decreased to $2.0 million in the six months ended June 30, 2000 from $2.1 million in the corresponding period in 1999. The decrease was primarily due to decreased royalties from some of the Company's foreign licensees, which were offset in part by increased royalties from some of the Company's domestic licensees.

     Operating expenses increased to $16.5 million during the six months ended June 30, 2000 from $14.9 million in the corresponding period in 1999. Selling, general and administrative expenses increased to $13.6 million in the six months ended June 30, 2000 compared to $8.8 million during the corresponding period in 1999. This increase was primarily due to an increased provision for doubtful receivables, increased legal and professional services expenses and additional marketing expenditures, offset in part by reduced staffing levels and reduced rent expense.

     On March 28, 2000, the Company entered into the Target Agreement under which Target will have the exclusive right to use certain of the Company's United States trademarks in connection with the design, manufacture and sale of selected products in the United States. Under this agreement, Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances.

     As a result of entering into the Target Agreement, a restructuring of the Company's business was initiated during the first quarter of 2000. Management has implemented and will continue to implement several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company anticipates implementing the majority of these changes by the end of 2000. Accordingly, the Company expects to realize a reduction in selling, general and administrative expenses. Due to the broad changes to the Company's operations, the reduction cannot be quantified at this time.

     During the six months ended June 30, 2000, the Company recorded a restructuring charge of $3.7 million as a result of the changes to the Company's business described above. This charge included (i) a write-down of property and equipment of $2.3 million; (ii) an accrual for lease obligations of $611,000;
(iii) severance expense of $601,000; (iv) $203,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of ($151,000).

     Due to the declining financial conditions and anticipated changes resulting from entering into the Target Agreement, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has substantially completed its implementation of the creditor plan and recorded vendor discounts of $744,000 during the second quarter of 2000.

     During the second quarter of 1999, the Company's President, Chief Executive Officer and principal stockholder personally purchased excess insurance coverage for the benefit of the Company. Accordingly, this one-time, non-cash charge of $6.1 million is included in operating expenses for the six months ended June 30, 1999 with an offsetting credit to stockholders' equity. This charge did not impact the Company's cash flow or total stockholders' equity position.

     Total operating expenses for the six months ended June 30, 2000, excluding the restructuring charge and vendor discounts, were $13.6 million compared to total operating expenses for the six months ended June 30, 1999, excluding the non-cash insurance premium, of $8.8 million.

     The Company had net interest expense of $460,000 in the six months ended June 30, 2000 compared to net interest expense of $295,000 in the corresponding period in 1999. The increase is due to increased interest expense corresponding to increased borrowings on the Company's line of credit during the six months ended June 30, 2000 as compared to the corresponding period in 1999.

     The Company recorded no tax benefit in the six months ended June 30, 2000 and 1999 as a result of its pretax loss. Losses for the six months ended June 30, 2000 and 1999 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $3.1 million for the six months ended June 30, 2000. Cash used in operating activities was comprised primarily of the Company's net loss of $11.8 million, an increase of $4.9 million in receivables, a decrease of $1.1 million in accrued liabilities and vendor discounts of $744,000, offset by a $5.7 million reduction in inventory, a provision for doubtful receivables of $4.7 million, a write-down of property and equipment of $2.3 million, a restructuring charge of $1.5 million, a $872,000 increase in accounts payable and depreciation and amortization expense of $417,000. At June 30, 2000, working capital (deficit) was approximately ($7.8) million as compared to ($680,000) at December 31, 1999. The decrease in working capital is primarily due to a $5.7 million decrease in inventory and a $2.5 million increase in the Company's line of credit, partially offset by a $1.5 million decrease in accounts payable during the six months ended June 30, 2000.

     Since the year ended December 31, 1996, the Company has experienced a significant decline in revenues, resulting in operating losses, negative cash flow and a working capital deficit.

     On March 28, 2000, the Company entered into the Target Agreement under which Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances.

     As a result of entering into the Target Agreement, management has implemented and will continue to implement several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company will suffer the elimination of all wholesale and retail sales and the continuation of operating losses and negative cash flows. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company recorded a restructuring charge of $3.7 million during the six months ended June 30, 2000 as a result of the foregoing changes to its business.

     On May 16, 2000, an involuntary petition for Chapter 7 bankruptcy relief under the United States Bankruptcy Code was filed against the Company by three of its vendor creditors. The petition was dismissed on July 25, 2000.

     Due to the declining financial conditions and anticipated changes resulting from entering into the Target Agreement, prior to the filing of the involuntary bankruptcy petition, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has substantially completed its implementation of the creditor plan and recorded vendor discounts of $744,000 during the second quarter of 2000.

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

     In July 2000, the Company's credit facility was amended to provide for a $9.0 million revolving credit line which is collateralized by inventory, receivables, machinery and equipment and intangibles. The revolving credit line includes a $5.0 million personal guaranty by the Chairman of the Board, President and Chief Executive Officer. Advances under the amended agreement bear interest at the prime rate plus 1.5%. The revolving credit line shall be reduced at the rate of $1,000,000 per quarter beginning on June 1, 2001 and terminates on June 1, 2003.

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

     Due to the restructuring of the Company's business, potential difficulties in collecting accounts receivable and potential liabilities associated with disputed markdown reimbursements claimed by certain customers (see Note 5 to Financial Statements), available borrowings under the current credit facility may not be adequate to meet the Company's obligations on a timely basis. Should the Company experience such shortfalls, efforts would need to be made to obtain additional funds which may not be available to the Company.

     These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required and (c) ultimately attain profitability.

SEASONALITY

     The Company's business is impacted by general seasonal trends that are characteristic of the many companies in the apparel industry. However, due primarily to the declining sales experienced in 1997, 1998, the first, second and fourth quarters of 1999 and the second quarter of 2000, past quarterly sales and operating trends have not reflected the normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit and factoring agreement. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1.0% increase in interest rates occurring on July 1, 2000 would result in an increase in interest expense for the following 12 months of approximately $47,000.

      The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS (See Note 5 to Financial Statements)

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  Annual Meeting:

          The Annual Meeting of stockholders of Mossimo, Inc. was held on May 22, 2000.

     (b)  Election of Directors:

          The following Director nominees were elected at the Annual Meeting:

                           William R. Halford - Class II
                           Robert Martini - Class II

          The Directors whose terms of office continue are:

                           Mossimo Giannulli - Class I
                           John H. Stafford - Class III

     (c) The matters voted upon at the meeting and the results of the votes were as follows:

                                                                                               Shares
                                                                                             Abstaining
                                                                 Votes            Votes      and Broker
                                                                  For            Against      Non-Vote
                                                                  ---            -------      --------

          William R. Halford - Class II Director               14,920,166         59,385        -0-
          Robert Martini - Class II Director                   14,918,321         61,230        -0-

ITEM 5 - OTHER INFORMATION

     On May 25, 2000, trading of the Company's common stock under the symbol MGX, was suspended by the New York Stock Exchange. The Company's common stock was subsequently delisted by the New York Stock Exchange. On May 26, 2000, the Company's common stock commenced trading on the National Association of Securities Dealers Over-the-Counter Bulletin Board under the symbol MGXO.OB.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          3.1     Certificate of Incorporation of the Company*
          3.2     Bylaws of the Company*
          10.7.3  Amendment to the Financing Agreement dated July 25, 2000
          27      Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the three months ended June 30, 2000.

     * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)

                                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Mossimo, Inc.


    August 14, 2000                   /s/       MOSSIMO GIANNULLI
                                      ------------------------------------------
                                           Mossimo Giannulli
                                           President and Chief Executive Officer


    August 14, 2000                   /s/        JODY L. LOVE
                                      ------------------------------------------
                                           Jody L. Love
                                           Vice President of Finance
                                           (Principal Accounting Officer)

                                INDEX TO EXHIBITS


   Exhibit
   Number         Description
--------------------------------------------------------------------------------

     3.1          Certificate of Incorporation of the Company*

     3.2          Bylaws of the Company*

     10.7.3       Amendment to the Financing Agreement dated July 25, 2000

     27           Financial Data Schedule

     * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)