Form 10-Q
period 2000-09-30
MOSSIMO INC
filed 2000-11-14
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 1-14208

                                  MOSSIMO, INC.

             (Exact name of Registrant as specified in its charter)

                DELAWARE                                   33-0684524
     (State or other jurisdiction of                (I.R.S. Employer ID No.)
     incorporation or organization)

              2016 BROADWAY
        SANTA MONICA, CALIFORNIA                              90404
          (Address of principal                             (Zip Code)
           executive offices)

                                 (310) 460-0040
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value                           15,080,042
         $.001 per share                    (Outstanding on November 8, 2000)
             (Class)

                            Exhibit Index on Page 17

                          MOSSIMO, INC. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements:
Condensed consolidated balance sheets as of September 30, 2000 (unaudited) and December 31, 1999...   2
Condensed consolidated statements of operations for the three and nine months
    ended September 30, 2000 and 1999 (unaudited) .................................................   3
Condensed consolidated statements of cash flows for the nine months
    ended September 30, 2000 and 1999 (unaudited) .................................................   4
Notes to condensed consolidated financial statements ..............................................   5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ....   9

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk ................................  14


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings ........................................................................  15
ITEM 6 - Exhibits and Reports on Form 8-K .........................................................  15


SIGNATURES ........................................................................................  16


INDEX TO EXHIBITS .................................................................................  17

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                        2000           1999
                                                                      --------       --------
                                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash .........................................................      $    369       $    473
  Accounts receivable, net .....................................           212            787
  Inventories ..................................................          --            5,682
  Prepaid expenses and other current assets ....................           472            502
                                                                      --------       --------
    Total current assets .......................................         1,053          7,444

PROPERTY AND EQUIPMENT, net ....................................           283          3,097

OTHER ASSETS ...................................................           129            195
                                                                      --------       --------
                                                                      $  1,465       $ 10,736
                                                                      ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Due to factor, net ...........................................      $    784       $  1,298
  Line of credit ...............................................         6,594          2,135
  Accounts payable .............................................           809          3,178
  Accrued liabilities ..........................................         1,439          1,290
  Current portion of long-term debt ............................             4              8
  S distribution note ..........................................           255            215
  Current portion of deferred royalty income ...................           106           --
                                                                      --------       --------
    Total current liabilities ..................................         9,991          8,124

DEFERRED ROYALTY INCOME ........................................          --              213

LONG-TERM DEBT, net of current portion .........................          --                3

LONG-TERM PAYABLES .............................................         1,491           --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ............................          --             --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,080,042 - September 30, 2000
    and 15,077,253 - December 31, 1999 .........................            15             15
  Additional paid-in capital ...................................        38,273         38,126
  Accumulated deficit ..........................................       (48,305)       (35,745)
                                                                      --------       --------
    Total stockholders' equity (deficit) .......................       (10,017)         2,396
                                                                      --------       --------
                                                                      $  1,465       $ 10,736
                                                                      ========       ========

     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS             NINE MONTHS
                                               ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
                                                   (UNAUDITED)             (UNAUDITED)
Net sales .................................   $     32    $ 20,322    $ 24,150    $ 40,009
Cost of sales .............................         53      13,511      21,061      27,123
                                              --------    --------    --------    --------
    Gross profit ..........................        (21)      6,811       3,089      12,886
Royalty income, net .......................        299         672       2,323       2,799
                                              --------    --------    --------    --------
                                                   278       7,483       5,412      15,685
                                              --------    --------    --------    --------

OPERATING EXPENSES:

    Selling, general and administrative ...      1,384       6,134      14,981      14,964
    Non-cash insurance premium ............       --          --          --         6,100
    Restructuring .........................         10        --         3,538        --
    Vendor discounts, net .................        159        --          (452)       --
                                              --------    --------    --------    --------

        Total operating expenses ..........      1,553       6,134      18,067      21,064
                                              --------    --------    --------    --------
Operating income (loss) ...................     (1,275)      1,349     (12,655)     (5,379)
                                              --------    --------    --------    --------

OTHER INCOME (EXPENSE):

    Other, net ............................        750        --           750          (3)
    Interest, net .........................       (195)       (308)       (655)       (603)
                                              --------    --------    --------    --------
        Net other income (expense) ........        555        (308)         95        (606)
                                              --------    --------    --------    --------
Net income (loss) .........................   $   (720)   $  1,041    $(12,560)   $ (5,985)
                                              ========    ========    ========    ========

Net income (loss) per common share:

    Basic .................................   $  (0.05)   $   0.07    $  (0.83)   $  (0.40)
                                              ========    ========    ========    ========
    Diluted ...............................   $  (0.05)   $   0.07    $  (0.83)   $  (0.40)
                                              ========    ========    ========    ========

Weighted average common shares outstanding:

    Basic .................................     15,080      15,046      15,080      15,045
                                              ========    ========    ========    ========
    Diluted ...............................     15,080      15,672      15,080      15,045
                                              ========    ========    ========    ========


     See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FOR THE NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                             --------------------
                                                                               2000        1999
                                                                             --------    --------
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................................   $(12,560)   $ (5,985)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ........................................        466       1,028
    Write-down of property and equipment .................................      2,336        --
    Gain on disposition of property and equipment ........................       (154)       --
    Provision for doubtful receivables ...................................      4,730          49
    Restructuring charge .................................................      1,356        --
    Vendor discounts, net ................................................       (452)       --
    Deferred royalty income ..............................................       (107)       (112)
    Non-cash compensation expense ........................................        125         225
    Non-cash insurance premium ...........................................       --         6,100
    Changes in:

        Accounts receivable, net .........................................        410         507
        Due from/to factor, net ..........................................     (5,079)     (8,896)
        Inventories ......................................................      5,682       3,678
        Refundable taxes .................................................       --           171
        Prepaid expenses and other current assets ........................         30        (105)
        Other assets .....................................................          5          36
        Accounts payable .................................................       (426)        927
        Accrued liabilities ..............................................     (1,146)       (482)
        S distribution note ..............................................       --           (51)
                                                                             --------    --------
         Net cash used in operating activities ...........................     (4,784)     (2,910)
                                                                             --------    --------

 CASH FLOWS FROM INVESTING ACTIVITITES:

Proceeds from disposition of property and equipment ......................        329        --
Payments for acquisition of property and equipment .......................       (123)       (201)
                                                                             --------    --------
        Net cash provided by (used in) investing activities ..............        206        (201)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in line of credit .............................................      4,459       2,833
Proceeds from issuance of common stock ...................................         22         164
Repayment of long-term debt ..............................................         (7)        (17)
                                                                             --------    --------
        Net cash provided by financing activities ........................      4,474       2,980
                                                                             --------    --------

NET DECREASE IN CASH .....................................................       (104)       (131)
CASH, beginning of period ................................................        473         176
                                                                             --------    --------
CASH, end of period ......................................................   $    369    $     45
                                                                             ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest .............................   $    675    $    614
                                                                             ========    ========
    Non-cash acquisition of property and equipment .......................   $     40    $   --
                                                                             ========    ========
    Reclassification of accounts payable to long-term payables ...........   $  1,491    $   --
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

     The Company also licenses its trademarks for use in collections of eyewear and women's swimwear and bodywear. Currently, Mossimo has four additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States. Mossimo products are characterized by quality workmanship and are targeted towards the fashion conscious consumer generally age 30 or under.

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

     In response to these declining financial conditions, the Company began cost cutting measures during the latter part of 1997 and restructured its management team in the fourth quarter of 1998. Despite these efforts, the Company reported an operating loss for the year ended December 31, 1999 and the nine months ended September 30, 2000.

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

     As a result of entering into the Target Agreement, management has implemented and will continue to implement several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company has and will continue to suffer the elimination of all wholesale and retail sales and the continuation of operating losses and negative cash flows. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company recorded a restructuring charge of $3.5 million during the nine months ended September 30, 2000 as a result of the foregoing changes to its business (Note 3).

     On May 16, 2000, an involuntary petition for Chapter 7 bankruptcy relief under the United States Bankruptcy Code was filed against the Company by three of its vendor creditors. The petition was dismissed on July 25, 2000 (Note 5).

     Due to the declining financial conditions and anticipated changes resulting from entering into the Target Agreement, prior to the filing of the involuntary bankruptcy petition, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has substantially completed its implementation of the creditor plan and recorded vendor discounts of $917,000, offset by related professional fees of $465,000, during the second and third quarters of 2000.

     In July 2000, the Company's credit facility was amended to provide for a $9.0 million revolving credit line which is collateralized by inventory, receivables, machinery and equipment and intangibles. The revolving credit line includes a $5.0 million personal guaranty by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the amended agreement bear interest at the prime rate plus 1.5%. The revolving credit line shall be reduced at the rate of $1,000,000 per quarter beginning on June 1, 2001 and terminates on June 1, 2003.

     Due to the restructuring of the Company's business, potential difficulties in collecting accounts receivable, potential liabilities associated with disputed markdown reimbursements claimed by certain customers (Note 5) and potential liabilities to the Company's former warehouse facility landlord (Note
5), available borrowings under the current credit facility may not be adequate to meet the Company's obligations on a timely basis. Should the Company experience such shortfalls, efforts would need to be made to obtain additional funds which may not be available to the Company.

         These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required and (c) ultimately attain profitability. The Company has been advised by its independent public accountants that if the Company is unable to achieve the above objectives prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified as to the Company's ability to continue as a going concern.

     PRINCIPLES OF CONSOLIDATION - The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of September 30, 2000 and December 31, 1999, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000.

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

     EARNINGS (LOSS) PER SHARE - The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. For the three and nine months ended September 30, 2000 and 1999, there was no dilution from outstanding options. Potential dilution from outstanding stock options for the three months ended September 30, 2000 and 1999 was 12,000 and 627,000 shares, respectively. Potential dilution from outstanding stock options for the nine months ended September 30, 2000 and 1999 was 295,000 and 637,000 shares, respectively.

     During 1998, the Company issued stock options to Edwin Lewis, former President and Chief Executive Officer, under the Stock Option Plan for Edwin Lewis (the "Lewis Plan"). In the event of exercise of options issued under the Lewis Plan, the shares of common stock to be issued were to be contributed to the Company by Mossimo Giannulli, Chairman of the Board, President and Chief Executive Officer, under a Contribution Agreement. These shares are included in basic weighted average shares outstanding as of September 30, 2000 and 1999. On March 28, 2000, Edwin Lewis resigned from his positions as President, Chief Executive Officer and Director of the Company. In connection with his resignation, Mossimo Giannulli was appointed as President and Chief Executive Officer of the Company, all options granted under the Lewis Plan were canceled and the Lewis Plan and Contribution Agreement were terminated.

     COMPREHENSIVE INCOME (LOSS) - As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There are no items of comprehensive income (loss) that the Company is required to report.

2.   CREDIT FACILITY

     In July 2000, the Company's credit facility was amended to provide for a $9.0 million revolving credit line which is collateralized by inventory, receivables, machinery and equipment and intangibles. The revolving credit line includes a $5.0 million personal guaranty by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the amended agreement bear interest at the prime rate plus 1.5%. The revolving credit line shall be reduced at the rate of $1,000,000 per quarter beginning on June 1, 2001 and terminates on June 1, 2003.

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

3.   RESTRUCTURING

     As a result of entering into the Target Agreement, a restructuring of the Company's business was initiated during the first quarter of 2000. This resulted in a charge during the nine months ended September 30, 2000 of $3.5 million, which included (i) a write-down of property and equipment of $2.3 million; (ii) an accrual for lease obligations of $611,000; (iii) severance expense of $591,000; (iv) $93,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of ($154,000). During the three and nine months ended September 30, 2000, the Company paid $133,000 and $577,000, respectively, for severance obligations.

4.   VENDOR DISCOUNTS

     Due to the declining financial conditions and anticipated changes resulting from entering into the Target Agreement, prior to the filing of the involuntary bankruptcy petition (Note 5), the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has substantially completed its implementation of the creditor plan and recorded vendor discounts of $917,000, offset by related professional fees of $465,000, during the second and third quarters of 2000.

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

     Two of the Company's retail customers have demanded payment by the Company of certain alleged markdown reimbursements. The aggregate amount of these alleged reimbursements is approximately $3.5 million. The Company has disputed these alleged markdown reimbursements and intends to vigorously contest the customers' demands. Management is currently unable to estimate the ultimate outcome of this matter.

     The Company is the defendant in an action entitled THE IRVINE COMPANY V. MOSSIMO, INC., filed in the Superior Court of the State of California for the County of Orange on October 20, 2000. Plaintiff The Irvine Company alleges that it leased industrial warehouse space to the Company, and that the Company breached the lease by failing to pay rent and vacating the leased premises prior to the lease's expiration in 2007. The Irvine Company seeks damages of approximately $4.5 million, being the total of all rental payments through the expiration date, plus interest and costs. The Company intends to contest this action. No provision has been recorded in the financial statements as of September 30, 2000 in connection with this action. Management is currently unable to estimate the ultimate outcome of this matter.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net sales decreased to $32,000 during the third quarter of 2000 from $20.3 million in the corresponding quarter in 1999. The decrease in net sales was primarily due to the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement on March 28, 2000. Under the Target Agreement, Target will have the exclusive right to use certain of the Company's United States trademarks in connection with the design, manufacture and sale of selected products in the United States. The Target Agreement provides that Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances.

     Gross profit decreased to ($21,000) during the third quarter of 2000 from $6.8 million in the corresponding quarter in 1999. Gross profit as a percentage of net sales decreased to (66%) in 2000 from 34% in 1999. The decrease was primarily due to the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement. This termination of certain operations substantially eliminated regular-priced sales of the Company's men's and women's lines during the third quarter of 2000.

     Royalty income decreased to $299,000 in the third quarter of 2000 from $672,000 in the corresponding quarter in 1999. The decrease was primarily due to reduced royalties from some of the Company's foreign licensees.

     Operating expenses decreased to $1.6 million in the third quarter of 2000 from $6.1 million in the corresponding quarter of 1999. Selling, general and administrative expenses decreased to $1.4 million in the third quarter of 2000 compared to $6.1 million in the corresponding quarter of 1999. This decrease was primarily due to reduced staffing levels, reduced rent and marketing expenditures and decreased legal and professional services expenses.

     As a result of entering into the Target Agreement, a restructuring of the Company's business was initiated during the first quarter of 2000. Management has implemented and will continue to implement several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company has and will continue to suffer the elimination of all wholesale and retail sales. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company anticipates implementing the majority of these changes by the end of 2000. Accordingly, the Company expects to realize a reduction in selling, general and administrative expenses. Due to the broad changes to the Company's operations, the reduction cannot be quantified at this time.

     During the third quarter of 2000, the Company recorded a restructuring charge of $10,000 as a result of the changes to the Company's business described above. This charge included (i) $23,000 of legal and professional services expenses; (ii) an adjustment to severance expense of ($10,000) and
(iii) a gain on disposal of property and equipment previously written down of ($3,000).

     Due to the declining financial conditions and anticipated changes resulting from entering into the Target Agreement, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has substantially completed its implementation of the creditor plan and recorded vendor discounts of $173,000, offset by related professional fees of $332,000, during the third quarter of 2000.

     Total operating expenses for the third quarter of 2000, excluding the restructuring charge and vendor discounts, were $1.4 million compared to total operating expenses for the third quarter of 1999 of $6.1 million.

     During the third quarter of 2000, the Company recorded other income of $750,000 which represents additional royalties received in connection with the early termination of the Company's men's tailored suits and dress shirts license.

     The Company had net interest expense of $195,000 in the third quarter of 2000 compared to net interest expense of $308,000 in the corresponding quarter in 1999. The decrease was due to decreased borrowings on the Company's line of credit during the third quarter of 2000 as compared to the third quarter of 1999, offset in part by additional fees paid during the third quarter of 2000 associated with continuing the line of credit.

     The Company recorded no tax benefit in the three months ended September 30, 2000 and 1999 as a result of its pretax loss. Losses for the three months ended September 30, 2000 and 1999 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net sales decreased to $24.2 million during the nine months ended September 30, 2000 from $40.0 million in the corresponding period in 1999. Net sales of the men's and women's lines, which represented 97% of the Company's net sales for the nine months ended September 30, 2000, decreased to $23.4 million in 2000 from $38.4 million in 1999. The decrease in net sales was primarily due to the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement, partially offset by additional business with new customers as a result of the Company's broader product lines and focused sales efforts during the first quarter of 2000.

     Gross profit decreased to $3.1 million during the nine months ended September 30, 2000 from $12.9 million in the corresponding period in 1999. Gross profit as a percentage of net sales decreased to 13% during the nine months ended September 30, 2000 from 32% in the corresponding period in 1999. The decrease was primarily due to the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement, partially offset by better inventory management and increased men's and women's regular-priced sales during the first quarter of 2000. This termination of certain operations substantially eliminated regular-priced sales of the Company's men's and women's lines during the second and third quarters of 2000.

     Royalty income decreased to $2.3 million in the nine months ended September 30, 2000 from $2.8 million in the corresponding period in 1999. The decrease was primarily due to reduced royalties from some of the Company's foreign licensees.

     Operating expenses decreased to $18.1 million during the nine months ended September 30, 2000 from $21.1 million in the corresponding period in 1999. Selling, general and administrative expenses remained constant at $15.0 million during the nine months ended September 30, 2000 and the corresponding period in 1999. Selling, general and administrative expenses during the nine months ended September 30, 2000 as compared to the corresponding period in 1999 included an increased provision for doubtful receivables and increased legal and professional services expenses, offset in part by reduced staffing levels and reduced rent and marketing expenditures.

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

     As a result of entering into the Target Agreement, a restructuring of the Company's business was initiated during the first quarter of 2000. Management has implemented and will continue to implement several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company has and will continue to suffer the elimination of all wholesale and retail sales. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company anticipates implementing the majority of these changes by the end of 2000. Accordingly, the Company expects to realize a reduction in selling, general and administrative expenses. Due to the broad changes to the Company's operations, the reduction cannot be quantified at this time.

     During the nine months ended September 30, 2000, the Company recorded a restructuring charge of $3.5 million as a result of the changes to the Company's business described above. This charge included (i) a write-down of property and equipment of $2.3 million; (ii) an accrual for lease obligations of $611,000;
(iii) severance expense of $591,000; (iv) $93,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of ($154,000).

     Due to the declining financial conditions and anticipated changes resulting from entering into the Target Agreement, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has substantially completed its implementation of the creditor plan and recorded vendor discounts of $917,000, offset by related professional fees of $465,000, during the second and third quarters of 2000.

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

     Total operating expenses for the nine months ended September 30, 2000, excluding the restructuring charge and vendor discounts, were $15.0 million, and total operating expenses for the nine months ended September 30, 1999, excluding the non-cash insurance premium, were $15.0 million.

     During the nine months ended September 30, 2000, the Company recorded other income of $750,000 which represents additional royalties received in connection with the early termination of the Company's men's tailored suits and dress shirts license.

     The Company had net interest expense of $655,000 in the nine months ended September 30, 2000 compared to net interest expense of $603,000 in the corresponding period in 1999. The increase is due to increased interest expense corresponding to increased borrowings on the Company's line of credit and additional fees associated with continuing the line of credit during the nine months ended September 30, 2000 as compared to the corresponding period in 1999.

     The Company recorded no tax benefit in the nine months ended September 30, 2000 and 1999 as a result of its pretax loss. Losses for the nine months ended September 30, 2000 and 1999 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $4.8 million for the nine months ended September 30, 2000. Cash used in operating activities was comprised primarily of the Company's net loss of $12.6 million, a $5.1 million decrease in due from/to factor, net, a $1.1 million decrease in accrued liabilities, net vendor discounts of $452,000 and a $426,000 decrease in accounts payable, offset by a $5.7 million decrease in inventory, a provision for doubtful receivables of $4.7 million, a write-down of property and equipment of $2.3 million, a restructuring charge of $1.4 million, a $410,000 decrease in accounts receivable, net and depreciation and amortization expense of $466,000. At September 30, 2000, working capital (deficit) was approximately ($8.9) million as compared to ($680,000) at December 31, 1999. The decrease in working capital is primarily due to a $5.7 million decrease in inventory, a $4.5 million increase in the Company's line of credit, a $575,000 decrease in accounts receivable, net, a $149,000 increase in accrued liabilities and a $106,000 increase in current portion of deferred royalty income, partially offset by a $2.4 million decrease in accounts payable and a $514,000 decrease in due from/to factor, net during the nine months ended September 30, 2000.

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

     As a result of entering into the Target Agreement, management has implemented and will continue to implement several changes to the Company's operations during the period from March 28, 2000 to the commencement of royalty payments under the Target Agreement in May 2001 (the "Restructuring Period"). The most significant changes include a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company has and will continue to suffer the elimination of all wholesale and retail sales and the continuation of operating losses and negative cash flows. In addition, the Company may experience increased difficulties in collecting its accounts receivable and maintaining its licensing revenues. The Company recorded a restructuring charge of $3.5 million during the nine months ended September 30, 2000 as a result of the foregoing changes to its business.

     On May 16, 2000, an involuntary petition for Chapter 7 bankruptcy relief under the United States Bankruptcy Code was filed against the Company by three of its vendor creditors. The petition was dismissed on July 25, 2000.

     Due to the declining financial conditions and anticipated changes resulting from entering into the Target Agreement, prior to the filing of the involuntary bankruptcy petition, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has substantially completed its implementation of the creditor plan and recorded vendor discounts of $917,000, offset by related professional fees of $465,000, during the second and third quarters of 2000.

     Effective January 1, 2000, the Company entered into an endorsement agreement with David Duval, one of the world's top-ranked golfers, under which the Company is obligated to pay cash compensation. Future minimum commitments under this agreement are approximately $2.4 million payable in 2000, of which $800,000 was paid as of September 30, 2000, and $850,000 payable in each year from 2001 through 2003. This agreement also has certain performance provisions that allow for additional cash compensation.

     In July 2000, the Company's credit facility was amended to provide for a $9.0 million revolving credit line which is collateralized by inventory, receivables, machinery and equipment and intangibles. The revolving credit line includes a $5.0 million personal guaranty by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the amended agreement bear interest at the prime rate plus 1.5%. The revolving credit line shall be reduced at the rate of $1,000,000 per quarter beginning on June 1, 2001 and terminates on June 1, 2003.

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

     Effective August 1, 2000, the Company entered into a lease agreement for its principal office space in Santa Monica, California. Rent obligations under the lease agreement are approximately $9,000 per month for an initial term of three years.

     Due to the restructuring of the Company's business, potential difficulties in collecting accounts receivable, potential liabilities associated with disputed markdown reimbursements claimed by certain customers (Note 5 to Financial Statements) and potential liabilities to the Company's former warehouse facility landlord (Note 5 to Financial Statements), available borrowings under the current credit facility may not be adequate to meet the Company's obligations on a timely basis. Should the Company experience such shortfalls, efforts would need to be made to obtain additional funds which may not be available to the Company.

     These factors, among others, indicate that there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required and (c) ultimately attain profitability. The Company has been advised by its independent public accountants that if the Company is unable to achieve the above objectives prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified as to the Company's ability to continue as a going concern.

SEASONALITY

     The Company's business is impacted by general seasonal trends that are characteristic of the many companies in the apparel industry. However, due primarily to the declining sales experienced in 1997, 1998, the first, second and fourth quarters of 1999 and the second and third quarters of 2000, past quarterly sales and operating trends have not reflected the normal apparel industry seasonality. In future years, the Company expects that its sales may reflect greater seasonal trends.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit and factoring agreement. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1.0% increase in interest rates occurring on October 1, 2000 would result in an increase in interest expense for the following 12 months of approximately $66,000.

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

ITEM 1 - LEGAL PROCEEDINGS (See Note 5 to Financial Statements)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)    The following exhibits are included herein:

            3.1      Certificate of Incorporation of the Company*
            3.2      Bylaws of the Company*

            10.17    Lease, dated June 29, 2000, between the Registrant and
                     Lexington-Broadway Place, LLC
            27       Financial Data Schedule

     (b)    Reports on Form 8-K

            The Registrant did not file any reports on Form 8-K during the three months ended September 30, 2000.

      * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Mossimo, Inc.


         November 14, 2000                  /s/       MOSSIMO GIANNULLI
                                            ------------------------------------
                                                 Mossimo Giannulli
                                                 President and Chief Executive
                                                 Officer

         November 14, 2000                  /s/           JODY L. LOVE
                                            ------------------------------------
                                                 Jody L. Love
                                                 Vice President of Finance
                                                 (Principal Accounting Officer)

                                INDEX TO EXHIBITS

   Exhibit
   Number         Description
--------------------------------------------------------------------------------

     3.1      Certificate of Incorporation of the Company*

     3.2      Bylaws of the Company*

     10.17 Lease, dated July 29, 2000, between the Registrant and Lexington-Broadway Place, LLC

     27       Financial Data Schedule

     * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)