Form 10-K
period 2000-12-31
MOSSIMO INC
filed 2001-04-17
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(MARK ONE)



    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM               TO
                                          ------------     ------------

                         COMMISSION FILE NUMBER: 1-14208

                                   -----------

                                  MOSSIMO, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                33-0684524
     (State or other jurisdiction of              (I.R.S. Employer ID No.)
     incorporation or organization)
             2016 BROADWAY                               90404
        SANTA MONICA, CALIFORNIA                       (Zip Code)
(Address of principal executive offices)


                                 (310) 460-0040
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference and Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant at April 10, 2001 was approximately $15,840,000.

The registrant had 15,246,042 shares of common stock, par value $.001 per share outstanding at April 10, 2001.

Documents Incorporated by Reference (To the Extent Indicated Herein): Portions of the Definitive Proxy Statement for the 2001 Annual Meeting (in Part III)

ITEM 1 - BUSINESS

GENERAL

         DESCRIPTION OF BUSINESS - On March 28, 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing agreement (the "Target Agreement") with Target Corporation ("Target"). Under terms of the Target Agreement, Target has the exclusive United States license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under previously existing Mossimo licensing arrangements. The Target licensed product line includes men's, women's, boy's and girl's apparel and footwear, home textiles, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves. Mossimo's Spring 2001 line was launched in Target's stores in the Fall of 2000 and its Summer 2001 line is expected to be launched in April 2001.

         Under the Target Agreement, the Company and Mossimo Giannulli, its President, Chief Executive Officer and principal designer, contribute design services and the Company has approval rights for product design and marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning February 1, 2001, of approximately $27.8 million over the initial three-year term of the agreement, which expires on January 31, 2004. Target paid royalties due on net sales achieved in the period prior to February 1, 2001 based on percentages defined in the Target Agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of the minimum guaranteed royalty amount, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

         In addition to the Target Agreement, the Company also licenses its trademarks to third party licensees for use in collections of eyewear and women's swimwear and bodywear sold in Target stores in the United States. Currently, Mossimo has five additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States. Mossimo products are characterized by quality workmanship and are targeted towards the fashion conscious consumer generally age 30 or under.

         Prior to entering into the Target Agreement, the Company's primary line of business was designing, sourcing and marketing a lifestyle collection of designer men's and women's sportswear and activewear, including knit and woven shirts, outerwear, denim and related products, dresses, pants, sweatshirts, tee-shirts and shorts. The products were distributed to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as one signature retail store and one outlet store in Southern California. In connection with the Target Agreement, the Company restructured its operations. Currently, the Company operates as a licensor and contributes design services to Target, but it does not manufacture, source or directly market its products.

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

PRODUCTS

         The Company has licensed the rights to manufacture and distribute collections of men's, women's, boy's and girl's apparel and footwear, home textiles, cosmetics eyewear, women's swimwear and bodywear and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves bearing its trademarks and utilizing designs approved by the Company. Currently, Mossimo has five additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States.

         Prior to entering into the Target Agreement, the Company's primary line of business was designing, sourcing and marketing collections of men's and women's apparel, including knit and woven tops, outerwear, denim and related products, dresses, pants, sweatshirts, tee-shirts and shorts. The Company discontinued its Moss line, which consisted of activewear products, in 1998. The Company also discontinued its Optics line in 1998 and entered into a license agreement for the production and distribution of eyewear in 1999. As a result of the Target Agreement, the Company discontinued sourcing, production and sales activities, and its ongoing operations have been limited to design and other activities specified in its license agreements. The following table sets forth the components of the Company's net sales by product for the periods indicated:

                                              YEARS ENDED DECEMBER 31,
                                      2000               1999               1998
                                      ----               ----               ----
                               NET SALES    %     NET SALES    %     NET SALES    %
                               --------  ------   --------  ------   --------  ------
                                             (NET SALES IN THOUSANDS)
Men's and Women's Apparel...   $23,353    96.7%   $45,101    95.2%   $36,529    80.6%
Moss Line ..................        --     0.0         --     0.0      2,346     5.2
Optics Line ................        --     0.0        546     1.1      1,742     3.8
Other (1) ..................       797     3.3      1,746     3.7      4,693    10.4
                               --------  ------   --------  ------   --------  ------

Total ......................   $24,150   100.0%   $47,393   100.0%   $45,310   100.0%
                               ========  ======   ========  ======   ========  ======

(1) Other is comprised primarily of: sales by the Company's retail stores; sales by the Company's screen printing subsidiary (discontinued in 1998); and sales of fabric, trim, merchandising supplies and fixtures to certain of the Company's licensees.

         MEN'S AND WOMEN'S APPAREL. The Company's men's and women's lines encompass a variety of products, including: knit and woven tops, including polo shirts and collared, button-down shirts; outerwear, including sweaters and jackets; denim and related products, including jeans, shirts and jackets; dresses; pants; screenprinted and embroidered sweatshirts and tee-shirts; and shorts. In March 2000, the Company entered into the Target Agreement under which it licensed to Target the right to produce and distribute its men's and women's apparel lines in the United States. The initial Target licensed product lines were launched in Target's stores in the Fall of 2000 and, in addition to men's and women's apparel, include boy's and girl's apparel and footwear, home textiles, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

         OPTICS LINE. The Company's Optics line, comprised of high quality men's and women's sunglasses, was discontinued in 1998. In June 1999, the Company signed an exclusive license agreement with the Marcolin Group for the production and distribution of the Mossimo line of eyewear, including sunglasses, sport glasses and optical frames. This agreement was amended in December 2000 to permit Target to sell Mossimo branded eyewear in Target stores. Marcolin continues to sell Mossimo branded eyewear through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores.

         WOMEN'S SWIMWEAR AND BODYWEAR. The Mossimo line of women's swimwear and bodywear is manufactured and distributed through Target stores in the United States through an exclusive license agreement with The Lunada Bay Corporation, which utilizes designs approved by the Company bearing Mossimo trademarks. The high quality swimwear products include both one-piece and two-piece swimsuits which are fashion-oriented and targeted towards youthful-minded, body-conscious women. The women's bodywear line is a collection of fashionable aerobic and fitness activewear which bear Mossimo trademarks and is designed using materials such as lycra, tactel and flexcel nylon that stretch and compensate for body movements during strenuous exercise. The license agreement has been extended to September 30, 2001 pursuant to a letter agreement between the parties.

         MEN'S HOSIERY. From the fourth quarter of 1998 through June 2000, the Mossimo line of men's hosiery was manufactured and distributed through an exclusive license agreement with Mountain High Hosiery, Ltd. This license agreement was terminated in June 2000.

         MEN'S TAILORED SUITS AND DRESS SHIRTS. From Fall 1998 through Spring 1999, the Mossimo line of men's tailored suits and dress shirts was manufactured and distributed through an exclusive license agreement with GFT Apparel Corporation. This license agreement was terminated in August 2000.

         MEN'S NECKWEAR. The Mossimo line of men's neckwear, which was launched in Spring 1997, was manufactured and distributed through an exclusive license agreement with Superba, Inc. This license agreement expired in March 2000.

SOURCING AND MANUFACTURING

         Under the Target Agreement, substantially all Mossimo products sold in the United States, other than those covered under Mossimo licensing arrangements existing at the time of the Target Agreement, are manufactured and distributed exclusively by Target. The Target licensed product line includes men's, women's, boy's and girl's apparel and footwear, home textiles, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

         The Target Agreement provides that Target is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. The Company believes that these functions can be executed more effectively by a large retailer due to significant economies of scale and vertical integration.

         Prior to entering into the Target Agreement, the Company sourced each of its product lines, other than its licensed product lines, separately based on the individual design, styling and quality specifications of such products through independently owned contractors with manufacturing facilities primarily in the United States, Mexico, China, India, Hong Kong, Macau, Korea, Philippines, Thailand, Burma and Indonesia. Under the Target Agreement, Target is responsible for sourcing the Target licensed product line, and the Company has eliminated its sourcing operations.

         Prior to entering the Target Agreement, Mossimo contracted for the manufacture and sewing of its products, other than its licensed product lines, with approximately six factories in North America and 18 factories overseas. The Company arranged for production of its products primarily based on projected sales and orders received. Under the Target Agreement, Target is responsible for the manufacture of the Target licensed product line, and the Company has eliminated its production operations.

MARKETING AND ADVERTISING

         The Company has developed a distinctive image of a contemporary and youthful lifestyle and strives to maintain consistency through the coordination of advertising, merchandising and promotion. As a result of the Target Agreement, the Company will primarily rely on its licensees to advertise the Mossimo brand and intends to continue to promote a positive brand image through licensee-sponsored advertising. Under the terms of the Target Agreement, the Company has approval rights for marketing and advertising materials.

         In connection with the Target Agreement, the Company essentially eliminated its print and outdoor advertising efforts and closed its signature retail store and showrooms prior to the launch by Target of the initial line in Fall 2000. Prior to entering into the Target Agreement, the Company utilized print advertisements in magazines such as DETAILS, ELLE, GQ, IN-STYLE, ROLLING STONE, SPIN and VANITY FAIR as well as bus posters to promote its image and products. This image was also carried forward in the design of the Company's in-store shops and in its Southern California signature retail store.

         Effective January 1, 2000, the Company entered into an exclusive, multi-year endorsement agreement with David Duval, one of the world's top-ranked golfers, to further enhance worldwide brand recognition. Under the terms of this agreement, Mossimo had the right to outfit Mr. Duval exclusively during his global golf activities. As a result of entering into the Target Agreement and effective November 1, 2000 the Company terminated its agreement with Mr. Duval.

DISTRIBUTION

         Under the Target Agreement, substantially all Mossimo products sold in the United States, other than those covered under Mossimo licensing arrangements existing at the time of the Target Agreement, will be distributed exclusively through Target stores. The Target licensed product line includes men's, women's, boy's and girl's apparel and footwear, home textiles, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves. The Target licensed product line was launched in Target's stores in the Fall of 2000 and its Summer 2001 line is expected to be launched in April 2001.

         The Target Agreement provides that Target will be responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. The Company believes that these functions can be executed more effectively by a large retailer due to significant economies of scale and vertical integration.

         During the Restructuring Period, distribution of all Mossimo non-licensed products was centralized in the Company's Irvine, California facility. Upon receipt from the manufacturers, the Company's products were inspected, sorted, packed and shipped to retail accounts in the United States. The Company's licensees are responsible for the distribution of licensed products.

         During 2000 prior to the Target Agreement, the Company's products were sold in department and specialty retail store locations throughout the United States. The Company's largest customer, Dillard's, accounted for approximately 43% of net sales in 2000. Additionally, cumulative sales to various divisions of Federated Department Stores, Inc., and Saks, Inc. accounted for approximately 14% and 13%, respectively, of net sales in 2000. As a result of the Target Agreement, the Company will no longer sell its products in these stores.

RETAIL STORES

         In connection with the Target Agreement, the Company closed its signature retail store and outlet store prior to the launch by Target of the initial line in the Fall of 2000.

         Prior to entering into the Target Agreement, the Company operated one signature retail store located in South Coast Plaza, Costa Mesa, California (established in 1993) and one outlet store in Ontario Mills Plaza, Ontario, California (established in 1997). The Company formerly operated a second retail store in Old Town, Pasadena, California, which was closed during the second quarter of 1998.

LICENSING

         Through the Target Agreement, the Company has licensed to Target the exclusive right to manufacture and distribute, in the United States, substantially all Mossimo products sold in the United States, other than those covered under Mossimo licensing arrangements existing at the time of the Target Agreement. This agreement expires in January 2004, and is subject to renewal by Target for additional terms of two years each if Target is current with its payments of the minimum guaranteed royalty amount. The Target Agreement is subject to early termination under certain circumstances, including a material failure by Mossimo Giannulli to perform specified design services or the termination of employment, death or permanent disability of Mr. Giannulli or a material change in his ownership or control of the Company which is deemed to materially affect the Company's ability to perform its obligations under the Target Agreement.

         Prior to entering into the Target Agreement, the Company entered into licensing agreements for certain products and geographical territories when the Company believed such arrangements would provide more effective manufacturing, distribution or marketing of such products than could otherwise be achieved "in house". The Company generally maintains substantial control over the design and advertising of its licensed products and maintains a policy of evaluating its licensing arrangements to ensure consistent presentation of the Mossimo image.

         Mossimo has licensed the exclusive right to manufacture and distribute eyewear bearing its trademarks through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores pursuant to a license agreement with the Marcolin Group. This agreement expires in December 2003, and is subject to renewal upon negotiation.

         The Company has licensed the exclusive right to manufacture and distribute women's swimwear and bodywear bearing its trademarks through Target stores in the United States pursuant to a license agreement with The Lunada Bay Corporation. The license agreement has been extended to September 30, 2001 pursuant to a letter agreement between the parties.

         From the fourth quarter of 1998 through June 2000, the Mossimo line of men's hosiery was manufactured and distributed through an exclusive license agreement with Mountain High Hosiery, Ltd. This license agreement was terminated in June 2000.

         From Fall 1998 through Spring 1999, the Mossimo line of men's tailored suits and dress shirts was manufactured and distributed through an exclusive license agreement with GFT Apparel Corporation. This license agreement was terminated in August 2000.

         The Mossimo line of men's neckwear, which was launched in Spring 1997, was manufactured and distributed through an exclusive license agreement with Superba, Inc. This license agreement expired in March 2000.

         Currently, Mossimo has five additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States. These territories include Australia, Bolivia, Japan, Mexico, New Zealand, Paraguay, Peru, and Uruguay. Two of the license agreements expired in the first quarter of 2001 and are currently being renegotiated by the Company. The remaining three license agreements (exclusive of renewal terms) expire at various dates ranging from December 2003 through December 2011.

         Under all license agreements, Mossimo retains approval rights with respect to the design of products and advertising. Royalty payments under the

Target agreement are due on a quarterly basis and range from 1% to 4% depending on the net sales achieved in a contract year. Under all other license agreements royalty payments are due on a quarterly basis and range from approximately 2% to 7% of the licensee's net sales.

TRADEMARKS

         The Company utilizes a variety of trademarks, including the script Mossimo trademark. Currently, the Company has 16 registrations and 6 pending applications for its trademarks in the United States, and approximately 360 trademark registrations and applications in over 70 other countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement by using, among other things, cease-and-desist letters, administrative proceedings and lawsuits.

COMPETITION

         Mossimo brand products are subject to extensive competition from designer and non-designer lines, as well as from stores other than Target which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own labels. The Company's products compete based on factors including brand appeal, design, style and color selection, quality and price. Many of the Company's competitors are significantly larger and more diversified and have achieved greater recognition for their brand names than the Company. Increased competition by existing and future competitors could result in reductions in sales or prices of Mossimo products that could have a material adverse effect on the Company's financial condition and results of operations.

         The Company's men's and women's designer sportswear lines have historically encountered substantial competition from Liz Claiborne, DKNY, Perry Ellis, Esprit, Guess, Calvin Klein, Tommy Hilfiger, Nautica and Polo/Ralph Lauren, as well as from certain other designer and non-designer lines. With respect to its activewear products, the Company has historically encountered substantial competition from various activewear lines including Quiksilver, Billabong and Hurley. The Company expects that its products will continue to face significant competition following the launch of the Target licensed product line.

EMPLOYEES

         As a result of entering into the Target Agreement, the Company implemented a significant number of layoffs in 2000. At December 31, 2000, the Company had approximately 8 full-time employees, compared to 102 at the same time last year. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

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

NEW PRODUCT INTRODUCTIONS

         The Company's success is dependent upon its ability to design and deliver new products and new product lines. As is typical with new products, demand for and market acceptance of new products introduced by the Company are subject to uncertainty. There can be no assurance that the Company's efforts will be successful. In addition, the failure of new products or new product lines to gain sufficient market acceptance could adversely affect the image of the Mossimo brand name and consumers' demand for other Mossimo products.

DEPENDENCE ON KEY PERSONNEL

         The success of the Company is largely dependent on the personal efforts and abilities of Mossimo Giannulli, the Company's President, Chief Executive Officer and principal designer. The Target Agreement is subject to early termination under certain circumstances, including a material failure by Mossimo Giannulli to perform specified design services or the termination of employment, death or permanent disability of Mr. Giannulli or a material change in his ownership or control of the Company which is deemed to materially affect the Company's ability to perform its obligations under the Target Agreement. A three-year employment agreement between Mr. Giannulli and the Company has been approved by the Board of Directors and is currently subject to final documentation.

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

DEPENDENCE ON CERTAIN LICENSEES

         Royalty income from the Target Agreement commenced in November 2000, and will represent a significant portion of the Company's future income. Termination of the Target Agreement could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 2 - PROPERTIES

         The Company's current corporate headquarters are located in Santa Monica, California and consist of a leased building totaling approximately 3,000 square feet of space.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is the defendant in an action filed in the Superior Court of the State of California for the County of Orange on October 20, 2000 by The Irvine Company, the lessor of the Company's former industrial warehouse space. The plaintiff alleges the Company breached the lease by failing to pay rent and vacating the leased premises prior to the lease's expiration in 2007. A settlement agreement was entered into on January 24, 2001 whereby the Company is obligated to pay to the plaintiff approximately $235,000 (including interest) in equal monthly installments commencing February 2001 through July 2001. On actual receipt of the final monthly installment the plaintiff has agreed to dismiss the action against the Company. Provision has been made in the financial statements as of December 31, 2000 for the amount due under the settlement agreement.

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

         On February 1, 2001, the Company filed actions in the Superior Court of the State of California for the County of Los Angeles against Macy's West, Inc., Bloomingdale's, Inc., and Federated Department Stores, three former customers of the Company. As to Macy's West, Inc., the complaint seeks damages of approximately $857,000 for merchandise sold and delivered and $1,000,000 for breach of contract related to cancelled orders. As to Bloomingdale's, Inc., the complaint seeks damages of approximately $62,000 for merchandise sold and delivered and $75,000 related to cancelled orders. As to Federated Department Stores the complaint seeks damages for interference with contract of approximately $3,000,000. As of this date, none of the defendants have responded to the complaints. All amounts believed by the Company to be due have been fully reserved against in its consolidated financial statements.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, par value $.001 per share (common stock), began trading February 23, 1996 on the New York Stock Exchange ("NYSE") upon completion of the Company's initial public offering (trading symbol "MGX"). On May 25, 2000, trading of the Company's common stock was suspended by the NYSE and the Company's common stock was subsequently delisted. On May 26, 2000 the Company's common stock commenced trading on the National Association of Securities Dealers Over-the-Counter Bulletin Board under the symbol MGXO.OB.

                                                                    1999
                                                                    ----
                                                               HIGH       LOW
                                                               ----       ---

First Quarter.............................................   $  12.31  $   7.37
Second Quarter............................................   $  11.75  $   8.25
Third Quarter.............................................   $  11.25  $   7.06
Fourth Quarter............................................   $  10.19  $   6.37

                                                                    2000
                                                                    ----
                                                               HIGH       LOW
                                                               ----       ---

First Quarter.............................................   $   9.50  $   2.69
Second Quarter............................................   $   3.00  $   0.25
Third Quarter.............................................   $   2.75  $   0.76
Fourth Quarter............................................   $   3.12  $   1.03


         Since its initial public offering, the Company has not paid a dividend on its common stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements") and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data presented below has been derived from the Company's consolidated financial statements. The selected pro forma income statement data set forth below is for informational purposes only and may not necessarily be indicative of the Company's results of operations in the future.

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                         2000        1999        1998        1997        1996
                                                       ---------   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales ..........................................   $ 24,150    $ 47,393    $ 45,310    $ 70,936    $108,674
Cost of sales ......................................     20,730      37,069      35,994      63,963      69,364
                                                       ---------   ---------   ---------   ---------   ---------
Gross profit .......................................      3,420      10,324       9,316       6,973      39,310
Royalty income, net ................................      3,475       3,686       3,214       3,798       3,919
Operating expenses .................................     19,017      26,101      25,469      32,802      25,283
                                                       ---------   ---------   ---------   ---------   ---------
Operating income (loss) ............................    (12,122)    (12,091)    (12,939)    (22,031)     17,946
Other income (expense), net ........................        760          (3)       (140)       (362)         19
Interest income (expense), net .....................       (923)       (834)       (612)       (278)        191
                                                       ---------   ---------   ---------   ---------   ---------
Income (loss) before income taxes ..................    (12,285)    (12,928)    (13,691)    (22,671)     18,156
Provision (benefit) for income taxes................          3          13         107      (3,935)      5,526 (1)
                                                       ---------   ---------   ---------   ---------   ---------
Net income (loss) ..................................   $(12,288)   $(12,941)   $(13,798)   $(18,736)   $ 12,630
                                                       =========   =========   =========   =========   =========
Net income (loss) per share:
    Basic and diluted ..............................   $  (0.81)   $  (0.86)   $  (0.92)   $  (1.25)   $   0.84
                                                       =========   =========   =========   =========   =========
PRO FORMA DATA (2):
Historical income before income taxes...............                                                   $ 18,156
Pro forma provision for income taxes................                                                      7,374
                                                                                                       ---------
Pro forma net income................................                                                   $ 10,782
                                                                                                       =========
Pro forma net income per share (basic and diluted)..                                                   $   0.73
                                                                                                       =========
Pro forma weighted average
    common shares outstanding (basic and diluted)...                                                     14,853
                                                                                                       =========


                                                         DECEMBER 31,
                                                         ------------
                                                         2000        1999         1998        1997        1996
                                                       ---------   ---------   ---------   ---------   ---------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit) ..........................   $ (5,423)   $   (680)   $  4,532    $ 13,419    $ 36,152
Total assets .......................................   $  1,964    $ 10,736    $ 17,359    $ 36,824    $ 50,754
Long-term debt .....................................   $     --    $      3    $     10    $     31    $     85
Long-term payables .................................   $  5,676    $     --    $     --    $     --    $     --
Stockholders' (deficit) equity......................   $(10,458)   $  2,396    $  8,639    $ 22,395    $ 41,131


(1) Represents California state franchise taxes for periods prior to the Company's conversion to C corporation status in February 1996.

(2) The Company converted from S corporation to C corporation status commencing February 1996. Amounts reflect adjustment for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto set forth in this Form 10-K commencing on page F-1.

RESTRUCTURING

         On March 28, 2000, the Company entered into the Target Agreement under which Target has the exclusive right to use certain of the Company's United States trademarks in connection with the design, manufacture and sale of selected products in the United States. Under this agreement, Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning February 1, 2001, of approximately $27.8 million over the initial three-year term of the agreement, which expires on January 31, 2004. Target is obligated to pay royalties due on net sales achieved in the period prior to February 1, 2001 based on percentages defined in the Target Agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of the minimum guaranteed royalty amount, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

         As a result of entering into the Target Agreement, a restructuring of the Company's business was initiated during the first quarter of 2000. Management implemented several changes to the Company's operations during the period from March 28, 2000 to the end of 2000 (the "Restructuring Period"). The most significant changes included a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. During the Restructuring Period, the Company suffered the elimination of all wholesale and retail sales. In addition, the Company experienced increased difficulties in collecting its accounts receivable.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net sales decreased to $24.2 million during 2000 from $47.4 million in 1999. Net sales of the men's and women's lines, which represented 97% of the Company's net sales for 2000, decreased to $23.4 million in 2000 from $45.1 million in 1999. The decrease in net sales was primarily due to the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement, partially offset by additional business with new customers as a result of the Company's broader product lines and focused sales efforts during the first quarter of 2000.

         Gross profit decreased to $3.4 million during 2000 from $10.3 million in 1999. Gross profit as a percentage of net sales decreased to 14% during 2000 from 22% in 1999. The decrease was primarily due to the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement, partially offset by better inventory management and increased men's and women's regular-priced sales during the first quarter of 2000. This termination of certain operations substantially eliminated regular-priced sales of the Company's men's and women's lines during the final three quarters of 2000.

         Royalty income decreased to $3.5 million in 2000 from $3.7 million in 1999. The decrease was primarily due to reduced royalties from some of the Company's foreign licensees and was partially offset by royalties due under the Target Agreement of $835,000 for sales of products using the Company's trademarks achieved by Target in 2000 following the launch of the Target licensed product line in the Fall of 2000.

         Operating expenses decreased to $19.0 million in 2000 from $26.1 million in 1999. Expenses related to payroll, selling, design, merchandising, travel, building and office expenses decreased by approximately $5.4 million from 1999 as a result of the changes to the Company's operations implemented during the Restructuring Period. Marketing expenses decreased to $4.0 million in 2000 from $4.7 million in 1999. Direct marketing expenses decreased to $1.4 million in 2000 from $4.7 million in 1999 as a result of the changes to the Company's operations implemented during the Restructuring Period. This decrease was partially offset by endorsement expenses in connection with the initiation and termination of the endorsement agreement with David Duval of $2.6 million in 2000. At December 31, 2000 approximately $1.8 million was payable to Mr. Duval in connection with the termination of the endorsement agreement. General and administrative expenses increased to $6.5 million in 2000 from $3.9 million in 1999 primarily as a result of an increase in the provision for doubtful accounts receivable as a result of the Company entering into the Target Agreement.

         During 2000, the Company recorded a restructuring charge of $3.5 million as a result of the changes resulting from the restructuring described above. This charge included (i) a write-down of property and equipment of $2.3 million; (ii) lease obligations on closed properties of $592,000; (iii) severance expense of $531,000; (iv) $93,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of $154,000.

         In the second quarter of 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. In connection with the creditor plan the Company recorded vendor discounts of $917,000, offset by related professional fees of $510,000, during 2000.

         During 1999, the Company's President, Chief Executive Officer and principal stockholder personally purchased excess insurance coverage for the benefit of the Company. Accordingly, a one-time, non-cash charge of $6.1 million is included in operating expenses for 1999 with an offsetting credit to stockholders' (deficit) equity. In 2000, the Company's President, Chief Executive Officer and principal stockholder was personally assigned a refund by the Company in respect of the excess insurance coverage purchased by him in 1999. Accordingly, one-time, non-cash earnings of $713,000 are included as a reduction of operating expenses in 2000 with an offsetting debit to stockholders' (deficit) equity. Neither the earnings nor the charge impact the Company's cash flows or total stockholders' (deficit) equity position.

         Total operating expenses for 2000, excluding the restructuring charge, vendor discounts and non-cash insurance refund, were $16.7 million, and total operating expenses for 1999, excluding the non-cash insurance premium, were $20.0 million.

         During 2000, the Company recorded other income of $760,000, which is, primarily, comprised of additional royalties of $750,000 received in connection with the early termination of the Company's men's tailored suits and dress shirts license.

         The Company had net interest expense of $923,000 in 2000 compared to net interest expense of $834,000 in 1999. The increase is due to increased interest expense corresponding to increased borrowings on the Company's line of credit and amortization of capitalized deferred financing costs associated with continuing the line of credit during 2000 as compared to 1999.

         The Company recorded no tax benefit in 2000 and 1999 as a result of its pretax losses. Losses for 2000 and 1999 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

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

         During the second quarter of 1999, the Company's Chairman of the Board and principal stockholder personally purchased excess insurance coverage for the benefit of the Company in connection with its agreement to settle a class action lawsuit. Accordingly, a one-time, non-cash charge of $6.1 million is included in operating expenses in 1999 with an offsetting credit to stockholders' equity. This charge did not impact the Company's cash flow or total stockholders' equity position.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $5.4 million for 2000. Cash used in operating activities was comprised primarily of the Company's net loss of $12.3 million, non-cash earnings of $713,000 in respect of an insurance refund, a $1.3 million decrease in due to factor, net, vendor discounts, net of $407,000, offset by a $5.7 million decrease in inventory, a decrease in prepaid expenses and other current assets of $438,000, an increase in accounts payable of $1.2 million, a write-down of property and equipment of $2.3 million, and depreciation and amortization expense of $545,000. At December 31, 2000, working capital deficit was approximately $5.4 million as compared to $680,000 at December 31, 1999. The decrease in working capital is primarily due to a $5.7 million decrease in inventory and a $900,000 increase in the Company's current poriton of its line of credit, partially offset by a $900,000 decrease in current accounts payable and a $1.3 million decrease in due to factor, net during 2000.

         Since the year ended December 31, 1996, the Company has experienced a significant decline in revenues, resulting in operating losses, negative cash flow and a working capital deficit.

         During 2000, the Company recorded a restructuring charge of $3.5 million as a result of the changes to the Company's business described above. This charge included (i) a write-down of property and equipment of $2.3 million;
(ii) lease obligations on closed properties of $592,000; (iii) severance expense of $531,000; (iv) $93,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of $154,000.

         In the second quarter of 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. In connection with the creditor plan the Company recorded vendor discounts of $917,000, offset by related professional fees of $510,000, during 2000.

         Effective January 1, 2000, the Company entered into an endorsement agreement with David Duval, one of the world's top-ranked golfers, under which the Company was obligated to pay cash compensation. Effective November 1, 2000 the Company terminated its endorsement agreement with Mr. Duval. The termination obligated the Company to pay to Mr. Duval $1,760,993, payable by an initial payment of $325,000 followed by equal monthly installments of principal and interest, commencing April 2001 through March 2002. Interest commencing April 2001 at the rate of 12% accrues on the outstanding amount due.

         In July 2000, the Company's credit facility was amended to provide for a $9.0 million revolving credit line, which is collateralized by inventory, receivables, machinery and equipment and intangibles. The revolving credit line is also secured by a $5.0 million personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the amended agreement bear interest at a bank's prime rate plus 1.5% (11% at December 31, 2000). The revolving credit line shall be reduced at the rate of $1.0 million per quarter beginning on June 1, 2001 and terminates on June 1, 2003. The personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer shall be reduced at the rate if $500,000 per quarter beginning on June 1, 2001. At December 31, 2000 approximately $7.0 million was due under the line of credit.

         Prior to entering into the Target Agreement and pursuant to the provisions of a factoring agreement, the Company assigned a substantial portion of its trade accounts receivable to a factor, which assumed the credit risk with respect to collection of the nonrecourse accounts receivable.

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

EXCHANGE RATES

         The Company receives United States dollars for substantially all of its product sales and its licensing revenues. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's operating results. The Company does not engage in hedging activities with respect to such exchange rate risk.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 is effective concurrent with the delayed effective date of SFAS No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company does not expect that the adoption of SFAS Nos. 133, 137 and 138 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB No. 101 during the fourth quarter of fiscal 2000. The adoption of this SAB did not have a material impact on the Company's financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation (FIN) No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25." FIN No. 44 clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. Such effects are considered by management to be immaterial to the Company's financial position and results of operations.

         In May 2000, Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 governs the accounting treatment and classification of the Company's shipping revenues and certain of its shipping expenses. In accordance with the Issue, the Company adopted EITF No. 00-10 during the fourth quarter of fiscal 2000. The adoption of this EITF did not materially affect the classification of revenues from shipments to customers and certain expenses related to shipping and handling of the Company's product for all periods presented. In addition, there was no effect on the Company's net income.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit and factoring agreement. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1.0% increase in interest rates occurring on January 1, 2001 would result in an increase in interest expense for the following 12 months of approximately $70,000.

         The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.

FORWARD LOOKING INFORMATION

         This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company's future operating results, the success of its licensing program with Target and other licensees, the ability of the Company to timely deliver its products to customers, and the outcome of the Company's legal proceedings. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions, including those described in "Business - Risk Factors". Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors described in "Business-Risk Factors." Accordingly, undue reliance should not be placed on these forward-looking statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" at Item 14(a) for a listing of the consolidated financial statements and supplementary data submitted as part of this report.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained in the Company's Proxy Statement for its 2001 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement for its 2001 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement for its 2001 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement for its 2001 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 and is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

         (1) Financial Statements:

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................  F-2

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2000 and 1999...............  F-3
Consolidated Statements of Operations for the Years Ended December 31,
   2000, 1999 and 1998.....................................................  F-4
Consolidated Statements of Stockholders' (Deficit) Equity for the Years
   Ended December 31, 2000, 1999 and 1998..................................  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
   2000, 1999 and 1998.....................................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

         (2) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
3.1            Certificate of Incorporation of Registrant (1)
3.2            Bylaws of the Registrant (1)
4.1            Specimen certificate of shares of Common Stock of the Registrant (1)
4.2            Stockholders Agreement, dated as of November 30, 1998, between the Registrant, Mossimo
               Giannulli and Edwin H. Lewis(7)
10.1           Registrant's 1995 Stock Plan (1)
10.2           Registrant's 1995 Directors Stock Option Plan (1)
10.3           Employment Agreement, dated January 1, 1996, by and between the Registrant and Mossimo
               Giannulli (1)
10.4           Factoring Agreement, dated January 2, 1990, by and between the Registrant and The CIT
               Group, as amended to date (1)
10.4.1         Letter Amendment to Factoring Agreement dated June 16, 1995 (1)
10.4.2         Letter Amendment to Factoring Agreement dated February 1, 1996 (1)
10.4.3         Letter Amendment to Factoring Agreement dated November 1, 1996 (2)
10.4.4         Letter Amendment to Factoring Agreement dated May 21, 1998 (5)
10.4.5         Letter Amendment to Factoring Agreement dated March 22, 1999 (8)
10.5           Form of Indemnification Agreement between the Registrant and its directors and officers (1)
10.6           Lease, dated May 3, 1996, between the Registrant and The Irvine Company (3)
10.6.1         Amendment to the lease agreement with The Irvine Company, dated July 10,
               1998 (5)
10.7           Financing Agreement, dated July 15, 1997, by and between the Registrant and The CIT
               Group/Commercial Services, Inc. (4)
10.7.1         Amendment to the Financing Agreement dated April 1, 1998 (5)
10.7.2         Amendment to the Financing Agreement dated March 22, 1999 (8)
10.7.3         Amendment to the Financing Agreement dated July 25, 2000 (11)
10.8           Lease, dated August 19, 1998, between the Registrant and Cornucopia, Inc. (6)
10.9           Lease, dated July 20, 1998, between the Registrant and 3002 Pennsylvania Avenue, LLC (6)
10.10          Registration Rights Agreement, dated as of November 30, 1998, by and among the
               Registrant, Edwin Lewis and Mossimo Giannulli(9)
10.11          Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and Target
               Stores, a division of Target Corporation (10)
10.12          Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and
               Cherokee Inc. (10)
10.13          Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC (12)
10.14          Settlement Agreement, dated January 24, 2001, between the Registrant and The Irvine
               Company
10.15          Term Payment Agreement, dated October 6, 2000, between the Registrant and David Duval
               Enterprises, Inc.
10.16          Mossimo License Agreement, dated as of December 1, 2000, between Mossimo, Inc. and
               Confitalia, S.A. DE C.V.
10.17          Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin
               S.P.A. and Target Stores
23.1           Independent Public Accountants Consent - Arthur Andersen LLP

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

(7) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated December 8, 1998.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999.

(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated March 28, 2000.

(11) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000.

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000.


(b)      Reports on Form 8-K:

         The Registrant did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April 2001.

                                        MOSSIMO, INC.

                                        By:        /s/ MOSSIMO GIANNULLI
                                            ------------------------------------
                                                      Mossimo Giannulli
                                            CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of April 2001.




       /s/ MOSSIMO GIANNULLI            Chairman of the Board, President and
------------------------------------    Chief Executive Officer
        Mossimo Giannulli


     /s/   GIA CASTROGIOVANNI           Senior Vice President, Treasurer and
------------------------------------    Secretary (Principal Accounting Officer)
        Gia Castrogiovanni


       /s/ ROBERT MARTINI               Director
------------------------------------
         Robert Martini


        /s/ JOHN STAFFORD               Director
------------------------------------
          John Stafford


        /s/ WILLIAM HALFORD             Director
------------------------------------
          William Halford


         /s/ BRETT WHITE                Director
------------------------------------
           Brett White

                          MOSSIMO, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                   PAGE
                                                                                                   ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS........................................................    F-2

FINANCIAL STATEMENTS:

Consolidated balance sheets as of December 31, 2000 and 1999....................................    F-3
Consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998......    F-4
Consolidated statements of stockholders' (deficit) equity for the years
   ended December 31, 2000, 1999 and 1998.......................................................    F-5
Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998......    F-6
Notes to consolidated financial statements......................................................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Stockholders of Mossimo, Inc.:

We have audited the accompanying consolidated balance sheets of Mossimo, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Orange County, California
March 23, 2001

                                    MOSSIMO, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31,
                                                                                     ---------------------
                                                                                       2000        1999
                                                                                     ---------   ---------
                                     ASSETS
CURRENT ASSETS:
  Cash ...........................................................................   $     50    $    473
  Accounts receivable, net of allowance for doubtful accounts of
    $207 and $587 - 2000 and 1999, respectively ..................................      1,209         787
  Inventories ....................................................................         --       5,682
  Prepaid expenses and other current assets ......................................         64         502
                                                                                     ---------   ---------
    Total current assets .........................................................      1,323       7,444

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation and amortization ..................................................        346       3,097

DEFERRED FINANCING COSTS, net ....................................................        247          --

OTHER ASSETS .....................................................................         48         195
                                                                                     ---------   ---------
                                                                                     $  1,964    $ 10,736
                                                                                     =========   =========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Due to factor, net .............................................................   $     31    $  1,298
  Line of credit .................................................................      3,000       2,135
  Accounts payable ...............................................................      2,267       3,178
  Accrued liabilities ............................................................        626       1,290
  Deferred compensation ..........................................................        564          --
  Current portion of long-term debt ..............................................          3           8
  S distribution note ............................................................        255         215
                                                                                     ---------   ---------
    Total current liabilities ....................................................      6,746       8,124

DEFERRED ROYALTY INCOME ..........................................................         --         213

LONG-TERM PAYABLES, net of current portion .......................................      5,676          --

LONG-TERM DEBT, net of current portion ...........................................         --           3

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ..............................................         --          --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,080,042 and 15,077,253 - 2000 and
    1999, respectively............................................................         15          15
  Additional paid-in capital .....................................................     37,560      38,126
  Accumulated deficit ............................................................    (48,033)    (35,745)
                                                                                     ---------   ---------
    Total stockholders' (deficit) equity .........................................    (10,458)      2,396
                                                                                     ---------   ---------
                                                                                     $  1,964    $ 10,736
                                                                                     =========   =========

                    See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  2000        1999        1998
                                               ---------   ---------   ---------
Net sales ..................................   $ 24,150    $ 47,393    $ 45,310
Cost of sales ..............................     20,730      37,069      35,994
                                               ---------   ---------   ---------
    Gross profit ...........................      3,420      10,324       9,316
Royalty income, net ........................      3,475       3,686       3,214
                                               ---------   ---------   ---------
                                                  6,895      14,010      12,530
                                               ---------   ---------   ---------

OPERATING EXPENSES:
    Selling, general and administrative ....     16,677      20,001      21,677
    Non-cash insurance (refund) premium ....       (713)      6,100          --
    Restructuring ..........................      3,460          --       3,792
    Vendor discounts, net ..................       (407)         --          --
                                               ---------   ---------   ---------
        Total operating expenses ...........     19,017      26,101      25,469
                                               ---------   ---------   ---------
Operating loss .............................    (12,122)    (12,091)    (12,939)
                                               ---------   ---------   ---------

OTHER INCOME (EXPENSE):
    Other, net .............................        760          (3)       (140)
    Interest, net ..........................       (923)       (834)       (612)
                                               ---------   ---------   ---------
        Net other expense ..................       (163)       (837)       (752)
                                               ---------   ---------   ---------
Loss before income taxes ...................    (12,285)    (12,928)    (13,691)
Provision for income taxes .................          3          13         107
                                               ---------   ---------   ---------
Net loss ...................................   $(12,288)   $(12,941)   $(13,798)
                                               =========   =========   =========

Net loss per common share:
    Basic and diluted ......................   $  (0.81)   $  (0.86)   $  (0.92)
                                               =========   =========   =========

Weighted average common shares outstanding:
    Basic and diluted ......................     15,080      15,050      15,010
                                               =========   =========   =========

           See accompanying notes to consolidated financial statements

                          MOSSIMO, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 (IN THOUSANDS)


                                     COMMON STOCK    ADDITIONAL
                                --------------------   PAID-IN  ACCUMULATED
                                 SHARES      AMOUNT    CAPITAL    DEFICIT     TOTAL
                                ---------  ---------  ---------  ---------  ---------
BALANCE, December 31, 1997 ..     15,000   $     15   $ 31,386   $ (9,006)  $ 22,395
Issuance of common stock ....         11         --         42         --         42
Net loss ....................         --         --         --    (13,798)   (13,798)
                                ---------  ---------  ---------  ---------  ---------
BALANCE, December 31, 1998 ..     15,011   $     15   $ 31,428   $(22,804)  $  8,639
Issuance of common stock ....         66         --        298         --        298
Non-cash compensation .......         --         --        300         --        300
Non-cash insurance premium ..         --         --      6,100         --      6,100
Net loss ....................         --         --         --    (12,941)   (12,941)
                                ---------  ---------  ---------  ---------  ---------
BALANCE, December 31, 1999 ..     15,077         15     38,126    (35,745)     2,396
Issuance of common stock ....          3         --         22         --         22
Non-cash compensation .......         --         --        125         --        125
Non-cash insurance refund ...         --         --       (713)        --       (713)
Net loss ....................         --         --         --    (12,288)   (12,288)
                                ---------  ---------  ---------  ---------  ---------
BALANCE, December 31, 2000 ..     15,080   $     15   $ 37,560   $(48,033)  $(10,458)
                                =========  =========  =========  =========  =========

          See accompanying notes to consolidated financial statements.

                                    MOSSIMO, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                 2000        1999        1998
                                                                               ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................   $(12,288)   $(12,941)   $(13,798)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
Depreciation and amortization ..............................................        545       1,356       1,766
Write-down of property and equipment .......................................      2,331          --          --
(Gain) Loss on disposition of property and equipment .......................       (154)         --       2,992
Write-down of in-store fixtures ............................................         --          --         461
Provision for doubtful receivables .........................................       (380)         79         419
Restructuring charge .......................................................         61          --          --
Vendor discounts, net ......................................................       (407)         --          --
Deferred royalty income ....................................................       (213)       (112)       (125)
Non-cash compensation expense ..............................................        125         300          --
Non-cash insurance (refund) premium ........................................       (713)      6,100          --
Changes in:
    Accounts receivable, net ...............................................        (42)        113       1,075
    Due from factor, net ...................................................         --       3,064         937
    Inventories ............................................................      5,682       2,643       6,112
    Refundable taxes .......................................................         --         171       5,334
    Prepaid expenses and other current assets ..............................        438        (300)         94
    Other assets and deferred financing costs ..............................       (201)         40          40
    Due to factor, net .....................................................     (1,267)      1,298          --
    Accounts payable .......................................................      1,184       1,673      (2,621)
    Accrued liabilities ....................................................       (664)       (544)       (623)
    Deferred compensation ..................................................        564          --          --
    S distribution note ....................................................         --         (51)        (96)
                                                                               ---------   ---------   ---------
        Net cash (used in) provided by operating activities ................     (5,399)      2,889       1,967
                                                                               ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment ..............................        329          --         500
Payments for acquisition of property and equipment .........................       (220)       (246)       (744)
                                                                               ---------   ---------   ---------
        Net cash provided by (used in) investing activities ................        109        (246)       (244)
                                                                               ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit ...............................................      4,853      (2,624)     (2,203)
Proceeds from issuance of common stock .....................................         22         298          42
Repayment of long-term debt ................................................         (8)        (20)        (41)
                                                                               ---------   ---------   ---------
        Net cash provided by (used in) financing activities ................      4,867      (2,346)     (2,202)
                                                                               ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH ............................................       (423)        297        (479)
CASH, beginning of year ....................................................        473         176         655
                                                                               ---------   ---------   ---------
CASH, end of year ..........................................................   $     50    $    473    $    176
                                                                               =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest .................................   $    943    $    857    $    638
                                                                               =========   =========   =========
    Cash paid during the year for income taxes .............................   $     13    $     18    $     --
                                                                               =========   =========   =========
    Reclassification of accounts payable to long-term payables .............   $  1,688    $     --    $     --
                                                                               =========   =========   =========
    Non-cash acquisition of property and equipment .........................   $     40    $     --    $     --
                                                                               =========   =========   =========

                    See accompanying notes to consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - On March 28, 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing agreement (the "Target Agreement") with Target Corporation ("Target"). Under the terms of the Target Agreement, Target has the exclusive United States license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under existing Mossimo licensing arrangements. The Target licensed product line includes men's, women's, boy's and girl's apparel and footwear , home textiles, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves. The Target licensed product line for Spring 2001 was launched in Target's stores in the Fall of 2000.

         Under the Target Agreement the Company and Mossimo Giannulli, its President, Chief Executive Officer and principal designer, contribute design services and the Company has approval rights for product design and marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with a minimum guaranteed royalty, beginning February 1, 2001, of approximately $27.8 million over the initial three-year term of the agreement, which expires on January 31, 2004. Target pays royalties due on net sales achieved in the period prior to February 1, 2001 based on percentages defined in the Target Agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of the minimum guaranteed royalty amount, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

         In addition to the Target Agreement, the Company also licenses its trademarks to third party licensees for use in collections of eyewear and women's swimwear and bodywear sold in Target stores in the United States. Currently, Mossimo has five additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States.

         Prior to entering into the Target Agreement, the Company's primary line of business was designing, sourcing and marketing a lifestyle collection of designer men's and women's sportswear and activewear, including knit and woven shirts, outerwear, denim and related products, dresses, pants, sweatshirts, tee-shirts and shorts. The products were distributed to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as one signature retail store and one outlet store in Southern California. In connection with the Target Agreement, the Company restructured its operations. Currently, the Company operates as a licensor and contributes design services to Target, but it does not manufacture, source or directly market its products.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Mossimo, Inc., a Delaware corporation and its wholly-owned subsidiary, Giannico, Inc. (collectively, the "Company"). Giannico's operations were discontinued in 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

         SEGMENT AND GEOGRAPHIC INFORMATION - The Company operates in one principal business segment across domestic and international markets. International sales are primarily made through the Company's licensees in their respective territories.

         COMPREHENSIVE INCOME (LOSS) - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There are no items of comprehensive income (loss) that the Company is required to report.

         CONCENTRATION OF CREDIT RISK - The Company's receivables consist, primarily, of royalties receivable from Target and its other licensees. Collateral is not required. Prior to entering into the Target Agreement the Company assigned a substantial portion of its receivables to a factor, which assumed the credit risk with respect to collection of nonrecourse receivables.

         INVENTORIES - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over generally a three to ten-year period for furniture and fixtures, machinery and equipment and automobiles.

         DEFERRED FINANCING COSTS - During 2000, $287,000 of deferred financing costs related to the amendment of the Company's credit facility were capitalized. The costs are amortized over the term of the credit facility and amortization expense in 2000 was $40,000.

         REVENUE RECOGNITION - Prior to the Target Agreement, revenue was recognized when merchandise was shipped to a customer. Reserves for estimated returns and allowances were recorded at the time of shipment based upon management's estimates and the Company's historical experience. Royalty income is recognized as the Company's licensees achieve sales of the Company's products. Royalty payments are due on a quarterly basis and range from 1% to 4% of net sales under the Target Agreement and from 2% to 7% of net sales for all other license agreements.

         INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred taxes result from temporary differences between the reporting of income and losses for financial and tax reporting purposes and are provided for using the liability method as prescribed by SFAS No. 109.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company follows the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which require presentation of the pro forma effect of the fair value based method on net income (loss) and net income
(loss) per share in the financial statement footnotes. See Note 13 - Stockholders' (Deficit) Equity.

         LOSS PER SHARE - The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net loss per share. Basic net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. For the years ended December 31, 2000, 1999 and 1998, there was no dilution from outstanding options.

         During 1998, the Company issued stock options to Edwin Lewis, the Company's former Chief Executive Officer and President, under the Stock Option Plan for Edwin Lewis (Note 13). The shares of common stock to be issued upon exercise of these options were to be contributed to the Company by Mossimo Giannulli, Chairman of the Board, under a Contribution Agreement (Note 13). Accordingly, these shares are included in basic weighted average shares outstanding as of December 31, 1999 and 1998. On March 28, 2000, Edwin Lewis resigned from his positions as President, Chief Executive Officer and Director of the Company. In connection with his resignation, Mossimo Giannulli was appointed as President and Chief Executive Officer of the Company, all options granted under the Lewis Plan were canceled and the Lewis Plan and Contribution Agreement were terminated.

         IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 is effective concurrent with the delayed effective date of SFAS No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)- certain hedging activities. The Company does not expect that the adoption of SFAS Nos. 133, 137 and 138 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB No. 101 during the fourth quarter of fiscal 2000. The adoption of this SAB did not have a material impact on the Company's financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation (FIN) No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25." FIN No. 44 clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. Such effects are considered by management to be immaterial to the Company's financial position and results of operations.

         In May 2000, Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 governs the accounting treatment and classification of the Company's shipping revenues and certain of its shipping expenses. In accordance with the Issue, the Company adopted EITF No. 00-10 during the fourth quarter of fiscal 2000. The adoption of this EITF did not materially affect the classification of revenues from shipments to customers and certain expenses related to shipping and handling of the Company's product for all periods presented. In addition, there was no effect on the Company's net income.

         MERCHANDISE RISK - The Company's success is largely dependent upon its ability to gauge the fashion tastes of its licensees' targeted consumers and provide designs for merchandise that satisfy consumer demand. Any inability to provide successful designs could have a material adverse effect on the Company's business, operating results and financial condition.

         RECLASSIFICATIONS - Certain reclassifications have been made in the audited consolidated 1999 and 1998 financial statements to conform to the 2000 presentation.

2. RESTRUCTURING

         As a result of entering into the Target Agreement on March 28, 2000, a restructuring of the Company's business was initiated during the first quarter of 2000. Management implemented several changes to the Company's operations during the period from March 28, 2000 to the end of 2000. The restructuring included a work force reduction of approximately 90 employees, closure of the Company's showrooms, signature retail store and outlet store, and termination of relationships with substantially all existing customers and suppliers. The work force reduction was as a result of the termination of all sourcing, production and sales operations and included the President and Chief Executive Officer, and the Senior Vice Presidents of Operations, Design and Production. The restructuring was complete at December 31, 2000.

         The restructuring resulted in a charge during the year ended December 31, 2000 of approximately $3.5 million which is included in operating expenses in the accompanying Statement of Operations for the year ended December 31, 2000. The charge includes (i) a write-down of approximately $2.3 million relating to property and equipment disposed of; (ii) lease obligations on closed properties of $592,000; (iii) terminated employees severance expense of $531,000; (iv) $93,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of $154,000. During the year ended December 31, 2000, the Company paid $531,000 and $357,000 for severance and lease obligations, respectively, and also reduced the remaining lease obligation by $19,000 due to a settlement agreement related to a remaining lease obligation.

3. DUE TO FACTOR

         Prior to entering into the Target Agreement and pursuant to the provisions of a factoring agreement, the Company assigned a substantial portion of its trade accounts receivable to a factor, which assumed the credit risk with respect to collection of the nonrecourse accounts receivable. The Company requested advances against a percentage, determined by the factor, of the qualifying accounts receivable factored at any time before their maturity date. The factoring charge ranged from 0.5% to 0.8% of the receivables assigned. Interest at the prime rate plus 0.5% (prime rate plus 1.0% beginning January 1, 2000) per annum was charged on advances received through the Company's credit facility. Outstanding advances on the credit facility were collateralized by the Company's receivables, inventories, machinery and equipment and intangibles.

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. DUE TO FACTOR (CONTINUED)

         Due to factor consists of the following at December 31, 2000 and 1999:

                                                              2000        1999
                                                            --------    --------
                                                               (IN THOUSANDS)
         Unmatured accounts receivable:
              Nonrecourse ................................  $    --     $ 8,017
              With recourse ..............................       --          48
         Allowance for sales returns and markdowns .......      (31)     (9,363)
                                                            --------    --------
                                                            $   (31)    $(1,298)
                                                            ========    ========

4. INVENTORIES

         Inventories consist of the following at December 31, 2000 and 1999:

                                                           2000         1999
                                                          -------      -------
                                                             (IN THOUSANDS)
            Raw materials ............................    $   --       $1,301
            Work-in-process ..........................        --          168
            Finished goods ...........................        --        4,213
                                                          -------      -------
                                                          $   --       $5,682
                                                          =======      =======

5. INCOME TAXES

         The provision for income taxes consists of the following for the years ended December 31:

                                                                    2000    1999    1998
                                                                   -----   -----   -----
                                                                       (IN THOUSANDS)
         Current:
             Federal .........................................   $    --    $    --    $    91
             State ...........................................         3         13         16
                                                                 -------    -------    -------
                                                                       3      13           107
                                                                 -------    -------    -------
         Deferred:
             Federal .........................................        --         --         --
             State ...........................................        --         --         --
                                                                 -------    -------    -------
                                                                      --         --         --
                                                                 -------    -------    -------
         Total provision for income taxes ....................   $     3    $    13    $   107
                                                                 =======    =======    =======

         The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate to pretax income. The components of this difference for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                                                  2000       1999       1998
                                                                --------   --------   --------
                                                                        (IN THOUSANDS)
         Benefit on income at federal statutory tax rate .....   $(4,301)   $(4,529)   $(4,655)
         State tax benefit, net of federal tax effect ........      (706)      (776)      (821)
         Increase in valuation allowance .....................     5,729      4,222      4,777
         Other ...............................................      (719)     1,096        806
                                                                --------   --------   --------
         Total provision for income taxes ....................   $     3    $    13    $   107
                                                                ========   ========   ========

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31, 2000 and 1999 are as follows:

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. INCOME TAXES (CONTINUED)

                                                              2000           1999
                                                            ---------      ---------
                                                                 (IN THOUSANDS)
         Deferred income tax assets (liabilities):
             Reserves not currently deductible ...........  $  3,963       $  4,760
             State income taxes ..........................      (131)          (892)
             Net operating loss carryforward .............    15,992         10,227
                                                            ---------      ---------
         Net deferred tax assets .........................    19,824         14,095
         Valuation allowance .............................   (19,824)       (14,095)
                                                            ---------      ---------
         Total net deferred tax asset ....................  $     --       $     --
                                                            =========      =========

         The Company has provided a full valuation allowance on the net deferred tax assets at December 31, 2000 and 1999 due to the uncertainty regarding its realization.

         As of December 31, 2000, the Company has approximately $39,300,000 and $25,200,000 of federal and state net operating loss carryforwards, respectively, available to offset future taxable income which expire in various years through 2020.

         Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, accumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions, has not been determined.

6. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2000 and 1999:

                                                            2000          1999
                                                          --------      --------
                                                              (IN THOUSANDS)
        Furniture and fixtures .........................  $   403       $ 4,437
        Machinery and equipment ........................      716         3,053
        Automobiles ....................................       --           153
        Construction in progress .......................       --            21
                                                          --------      --------
                                                            1,119         7,664
        Accumulated depreciation and amortization ......     (773)       (4,567)
                                                          --------      --------
                                                          $   346       $ 3,097
                                                          ========      ========

7. LINE OF CREDIT

         Prior to entering into the Target Agreement, the Company maintained a $15,000,000 revolving line of credit, collateralized by inventory, receivables, machinery and equipment and intangibles, bearing interest at the prime rate plus 0.5% (9.0% at December 31, 1999) and prime rate plus 1.0% beginning January 1, 2000 (9.5%). The Company's borrowings under the facility were limited to 50% of eligible inventory and 85% of eligible receivables. The facility allowed for up to $6.0 million in letters of credit.

         In July 2000, the Company's credit facility was amended to provide for a $9.0 million revolving credit line, which is collateralized by inventory, receivables, machinery and equipment and intangibles. The revolving credit line is also secured by a $5.0 million personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the amended agreement bear interest at a bank's prime rate plus 1.5% (11% at December 31, 2000). The revolving credit line shall be reduced at the rate of $1.0 million per quarter beginning on June 1, 2001 and terminates on June 1, 2003. The personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer shall be reduced at the rate of $500,000 per quarter beginning on June 1, 2001.

8. LONG-TERM PAYABLES

         In the second quarter of 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company has recorded vendor discounts of $917,000, offset by related professional fees of $510,000, during 2000.

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. LONG-TERM PAYABLES (CONTINUED)

         Effective November 1, 2000 the Company terminated its endorsement agreement with a PGA professional. The termination obligated the Company to pay to the PGA professional $1,760,993, payable by an initial payment of $325,000 followed by equal monthly installments of principal and interest, commencing April 2001 through March 2002. Interest commencing April 2001 at the rate of 12% accrues on the outstanding amount due.

         Future scheduled long-term payables and line of credit payments are as follows (in thousands):

           Year ending December 31:
                2001..................................................  $ 4,398
                2002..................................................    4,897
                2003..................................................      550
                2004..................................................      229
                                                                        --------
           Total scheduled maturities                                    10,074
                Less: current portion (included in accounts payable)      1,398
                      current portion of line of credit                   3,000
                                                                        --------
                Long-term portion                                       $ 5,676
                                                                        ========

9. EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees after six months of employment. The plan provides for annual matching contributions by the Company as a percentage of employee contributions and annual wages. Contributions made to the plan for the years ended December 31, 2000, 1999 and 1998 were $12,000, $17,000 and $31,000, respectively.

         In February 1997, the Company adopted the Mossimo, Inc. Employee Stock Purchase Plan (the "Employee Plan"), which provides eligible employees of the Company the opportunity to acquire stock in the Company through periodic payroll deductions that are applied at semi-annual intervals to purchase shares of common stock at a discount from the then current market price. The purchase price of the shares is the lower of 85% of the fair market value of the Company's common stock on the first day of the purchase period; or, 85% of the fair market value of the Company's common stock on the purchase date. During 2000, the Company issued 2,602 shares to employees through the Employee Plan. A total of 500,000 shares have been reserved under the Employee Plan, and 481,345 are available for issuance at December 31, 2000.

10. COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - The Company is committed under a noncancelable operating lease for its corporate and design office which expires August 31, 2003. Prior to entering into the Target Agreement the Company was committed under several noncancelable operating leases expiring at various dates through June 2007. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $731,000, $1,814,000 and $2,492,000, respectively.

         Future minimum annual rental payments required under the noncancelable operating lease are as follows (in thousands):

           Year ending December 31:
                2001..................................................  $   105
                2002..................................................      108
                2003..................................................       64
                                                                        --------
                                                                        $   277
                                                                        ========

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LITIGATION - Various state and federal class action complaints were brought against the Company in 1997, 1998 and 1999. On March 20, 2000, District Court Judge Gary L. Taylor approved a $13.0 million settlement of the State Actions and Federal Action. There were no objections to the settlement. The settlement was funded by the Company's insurance coverage.

         The Company is the defendant in an action filed in the Superior Court of the State of California for the County of Orange on October 20, 2000 by the lessor of the Company's industrial warehouse space. The plaintiff alleges the Company breached the lease by failing to pay rent and vacating the leased premises prior to the lease's expiration in 2007. A settlement agreement was entered into on January 24, 2001 whereby the Company is obligated to pay to the plaintiff approximately $235,000 (including interest) in equal monthly installments commencing February 2001 through July 2001. On actual receipt of the final monthly installment the plaintiff has agreed to dismiss the action against the Company. Provision has been made in the financial statements as of December 31, 2000 for the amount due under the settlement agreement.

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         In February 2001 the Company filed actions in the Superior Court of the State of California for the County of Los Angeles against three former customers of the Company. The claims seek damages for breaches of contract, and repayment of amounts due, in relation to merchandise sold and delivered, and for damages for breaches of contract relating to cancelled orders. The defendants have yet to respond to the filed actions. All amounts believed by the Company to be due have been fully reserved against in the consolidated financial statements.

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

11. MAJOR CUSTOMERS

         During the years ended December 31, 2000, 1999 and 1998, sales to one department store customer in its various regions represented approximately 43%, 38% and 8% of net sales, respectively. Cumulative sales to various divisions of one department store group represented approximately 14%, 15% and 30% of net sales during the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, cumulative sales to various divisions of two department store groups each represented approximately 13% of net sales during the year ended December 31, 2000.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's consolidated balance sheets include the following financial instruments: cash, accounts receivable, amounts due to its factor, accounts payable and long-term payables. The Company considers the carrying amounts in the financial statements to approximate fair value for cash, accounts receivable, accounts payable and amounts due to its factor, because of the relatively short period of time between origination and their expected realization. The carrying value of long-term payables approximates fair value as it represents the amounts for which certain of the Company's vendors will settle and release the Company from all claims of the vendors.

13. STOCKHOLDERS' (DEFICIT) EQUITY

         In February 1996, the Company completed an initial public offering of 2,000,000 shares of the Company's common stock for $18.00 per share, generating proceeds to the Company after underwriting discounts and expenses of approximately $32,100,000. In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholder $17,600,000, representing previously earned and undistributed taxable S corporation earnings in the form of promissory notes (S distribution notes). The estimated remaining amount payable to stockholder for previously earned and undistributed taxable S Corporation earnings under the S distribution notes was $255,000 and $215,000 at December 31, 2000 and 1999, respectively.

         During 1999, the Company's President, Chief Executive Officer and principal stockholder personally purchased excess insurance coverage for the benefit of the Company. Accordingly, a one-time, non-cash charge of $6.1 million is included in operating expenses for 1999 with an offsetting credit to stockholders' (deficit) equity. In 2000, the Company's President, Chief Executive Officer and principal stockholder personally was personally assigned a refund by the Company in respect of the excess insurance coverage purchased by him in 1999. Accordingly, one-time, non-cash earnings of $713,000 are included as a reduction of operating expenses in 2000 with an offsetting debit to stockholders' (deficit) equity. Neither the earnings nor the charge impact the Company's cash flows or total stockholders' (deficit) equity position.

         1995 STOCK OPTION PLAN - In December 1995, the Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and to certain advisors or consultants to the Company. A total of 1,500,000 shares have been reserved for issuance under the 1995 Plan. Options granted thereunder have an exercise price

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13. STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)

equal to the fair market value of the common stock on the date of grant. In April 2000, the Company amended the 1995 Plan so that an optionee's vesting in such options automatically terminates when the optionee's employment with the Company is terminated for reasons other than retirement, disability or death. In May 2000, the Company further amended the 1995 Plan so that employees whose employment is terminated by the Company, as a result of the implementation of its restructuring (Note 2), shall become immediately vested in the options granted under the 1995 Plan and so that the exercise period of such options is extended to one year from the date of termination.

         1995 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN - The Company's Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 30,000 shares of common stock on the date of such director's initial election or appointment to the Board of Directors and (ii) an option to purchase 3,000 shares of common stock on each anniversary thereof on which the director remains on the Board of Directors. A total of 250,000 shares have been reserved under the Directors Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant.

         Changes in shares under option for the 1995 Plan and the Directors Plan (the "Plans") are summarized as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------
                                                 2000                1999                1998
                                                 ----                ----                ----
                                                    WEIGHTED            WEIGHTED             WEIGHTED
                                                    AVERAGE             AVERAGE              AVERAGE
                                          SHARES     PRICE    SHARES     PRICE     SHARES     PRICE
                                        ----------  ------  ----------  -------  ----------  -------
Outstanding, beginning of year ......   1,107,260   $4.16   1,207,450   $ 5.40     405,600   $18.02
    Granted .........................      69,000    1.17     140,450     8.83   1,148,200     3.45
    Canceled ........................      56,193    4.37     179,440    16.05     346,350    13.71
    Exercised .......................         187    4.88      61,200     4.47          --       --
                                        ----------  ------  ----------  -------  ----------  -------
Outstanding, end of year ............   1,119,880   $3.97   1,107,260   $ 4.16   1,207,450   $ 5.40
                                        ==========  ======  ==========  =======  ==========  =======
Options exercisable, end of year ....     861,842   $4.09     377,960   $ 4.91     236,825   $12.96
                                        ==========  ======  ==========  =======  ==========  =======
Weighted average fair value of
    options granted during the year..               $0.83               $ 4.68               $ 3.01
                                                    ======              =======              =======

         Outstanding stock options for the Plans at December 31, 2000 consist of the following:

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                -------------------             -------------------
                                      WEIGHTED
                                      AVERAGE    WEIGHTED                  WEIGHTED
        RANGE OF                     REMAINING    AVERAGE                   AVERAGE
    EXERCISE PRICES        SHARES      LIFE       PRICE         SHARES       PRICE
    -----------------   -----------    -----     ---------    ----------   ---------
    $  2.00 - $  5.00      982,100      1.7      $   3.11       767,600    $   3.29
    $  7.00 - $ 11.00      118,780      5.6          8.78        75,242        8.71
    $ 18.00 - $ 24.00       19,000      5.2         18.00        19,000       18.00
                        -----------    -----     ---------    ----------   ---------
                         1,119,880      2.2      $   3.97       861,842    $   4.09
                        ===========    =====     =========    ==========   =========


         The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 2000, 1999 and 1998 assuming risk-free interest rates of 6.55%, 5.75% and 5.29%, respectively; volatility of 202%, 99% and 141%, respectively; zero dividend yield; and expected lives of five years for all periods. In accordance with APB Opinion No. 25, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock.

         As of December 31, 2000 there were 568,733 shares of common stock under the Plans that were available for future grant.

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13. STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)

         STOCK OPTION PLAN FOR EDWIN LEWIS. On November 30, 1998, the Board of Directors adopted the Stock Option Plan for Edwin Lewis (the "Lewis Plan"). The total number of shares of common stock of the Company authorized for issuance upon exercise of options under the Lewis Plan was established at 6,186,111, subject to adjustment.

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

         In connection with the execution of the Stock Option Agreements, the Company and Mossimo Giannulli entered into (i) a Contribution Agreement dated as of November 30, 1998, pursuant to which Mr. Giannulli agreed to contribute to the Company a number of shares of common stock equal to the aggregate number of shares of common stock to be issued by the Company upon Mr. Lewis' exercise of the Lewis Options and (ii) an Escrow Agreement dated as of November 30, 1998, pursuant to which Mr. Giannulli agreed to place 6,186,111 shares of common stock in an escrow account pending Mr. Lewis' exercise of the Lewis Options (together, the "Funding Agreements"). Mr. Giannulli entered into the Funding Agreements for no consideration payable by the Company.

         On March 28, 2000, Edwin Lewis resigned from his positions as President, Chief Executive Officer and Director of the Company. In connection with his resignation, Mossimo Giannulli was appointed as President and Chief Executive Officer of the Company, all options granted under the Lewis Plan were canceled and the Lewis Plan and Contribution Agreement were terminated.

         If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net loss and net loss per share would have resulted in the approximate pro forma amounts indicated below for the years ended December 31, 2000, 1999 and 1998:

                                            2000          1999          1998
                                         -----------   -----------   -----------
                                             (IN THOUSANDS EXCEPT PER SHARE)
                                             -------------------------------

     Actual net loss ..................  $  (12,288)   $  (12,941)   $  (13,798)
     Pro forma net loss ...............     (13,466)      (14,352)      (28,827)
     Actual net loss per share:
          Basic and diluted ...........  $    (0.81)   $    (0.86)   $    (0.92)
     Pro forma net loss per share:
          Basic and diluted ...........  $    (0.89)   $    (0.95)   $    (1.92)


14. VALUATION AND QUALIFYING ACCOUNTS

         Changes in the allowance for doubtful accounts, allowance for sales returns and markdowns and lease restructuring reserve for the years ended December 31, 2000, 1999 and 1998, are as follows:

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14. VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)

                                                                   ADDITIONS
                                                     BALANCE AT    CHARGED TO                   BALANCE AT
                                                     BEGINNING     COSTS AND                       END
                                                     OF PERIOD      EXPENSES     DEDUCTIONS     OF PERIOD
                                                    ------------  ------------  ------------   ------------
 Year ended December 31, 2000:
     Allowance for doubtful accounts ............   $   587,000   $        --   $  (380,000)   $   207,000
     Allowance for sales returns and markdowns ..     9,363,000            --    (1,980,000)     7,383,000
 Year ended December 31, 1999:
     Allowance for doubtful accounts ............   $   696,000   $    79,000   $  (188,000)   $   587,000
     Allowance for sales returns and markdowns ..     1,216,000    16,748,000    (8,601,000)     9,363,000
     Allowance for lease restructuring ..........       199,000            --      (199,000)            --
 Year ended December 31, 1998:
     Allowance for doubtful accounts ............   $   891,000   $   419,000   $  (614,000)   $   696,000
     Allowance for sales returns and markdowns ..     2,491,000     4,162,000    (5,437,000)     1,216,000
     Allowance for lease restructuring ..........            --     3,792,000    (3,593,000)       199,000


15. RELATED PARTY TRANSACTIONS

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

16. INTERIM FINANCIAL INFORMATION (UNAUDITED)

         The following tables set forth certain selected interim financial data for the Company by quarter for the years ended December 31, 2000 and 1999.


                                             YEAR ENDED DECEMBER 31, 2000
                                           ---------------------------------
                                 FIRST       SECOND      THIRD      FOURTH
                                QUARTER     QUARTER     QUARTER     QUARTER      YEAR
                               ---------   ---------   ---------   ---------   ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales ..................   $ 18,100    $  6,018    $     32    $     --    $ 24,150
Gross profit ...............      4,210      (1,100)        (21)        331       3,420
Net income (loss) ..........     (8,952)     (2,888)       (720)        272     (12,288)
Net income (loss) per share:
    Basic and diluted ......   $  (0.59)   $  (0.19)   $  (0.05)   $   0.02    $  (0.81)

                                             YEAR ENDED DECEMBER 31, 1999
                                           ---------------------------------
                                 FIRST       SECOND      THIRD      FOURTH
                                QUARTER     QUARTER     QUARTER     QUARTER      YEAR
                               ---------   ---------   ---------   ---------   ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
Net sales ..................   $  8,286    $ 11,401    $ 20,322    $  7,384    $ 47,393
Gross profit ...............      2,008       4,067       6,811      (2,562)     10,324
Net income (loss) ..........     (1,551)     (5,475)      1,041      (6,956)    (12,941)
Net income (loss) per share:
    Basic and diluted ......   $  (0.10)   $  (0.36)   $   0.07    $  (0.46)   $  (0.86)

CORPORATE INFORMATION

BOARD OF DIRECTORS                                   CORPORATE OFFICERS
Mossimo Giannulli                                    Mossimo Giannulli
Chairman of the Board, President and                 Chairman of the Board, President and
Chief Executive Officer                              Chief Executive Officer

Robert Martini                                       Gia Castrogiovanni
Chairman, Bergen Brunswig Corporation                Senior Vice President, Treasurer and Secretary

John Stafford
Retired Partner, KPMG Peat Marwick

William Halford
President, Irvine Office Company

Brett White
Chair of the Americas, CB Richard Ellis

INDEPENDENT ACCOUNTANTS                              INVESTOR RELATIONS COUNSEL
Arthur Andersen LLP                                  Integrated Corporate Relations
18201 Von Karman, Suite 800                          24 Post Road East
Irvine, CA 92612                                     Westport, CT 06880


LEGAL COUNSEL                                        TRANSFER AGENT
Latham & Watkins                                     ChaseMellon Shareholder Services
650 Town Center Drive, Suite 2000                    85 Challenger Road
Costa Mesa, CA 92626                                 Ridgefield Park, NJ 07660
                                                     (800) 552-6645

CORPORATE HEADQUARTERS                               STOCKHOLDER INQUIRIES/FORM 10-K FILING
Mossimo, Inc.                                        To receive a copy of the Company's
2016 Broadway                                        Form 10-K, Annual Report or for
Santa Monica, CA 90404                               other stockholder inquires, please
(310) 460-0040                                       call our investor reach line at
                                                     (888) 411-2329

SECURITIES LISTING
Shares of the Company's common
stock are traded on the National
Association of Securities Dealers
Over-the-Counter Bulletin Board
 under the symbol MGXO.OB.

                 (This page has been left blank intentionally.)