Form 10-Q
period 2001-03-31
MOSSIMO INC
filed 2001-05-15
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value                         15,246,042
         $.001 per share                   (Outstanding on April 30, 2001)
             (Class)

                            Exhibit Index on Page 14


                                          MOSSIMO, INC. AND SUBSIDIARY

                                               INDEX TO FORM 10-Q

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements:

Condensed consolidated balance sheets as of March 31, 2001 (unaudited) and December 31, 2000.......     3

Condensed consolidated statements of operations for the three months
    ended March 31, 2001 and 2000 (unaudited) .....................................................     4

Condensed consolidated statements of cash flows for the three months
    ended March 31, 2001 and 2000 (unaudited) .....................................................     5

Notes to condensed consolidated financial statements ..............................................     6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ....     9

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk ................................    11


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings ........................................................................    12

ITEM 6 - Exhibits and Reports on Form 8-K .........................................................    12


SIGNATURES ........................................................................................    13


INDEX TO EXHIBITS .................................................................................    14


                                 PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                  MOSSIMO, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        MARCH 31,  DECEMBER 31,
                                                                           2001        2000
                                                                        ---------   ---------
                                                                       (UNAUDITED)
                                             ASSETS
CURRENT ASSETS:
  Cash...............................................................   $  1,840    $     50
  Royalties receivable...............................................      3,823       1,171
  Prepaid expenses and other current assets..........................        489         102
                                                                        ---------   ---------
    Total current assets.............................................      6,152       1,323

PROPERTY AND EQUIPMENT, net..........................................        330         346
DEFERRED FINANCING COSTS, net........................................        223         247
OTHER ASSETS.........................................................         38          48
                                                                        ---------   ---------
                                                                        $  6,743    $  1,964
                                                                        =========   =========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Due to factor, net.................................................   $     15    $     31
  Line of credit.....................................................      4,000       3,000
  Accounts payable...................................................      2,788       2,267
  Accrued liabilities................................................        534         501
  Accrued bonus......................................................        717           -
  Royalty commission payable.........................................        531         125
  Deferred compensation..............................................        564         564
  Current portion of long-term debt..................................          1           3
  S distribution note................................................        255         255
                                                                        ---------   ---------
    Total current liabilities........................................      9,405       6,746

LINE OF CREDIT, net of current portion...............................      3,845       3,988
LONG-TERM PAYABLES, net of current portion...........................      1,190       1,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding..................................          -           -
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,246,042 - March 31, 2001
    and 15,080,042 - December 31, 2000...............................         15          15
  Additional paid-in capital.........................................     37,998      37,560
  Accumulated deficit................................................    (45,710)    (48,033)
                                                                        ---------   ---------
    Total stockholders' deficit......................................     (7,697)    (10,458)
                                                                        ---------   ---------
                                                                        $  6,743    $  1,964
                                                                        =========   =========

             See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                             ---------------
                                                           2001          2000
                                                        ---------     ---------
                                                              (UNAUDITED)

Net sales of apparel and related products............   $      -      $ 18,100
Royalties............................................      5,039         1,448
                                                        ---------     ---------
    Total revenues...................................      5,039        19,548

Cost of sales of apparel and related products........          -        13,890
                                                        ---------     ---------
                                                           5,039         5,658
                                                        ---------     ---------

OPERATING EXPENSES:
    Selling, general and administrative..............      2,500        10,326
    Restructuring....................................          -         4,055
                                                        ---------     ---------
        Total operating expenses.....................      2,500        14,381
                                                        ---------     ---------

Operating income (loss)..............................      2,539        (8,723)

OTHER EXPENSE:
    Interest expense, net............................        216           229
                                                        ---------     ---------

Net income (loss)....................................   $  2,323      $ (8,952)
                                                        =========     =========

Net earnings (loss) per common share:
    Basic............................................   $   0.15      $  (0.59)
                                                        =========     =========

    Diluted..........................................   $   0.15      $  (0.59)
                                                        =========     =========

Weighted average common shares outstanding:
    Basic............................................     15,150        15,079
                                                        =========     =========

    Diluted..........................................     15,189        15,079
                                                        =========     =========

     See accompanying notes to condensed consolidated financial statements.


                                  MOSSIMO, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)

                                                                                          FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                             ---------------
                                                                                            2001         2000
                                                                                          --------     --------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................................     $ 2,323      $(8,952)
Adjustment to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation and amortization....................................................          66          317
    Write-down of property and equipment.............................................           -        2,291
    Provision for doubtful receivables...............................................           -        4,058
    Restructuring charge.............................................................           -        1,764
    Non-cash compensation expense....................................................           -           75
    Changes in:
        Accounts receivable, net.....................................................           -          (83)
        Royalties receivable.........................................................      (2,652)           -
        Due from/to factor, net......................................................         (16)      (7,777)
        Inventories..................................................................           -        2,146
        Prepaid expenses and other current assets....................................        (387)        (498)
        Other assets.................................................................          10            -
        Accounts payable.............................................................          23          451
        Accrued liabilities..........................................................          33          161
        Accrued bonus................................................................         717            -
        Royalty commission payable...................................................         406            -
                                                                                          --------     --------
        Net cash provided by (used in) operating activities..........................         523       (6,047)
                                                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment...................................         (26)         (23)
                                                                                          --------     --------
        Net cash used in investing activities........................................         (26)         (23)
                                                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit.........................................................         857        5,894
Proceeds from issuance of common stock...............................................         438           22
Repayment of long-term debt..........................................................          (2)          (3)
                                                                                          --------     --------
        Net cash provided by financing activities....................................       1,293        5,913
                                                                                          --------     --------

NET INCREASE (DECREASE) IN CASH......................................................       1,790         (157)
CASH, beginning of period............................................................          50          473
                                                                                          --------     --------
CASH, end of period..................................................................     $ 1,840      $   316
                                                                                          ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest.........................................     $   200      $   237
                                                                                          ========     ========

             See accompanying notes to condensed consolidated financial statements.

                          MOSSIMO, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 on Form 10-K.

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of March 31, 2001 and December 31, 2000, the consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001.

         Certain reclassifications have been made in the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

2.       EARNINGS (LOSS) PER SHARE

         The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. For the three months ended March 31, 2000, there was no dilution from outstanding options. Potential dilution from outstanding stock options as of March 31, 2001 and 2000 was 1,339,000 and 359,000 shares, respectively.

         The reconciliation between net income (loss) and weighted average shares outstanding for basic and diluted earnings (loss) per share is as follows (all amounts in thousands, except per share data):

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                          2001         2000
                                                       ---------    ---------

Net income (loss)....................................  $  2,323     $ (8,952)
                                                       ---------    ---------
Weighted average shares outstanding - basic..........    15,150       15,079
                                                       ---------    ---------
Basic earnings (loss) per share......................  $   0.15     $  (0.59)
                                                       ---------    ---------

Add: dilutive effect of stock options................        39            -
                                                       ---------    ---------
Weighted average shares outstanding - diluted........    15,189       15,079
                                                       ---------    ---------
Diluted earnings (loss) per share....................  $   0.15     $  (0.59)
                                                       ---------    ---------

3.       RESTRUCTURING

         As a result of entering into a multi-year licensing agreement (the "Target Agreement") with Target Corporation ("Target") on March 28, 2000, a restructuring of the Company's business was initiated during the first quarter of 2000. Management implemented several changes to the Company's operations during the period from March 28, 2000 to the end of 2000. The restructuring included a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, and termination of relationships with substantially all existing customers and suppliers. The work force reduction was as a result of the termination of all sourcing, production and sales operations and included the President and Chief Executive Officer, and the Senior Vice Presidents of Operations, Design and Production.

         During the first quarter of 2000, the Company recorded a restructuring charge of approximately $4.1 million as a result of the changes to the Company's business described above following entering into the Target Agreement. This charge included (i) a write-down of property and equipment of approximately $2.3 million; (ii) an accrual for lease obligations of approximately $1.1 million and
(iii) severance expense of approximately $636,000. The restructuring was completed in 2000 and no restructuring charges were incurred in the first quarter of 2001.

4.       LINE OF CREDIT

         The Company's credit facility provides for a $9.0 million revolving credit line, which is collateralized by substantially all of the Company's assets. The revolving credit line is also secured by a $5.0 million personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the credit facility bear interest at a bank's prime rate plus 1.5% . The revolving credit line shall be reduced at the rate of $1.0 million per quarter beginning on June 1, 2001 and terminates on June 1, 2003. The personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer shall be reduced at the rate of $500,000 per quarter beginning on June 1, 2001. At March 31, 2001 approximately $7.8 million was outstanding under the line of credit.

         Future scheduled line of credit payments are as follows (in thousands):

           Year ending March 31:
                2002......................................   $ 4,000
                2003......................................     3,845
                                                             -------
           Total scheduled maturities.....................     7,845

                Less: current portion.....................     4,000
                                                             -------
                Long-term portion.........................   $ 3,845
                                                             -------

5.       LONG-TERM PAYABLES

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

         Effective November 1, 2000 the Company terminated its endorsement agreement with a PGA professional. In connection with this termination the Company agreed to pay to the PGA professional $1,760,993, payable by an initial payment of $325,000 followed by equal monthly installments of principal and interest, from April 2001 through March 2002. Interest commencing April 2001 at the rate of 12% accrues on the outstanding amount due.

         Future scheduled long-term payables payments are as follows (in thousands):

           Year ending March 31:
                2002.................................................... $ 1,895
                2003....................................................     550
                2004....................................................     550
                2005....................................................      90
                                                                         -------
           Total scheduled maturities...................................   3,085

                Less: current portion (included in accounts payable)....   1,895
                                                                         -------
                Long-term portion....................................... $ 1,190
                                                                         -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         As a result of entering into a multi-year licensing agreement (the "Target Agreement") with Target Corporation ("Target") on March 28, 2000, the Company restructured its business in the period from March 28, 2000 to the end of 2000. Management implemented several changes to the Company's operations during this period including, most significantly, a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, termination of all sourcing, production and sales operations and termination of relationships with substantially all existing customers and suppliers. The Company now operates as a licensor of its trademarks and contributes design services, principally to Target, and no longer manufactures, sources or directly markets its own products.

         The Target Agreement is structured to provide royalty rate reductions for Target after it achieves certain levels of retail sales of Mossimo branded products during each fiscal year. As a result, the Company's royalty revenues as a percentage of Target's retail sales of Mossimo branded products will be highest at the beginning of each fiscal year and decrease throughout each fiscal year as Target reaches certain retail sales thresholds contained in the Target Agreement. Therefore, the amount of royalty revenue received by the Company in any quarter from Target is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales for the fiscal year, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year.

         As a result of entering into the Target Agreement, the Company made no sales of apparel and related products in the three months ended March 31, 2001. Net sales of apparel and related products in the three months ended March 31, 2000 were $18.1 million.

         Royalty income increased from $1.4 million in the first quarter of 2000 to $5.0 million in the first quarter of 2001. Royalty income due under the Target Agreement amounted to $4.7 million in the first quarter of 2001. No royalty income was earned under the Target Agreement in the first quarter of 2000. Royalty income from licensees other than Target decreased from $1.4 million in the first quarter of 2000 to $354,000 in the corresponding period of 2001. The decrease was primarily due to decreased royalty income from a licensee who manufactures and distributes the Mossimo line of women's swimwear and bodywear. As a result of entering into the Target Agreement, the license agreement in respect of the Mossimo line of women's swimwear and bodywear was amended and royalty payments decreased from 6% to 2% of net sales of women's swimwear and bodywear.

         Total operating expenses decreased to $2.5 million in the first quarter of 2001 from $14.4 million in the corresponding quarter of 2000.

         Selling, general and administrative expenses decreased to $2.5 million in the first quarter of 2001 from $10.3 million in the corresponding quarter of 2000. As a result of the Company's restructuring described above, the Company's payroll, marketing, merchandising, travel, building and office expenses decreased from $4.5 million in the first quarter of 2000 to $1,375,000 in the first quarter of 2001.

         Additionally, general and administrative expenses decreased from $5.8 million in the first quarter of 2000 to $376,000 in the first quarter of 2001 primarily as a result of the elimination of commission expense of $147,000 incurred in respect of the factoring of certain of the Company's receivables in the first quarter of 2000, a decrease in legal and professional fees from $887,000 in the first quarter of 2000 to $190,000 in the corresponding period of 2001 and a charge incurred in the first quarter of 2000 in respect of bad debts of $4.1 million.

         These decreases were partially offset by an increase in selling expenses from $52,000 in the first quarter of 2000 to $703,000 in the corresponding period of 2001 as a result of obligations due to a third party who assisted the Company in connection with entering the Target Agreement and who receives 15% of all royalties received by the Company from Target.

         During the first quarter of 2000, the Company recorded a restructuring charge of approximately $4.1 million as a result of the changes to the Company's business described above following entering into the Target Agreement. This charge included (i) a write-down of property and equipment of approximately $2.3 million; (ii) an accrual for lease obligations of approximately $1.1 million and
(iii) severance expense of approximately $636,000. The restructuring was completed in 2000 and no restructuring charges were incurred in the first quarter of 2001.

         The Company had net interest expense of $216,000 in the first quarter of 2001 compared to net interest expense of $229,000 in the corresponding quarter of 2000.

         The Company recorded no tax expense in the three months ended March 31, 2001 as a result of the Company having approximately $39.3 million and $25.2 million of federal and state net operating loss carryforwards, respectively, at December 31, 2000 and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization. Any tax expense on the Company's pre-tax income is offset by an equivalent reduction in the Company's valuation allowance on its deferred tax assets.

         The Company recorded no tax benefit in the three months ended March 31, 2000 as a result of its pre-tax loss. Losses for the three months ended March 31, 2000 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

         The Company's net income for the three months ended March 31, 2001 was $2.3 million compared to a net loss of 9.0 million for the three months ended March 31, 2000 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled approximately $523,000 for the three months ended March 31, 2001. Cash provided by operating activities was comprised primarily of the Company's net income of $2.3 million and an increase in accrued bonus of $717,000 and of $406,000 in royalty commissions payable, offset by an increase in royalties receivable of $2.7 million and an increase in prepaid expenses and other current assets of $387,000. At March 31, 2001, working capital deficit was approximately $3.3 million as compared to a deficit of $5.4 million at December 31, 2000. The decrease in working capital deficit is primarily due to a $1.8 million increase in the Company's cash balances and a $2.7 million increase in royalties receivable, partially offset by an increase in accrued bonus of $717,000 and by a $1.0 million increase in the current portion of the Company's line of credit during the three months ended March 31, 2001.

         Net cash provided by financing activities was $1.3 million in the three months ended March 31, 2001. Cash provided by financing activities was comprised of additional borrowings of $857,000 under the Company's line of credit and $438,000 of additional paid-in capital received as a result of the exercise of certain stock options in the three months ended March 31, 2001.

         The Company's credit facility provides for a $9.0 million revolving credit line, which is collateralized by substantially all of the Company's assets. The revolving credit line is also secured by a $5.0 million personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the credit facility bear interest at a bank's prime rate plus 1.5% . The revolving credit line shall be reduced at the rate of $1.0 million per quarter beginning on June 1, 2001 and terminates on June 1, 2003. The personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer shall be reduced at the rate of $500,000 per quarter beginning on June 1, 2001. At March 31, 2001 approximately $7.8 million was outstanding under the line of credit.

         Although no assurances can be given, management believes that the Company's short-term and long-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 2001.

FORWARD LOOKING INFORMATION

         This report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including the demand for the Company's products in Target stores which have not traditionally sold the Company's products, changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors listed in "Risk Factors" in the Company's Form 10-K filing for the year ending December 31, 2000. Accordingly, undue reliance should not be placed on these forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1.0% increase in interest rates occurring on April 1, 2001 would result in an increase in interest expense for the following 12 months of approximately $80,000.

         The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

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

         On February 1, 2001, the Company filed actions in the Superior Court of the State of California for the County of Los Angeles against Macy's West, Inc., Bloomingdale's, Inc., and Federated Department Stores, three former customers of the Company. As to Macy's West, Inc., the complaint seeks damages of approximately $857,000 for merchandise sold and delivered and $1,000,000 for breach of contract related to cancelled orders. As to Bloomingdale's, Inc., the complaint seeks damages of approximately $62,000 for merchandise sold and delivered and $75,000 related to cancelled orders. As to Federated Department Stores, the complaint seeks damages for interference with contract of approximately $3,000,000. Macy's West, Inc., Bloomingdale's, Inc., and Federated Department Stores have responded to the complaints denying any liability. The Company intends to vigorously pursue its claims. All the amounts believed by the Company to be due have been fully reserved against in its condensed consolidated financial statements.

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


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

           (a)    The following exhibits are included herein:

                  3.1      Certificate of Incorporation of the Company*

                  3.2      Bylaws of the Company*


           (b)    Reports on Form 8-K

                  The Registrant did not file a report on Form 8-K during the three months ended March 31, 2001


            * Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2001.


                              MOSSIMO, INC.


                          /S/ MOSSIMO GIANNULLI
                          ----------------------
                              Mossimo Giannulli
                              President and Chief Executive Officer


                          /S/ GIA CASTROGIOVANNI
                          ----------------------
                              Gia Castrogiovanni
                              Senior Vice President, Treasurer and Secretary (Principal Accounting Officer)

                                INDEX TO EXHIBITS


   Exhibit
   Number         Description
--------------------------------------------------------------------------------

     3.1          Certificate of Incorporation of the Company*

     3.2          Bylaws of the Company*


     * Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597