Form 10-Q
period 2001-06-30
MOSSIMO INC
filed 2001-08-13
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Common Stock, par value                           15,290,042
            $.001 per share                      (Outstanding on August 1, 2001)
               (Class)

                            Exhibit Index on Page 16

                          MOSSIMO, INC. AND SUBSIDIARY

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements:
Condensed consolidated balance sheets as of June 30, 2001 (unaudited)
    and December 31, 2000..................................................... 2

Condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 (unaudited)........................... 3

Condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 (unaudited).................................. 4

Notes to condensed consolidated financial statements.......................... 5

ITEM 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................. 8

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk............12


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings....................................................13

ITEM 4 - Submission of Matters to a Vote of Security Holders..................13

ITEM 6 - Exhibits and Reports on Form 8-K.....................................14


SIGNATURES....................................................................15


INDEX TO EXHIBITS.............................................................16

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          MOSSIMO, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    JUNE 30,  DECEMBER 31,
                                                                     2001         2000
                                                                   ---------   ---------
                                                                  (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash .........................................................   $  2,927    $     50
  Royalties receivable .........................................      2,238       1,171
  Prepaid expenses and other current assets ....................        367         102
                                                                   ---------   ---------
    Total current assets .......................................      5,532       1,323

PROPERTY AND EQUIPMENT, net ....................................        298         346
DEFERRED FINANCING COSTS, net ..................................        199         247
OTHER ASSETS ...................................................         38          48
                                                                   ---------   ---------
                                                                   $  6,067    $  1,964
                                                                   =========   =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Due to factor, net ...........................................   $     15    $     31
  Line of credit ...............................................      4,000       3,000
  Accounts payable .............................................      2,312       2,267
  Accrued liabilities ..........................................        465         501
  Accrued bonus ................................................        626           -
  Royalty commission payable ...................................        481         125
  Deferred compensation ........................................          -         564
  Current portion of long-term debt ............................          -           3
  S distribution note ..........................................        255         255
                                                                   ---------   ---------
    Total current liabilities ..................................      8,154       6,746

LINE OF CREDIT, net of current portion .........................      3,023       3,988
LONG-TERM PAYABLES, net of current portion .....................      1,046       1,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ............................          -           -
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,237,042 - June 30, 2001
    and 15,080,042 - December 31, 2000 .........................         15          15
  Additional paid-in capital ...................................     38,031      37,560
  Accumulated deficit ..........................................    (44,202)    (48,033)
                                                                   ---------   ---------
    Total stockholders' deficit ................................     (6,156)    (10,458)
                                                                   ---------   ---------
                                                                   $  6,067    $  1,964
                                                                   =========   =========

     See accompanying notes to condensed consolidated financial statements.


                                         MOSSIMO, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS            SIX MONTHS
                                                    ENDED JUNE 30,         ENDED JUNE 30,
                                                ---------------------   ---------------------
                                                   2001        2000        2001        2000
                                                ---------   ---------   ---------   ---------
                                                     (UNAUDITED)             (UNAUDITED)
Net sales of apparel and related products ...   $      -    $  6,018    $      -    $ 24,118
Royalties ...................................      5,118         576      10,157       2,024
                                                ---------   ---------   ---------   ---------
    Total revenues ..........................      5,118       6,594      10,157      26,142

Cost of sales of apparel and related products          -       7,118           -      21,008
                                                ---------   ---------   ---------   ---------
                                                   5,118        (524)     10,157       5,134
                                                ---------   ---------   ---------   ---------

OPERATING EXPENSES:
    Selling, general and administrative .....      3,433       3,271       5,933      13,597
    Restructuring ...........................          -        (394)          -       3,661
    Vendor discounts ........................          -        (744)          -        (744)
                                                ---------   ---------   ---------   ---------

        Total operating expenses ............      3,433       2,133       5,933      16,514
                                                ---------   ---------   ---------   ---------

Operating income (loss) .....................      1,685      (2,657)      4,224     (11,380)
                                                ---------   ---------   ---------   ---------

OTHER EXPENSE:
    Interest expense, net ...................        177         231         393         460
                                                ---------   ---------   ---------   ---------

Net income (loss) ...........................   $  1,508    $ (2,888)   $  3,831    $(11,840)
                                                =========   =========   =========   =========

Net earnings (loss) per common share:
    Basic ...................................   $   0.10    $  (0.19)   $   0.25    $  (0.79)
                                                =========   =========   =========   =========

    Diluted .................................   $   0.10    $  (0.19)   $   0.25    $  (0.79)
                                                =========   =========   =========   =========


Weighted average common shares outstanding:

    Basic ...................................     15,241      15,080      15,198      15,080
                                                =========   =========   =========   =========

    Diluted .................................     15,402      15,080      15,235      15,080
                                                =========   =========   =========   =========


     See accompanying notes to condensed consolidated financial statements.


                               MOSSIMO, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                                                                FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                              ---------------------
                                                                                 2001        2000
                                                                              ---------   ---------
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .........................................................   $  3,831    $(11,840)
Adjustment to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Depreciation and amortization .........................................        130         417
    Write-down of property and equipment ..................................          -       2,336
    Gain on disposition of property and equipment .........................          -        (151)
    Provision for doubtful receivables ....................................          -       4,729
    Restructuring charge ..................................................          -       1,476
    Vendor discounts ......................................................          -        (744)
    Non-cash compensation expense .........................................          -         125
    Changes in:
        Accounts receivable, net ..........................................          -         294
        Royalties receivable ..............................................     (1,067)          -
        Due from/to factor, net ...........................................        (16)     (5,146)
        Inventories .......................................................          -       5,655
        Prepaid expenses and other current assets .........................       (265)         17
        Other assets ......................................................         10           -
        Accounts payable ..................................................       (597)        872
        Accrued liabilities ...............................................        (36)     (1,123)
        Accrued bonus .....................................................        626           -
        Royalty commission payable ........................................        356           -
        Deferred compensation .............................................       (564)          -
                                                                              ---------   ---------
        Net cash provided by (used in) operating activities ...............      2,408      (3,083)
                                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITITES:
Proceeds from disposition of property and equipment .......................          -         327
Payments for acquisition of property and equipment ........................        (34)        (27)
                                                                              ---------   ---------
        Net cash provided by (used in) investing activities ...............        (34)        300
                                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit ..............................................         35       2,545
Proceeds from issuance of common stock ....................................        471          22
Repayment of long-term debt ...............................................         (3)         (6)
                                                                              ---------   ---------
        Net cash provided by financing activities .........................        503       2,561
                                                                              ---------   ---------

NET INCREASE (DECREASE) IN CASH ...........................................      2,877        (222)
CASH, beginning of period .................................................         50         473
                                                                              ---------   ---------
CASH, end of period .......................................................   $  2,927    $    251
                                                                              =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest ..............................   $    377    $    476
                                                                              =========   =========
    Non-cash acquisition of property and equipment ........................   $      -    $     40
                                                                              =========   =========
    Reclassification of accounts payable to long-term payables ............   $      -    $  1,652
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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of June 30, 2001 and December 31, 2000, the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001.

     Certain reclassifications have been made in the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

2. EARNINGS (LOSS) PER SHARE

     The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. For the three and six months ended June 30, 2000, there was no dilution from outstanding options. Stock options excluded from diluted weighted average shares outstanding for the three months ended June 30, 2001 and 2000 were 211,000 and 1,081,000, respectively, as they were antidilutive. Stock options excluded from diluted weighted average shares outstanding for the six months ended June 30, 2001 and 2000 were 815,000 and 847,000, respectively, as they were antidilutive.

     The reconciliation between net income (loss) and weighted average shares outstanding for basic and diluted earnings (loss) per share is as follows (all amounts in thousands, except per share data):

                                                     Three Months           Six Months
                                                    Ended June 30,        Ended June 30,
                                                --------------------   --------------------
                                                   2001       2000       2001        2000
                                                ---------  ---------   ---------  ---------
Net income (loss) ...........................   $  1,508   $ (2,888)   $  3,831   $(11,840)
Weighted average shares outstanding - basic .     15,241     15,080      15,198     15,080
Basic earnings (loss) per share .............   $   0.10   $  (0.19)   $   0.25   $  (0.79)

Add: dilutive effect of stock options .......        161          -          37          -
Weighted average shares outstanding - diluted     15,402     15,080      15,235     15,080
Diluted earnings (loss) per share ...........   $   0.10   $  (0.19)   $   0.25   $  (0.79)


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

     During the six months ended June 30, 2000, the Company recorded a restructuring charge of approximately $3.7 million as a result of the changes to the Company's business described above following entering into the Target Agreement. This charge included (i) a write-down of property and equipment of approximately $2.3 million; (ii) an accrual for lease obligations of approximately $611,000; (iii) severance expense of approximately $601,000; (iv) $203,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of ($151,000). During the six months ended June 30, 2000, the Company paid $444,000 for severance obligations. The restructuring was completed in 2000 and no restructuring charges were incurred in the first six months of 2001.

4. VENDOR DISCOUNTS

     In the second quarter of 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company had substantially completed its implementation of the creditor plan by June 30, 2000 and recorded vendor discounts of $744,000 during the second quarter of 2000.

5. LINE OF CREDIT

     In July 2000, the Company entered into an amended credit facility providing for a $9.0 million revolving credit line, which is collateralized by substantially all of the Company's assets. The revolving credit line is also secured by a $5.0 million personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the credit facility bear interest at a bank's prime rate plus 1.5% . The revolving credit line shall be reduced at the rate of $1.0 million per quarter beginning on June 1, 2001 and terminates on June 1, 2003. The personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer shall be reduced at the rate of $500,000 per quarter beginning on June 1, 2001. At June 30, 2001 the Company's credit facility provided for an $8.0 million revolving credit line and the Company had approximately $7.0 million outstanding under the line of credit.

     Future scheduled line of credit payments are as follows (in thousands):

           Twelve months ending June 30:
                2002................................................... $ 4,000
                2003...................................................   3,023
                                                                        --------
           Total scheduled maturities..................................   7,023

                Less: current portion..................................   4,000
                                                                        --------
                Long-term portion                                       $ 3,023
                                                                        ========

6. LONG-TERM PAYABLES

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

     Effective November 1, 2000 the Company terminated its endorsement agreement with a PGA professional. In connection with this termination, the Company agreed to pay to the PGA professional $1,760,993, payable by an initial payment of $325,000 followed by equal monthly installments of principal and interest, from April 2001 through March 2002. Interest commences April 2001 at the rate of 12% accrues on the outstanding amount due.

     Future scheduled long-term payables payments are as follows (in thousands):

           Twelve months ending June 30:
                2002................................................... $ 1,627
                2003...................................................     550
                2004...................................................     496
                                                                        --------
           Total scheduled maturities..................................   2,673

                Less: current portion (included in accounts payable)...   1,627
                                                                        --------

                Long-term portion...................................... $ 1,046
                                                                        ========

7. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

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

     As a result of entering into the Target Agreement, the Company made no sales of apparel and related products in the three months ended June 30, 2001. Net sales of apparel and related products in the three months ended June 30, 2000 were $6.0 million.

     Royalty income increased from $576,000 in the second quarter of 2000 to $5.1 million in the second quarter of 2001. Royalty income due under the Target Agreement amounted to $4.8 million in the second quarter of 2001. No royalty income was earned under the Target Agreement in the second quarter of 2000. Royalty income from licensees other than Target decreased from $576,000 in the second quarter of 2000 to $356,000 in the corresponding period of 2001. The decrease was primarily due to decreased royalty income from a licensee who manufactures and distributes the Mossimo line of women's swimwear and bodywear. As a result of entering into the Target Agreement, the license agreement in respect of the Mossimo line of women's swimwear and bodywear was amended and royalty payments decreased from 6% to 2% of net sales of women's swimwear and bodywear.

     Total operating expenses increased to $3.4 million in the second quarter of 2001 from $2.1 million in the corresponding quarter of 2000.

     Selling, general and administrative expenses increased to $3.4 million in the second quarter of 2001 from $3.3 million in the corresponding quarter of 2000. The Company's payroll costs increased from $594,000 in the second quarter of 2000 to $2.2 million in the corresponding period of 2001. The increase was primarily due to a bonus to the Company's President, Chief Executive Officer and principal designer of $1.4 million incurred in the second quarter of 2001 in accordance with the terms of his employment agreement, which resulted from net royalties from Target in the quarter being in excess of the minimum net royalties payable for the quarter under the Target Agreement.

     Selling expenses increased in the second quarter of 2001 to $718,000 from $10,000 in the second quarter of 2000 as a result of obligations due to a third party who assisted the Company in connection with entering the Target Agreement and who receives 15% of all royalties received by the Company from Target.

      As a result of the Company's restructuring described above, the Company's marketing, merchandising, building and office expenses decreased from $1.3 million in the second quarter of 2000 to $113,000 in the second quarter of 2001.

     Additionally, general and administrative expenses decreased from $1.3 million in the second quarter of 2000 to $327,000 in the second quarter of 2001 primarily as a result of a charge incurred in the second quarter of 2000 in respect of bad debts of $672,000.

     During the second quarter of 2000, the Company recorded a restructuring gain of approximately $394,000 primarily as a result of adjustments to the restructuring charge recorded in the first quarter of 2000 following the changes to the Company's business described above. This gain included (i) an adjustment to the earlier accrual for lease obligations of ($517,000); (ii) a gain on disposal of property and equipment previously written down of ($151,000); (iii) an adjustment to earlier accrued severance expense of ($35,000); (iv) $203,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a write-down of property and equipment of $45,000. The restructuring was completed in 2000, and no restructuring charges or gains were incurred or recorded in the second quarter of 2001.

     In the second quarter of 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement the Company developed a creditor plan (the "Creditor Plan") to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company had substantially completed its implementation of the creditor plan by June 30, 2000 and recorded vendor discounts of $744,000 during the second quarter of 2000.

     The Company had net interest expense of $177,000 in the second quarter of 2001 compared to net interest expense of $231,000 in the second quarter of 2000.

     The Company recorded no tax provision in the three months ended June 30, 2001 as a result of the Company having approximately $39.3 million and $25.2 million of federal and state net operating loss carryforwards, respectively, at December 31, 2000 and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization. Any tax expense on the Company's pre-tax income is offset by an equivalent reduction in the Company's valuation allowance on its deferred tax assets.

     The Company recorded no tax benefit as a result of its net loss in the three months ended June 30, 2000. Losses for the three months ended June 30, 2000 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

     The Company's net income for the three months ended June 30, 2001 was $1.5 million compared to a net loss of $2.9 million for the three months ended June 30, 2000 due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     As a result of entering into the Target Agreement, the Company made no sales of apparel and related products in the six months ended June 30, 2001. Net sales of apparel and related products in the six months ended June 30, 2000 were $24.1 million.

     Royalty income increased from $2.0 million in the first six months of 2000 to $10.2 million in the first six months of 2001. Royalty income due under the Target Agreement amounted to $9.4 million in the first six months of 2001. No royalty income was earned under the Target Agreement in the first six months of 2000. Royalty income from licensees other than Target decreased from $2.0 million in the first six months of 2000 to $710,000 in the corresponding period of 2001. The decrease was primarily due to decreased royalty income from a licensee who manufactures and distributes the Mossimo line of women's swimwear and bodywear. As a result of entering into the Target Agreement, the license agreement in respect of the Mossimo line of women's swimwear and bodywear was amended and royalty payments decreased from 6% to 2% of net sales of women's swimwear and bodywear.

     Total operating expenses decreased to $5.9 million in the first six months of 2001 from $16.5 million in the corresponding period of 2000.

     Selling, general and administrative expenses decreased to $5.9 million in the first six months of 2001 from $13.6 million in the corresponding period of 2000. The Company's payroll costs increased from $2.0 million in the first six months of 2000 to $3.4 million in the corresponding period of 2001. The increase was primarily due to a bonus to the Company's President, Chief Executive Officer and principal designer of $2.1 million incurred in the first six months of 2001 in accordance with the terms of his employment agreement, which resulted from net royalties from Target in the six months being in excess of the minimum net royalties payable for the six months under the Target Agreement. The increase was offset by a decrease in payroll costs from $2.0 million in the first six months of 2000 to $1.3 million in the corresponding period of 2001 as a result of the Company's restructuring described above.

     Selling expenses increased from $62,000 in the first six months of 2000 to $1.4 million in the corresponding period of 2001 as a result of obligations due to a third party who assisted the Company in connection with entering the Target Agreement and who receives 15% of all royalties received by the Company from Target.

     As a result of the Company's restructuring described above, the Company's marketing, merchandising, travel, building and office expenses decreased from $4.3 million in the first six months of 2000 to $287,000 in the first six months of 2001.

     Additionally, general and administrative expenses decreased from $7.1 million in the first six months of 2000 to $702,000 in the first six months of 2001 primarily as a result of the elimination of commission expense of $208,000 incurred in respect of the factoring of certain of the Company's receivables in the first six months of 2000, a decrease in legal and professional fees from $1.2 million in the first six months of 2000 to $382,000 in the corresponding period of 2001, a decrease in depreciation from $417,000 in the first six months of 2000 to $81,000 in the corresponding period of 2001 and a charge incurred in the first six months of 2000 in respect of bad debts of $4.7 million.

     During the first six months of 2000, the Company recorded a restructuring charge of approximately $3.7 million as a result of the changes to the Company's business described above. This charge included (i) a write-down of property and equipment of approximately $2.3 million; (ii) an accrual for lease obligations of approximately $611,000; (iii) severance expense of approximately $601,000;
(iv) $203,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of ($151,000). The restructuring was completed in 2000 and no restructuring charges were incurred in the first six months of 2001.

     In connection with the Creditor Plan described above, the Company recorded vendor discounts of $744,000 during the first six months of 2000.

     The Company had net interest expense of $393,000 in the first six months of 2001 compared to net interest expense of $460,000 in the first six months of 2000.

     The Company recorded no tax provision in the six months ended June 30, 2001 as a result of the Company having approximately $39.3 million and $25.2 million of federal and state net operating loss carryforwards, respectively, at December 31, 2000 and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization. Any tax expense on the Company's pre-tax income is offset by an equivalent reduction in the Company's valuation allowance on its deferred tax assets.

     The Company recorded no tax benefit as a result of its pre-tax loss in the six months ended June 30, 2000. Losses for the six months ended June 30, 2000 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

     The Company's net income for the six months ended June 30, 2001 was $3.8 million compared to a net loss of $11.8 million for the six months ended June 30, 2000 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $2.4 million for the six months ended June 30, 2001. Cash provided by operating activities was comprised primarily of the Company's net income of $3.8 million and increases in accrued bonus of $626,000 and in royalty commissions payable of $356,000, offset by an increase in royalties receivable of $1.1 million, a decrease in accounts payable of $597,000 and a decrease in deferred compensation of $564,000. At June 30, 2001, working capital deficit was approximately $2.6 million as compared to a deficit of $5.4 million at December 31, 2000. The decrease in working capital deficit is primarily due to a $2.9 million increase in the Company's cash balances, a $1.1 million increase in royalties receivable and a decrease in deferred compensation liability of $564,000, partially offset by an increase in accrued bonus of $626,000 and by a $1.0 million increase in the current portion of the Company's line of credit during the six months ended June 30, 2001.

     Net cash provided by financing activities was $503,000 in the six months ended June 30, 2001. Cash provided by financing activities was primarily comprised of net additional borrowings of $35,000 under the Company's line of credit and $471,000 of additional paid-in capital received as a result of the exercise of certain stock options in the six months ended June 30, 2001.

     At June 30, 2001, the Company's credit facility provides for an $8.0 million revolving credit line, which is collateralized by substantially all of the Company's assets. At June 30, 2001, the revolving credit line is also secured by a $4.5 million personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the credit facility bear interest at a bank's prime rate plus 1.5% . The revolving credit line is reduced at the rate of $1.0 million per quarter beginning on September 1, 2001 and terminates on June 1, 2003. The personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer is reduced at the rate of $500,000 per quarter beginning on September 1, 2001. At June 30, 2001 approximately $7.0 million was outstanding under the line of credit.

     Although no assurances can be given, management believes that the Company's short-term and long-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 2001.

FORWARD LOOKING INFORMATION

     This report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including the Company's ability to execute its new business strategy, the Company's ability to collect its outstanding receivables and obtain additional financing to meet its obligations, the demand for the Company's products in Target stores which have not traditionally sold the Company's products, changes in consumer demands and preferences, competition from other lines both within and outside of Target stores, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors listed in "Risk Factors" in the Company's Form 10-K filing for the year ending December 31, 2000. Accordingly, undue reliance should not be placed on these forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit and factoring agreement. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1.0% increase in interest rates occurring on July 1, 2001 would result in an increase in interest expense for the following 12 months of approximately $70,000.

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

     On February 1, 2001, the Company filed actions in the Superior Court of the State of California for the County of Los Angeles against Macy's West, Inc., Bloomingdale's, Inc., and Federated Department Stores, three former customers of the Company. As to Macy's West, Inc., the complaint seeks damages of approximately $857,000 for merchandise sold and delivered and $1,000,000 for breach of contract related to cancelled orders. As to Bloomingdale's, Inc., the complaint seeks damages of approximately $62,000 for merchandise sold and delivered and $75,000 related to cancelled orders. As to Federated Department Stores, the complaint seeks damages for interference with contract of approximately $3,000,000. Macy's West, Inc., Bloomingdale's, Inc., and Federated Department Stores have responded to the complaints denying any liability. The Company intends to vigorously pursue its claims. All the amounts believed by the Company to be due from these customers have been fully reserved against in the Company's condensed consolidated financial statements due to the uncertainty of the outcome of the Company's claims.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Annual Meeting:

             The 2001 Annual Meeting of stockholders of Mossimo, Inc. was held on June 11, 2001.

         (b) Election of Director:

             The following Director nominee was elected at the Annual Meeting:

                           Brett White - Class III

             The Directors whose terms of office continue are:

                           Mossimo Giannulli - Class I
                           William R. Halford - Class II
                           Robert Martini - Class II

             John H. Stafford's term of office as a Class III Director expired at the date of the Annual Meeting. Mr. Stafford did not seek re-election.

         (c) The matters voted upon at the meeting and the results of the votes were as follows:

                                                                                     Shares
                                                                                   Abstaining
                                                    Votes            Votes         and Broker
                                                     For            Against         Non-Vote
                                                     ---            -------         --------
             Brett White-Class III Director       15,049,186         32,938         163,918

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)    The following exhibits are included herein:

                  3.1      Certificate of Incorporation of the Company*
                  3.2      Bylaws of the Company*

           (b)    Reports on Form 8-K

                  The Registrant filed a current report on Form 8-K on May 21, 2001 that related to the Company's employment agreement with Mossimo Giannulli, the Company's President, Chief Executive Officer and principal designer.

           * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August 2001.


                                  MOSSIMO, INC.


                                  /s/ MOSSIMO GIANNULLI
                                  ----------------------------------------------
                                  Mossimo Giannulli
                                  President and Chief Executive Officer

                                  /s/ GIA CASTROGIOVANNI
                                  ----------------------------------------------
                                  Gia Castrogiovanni
                                  Senior Vice President, Treasurer and Secretary (Principal Accounting Officer)

                                INDEX TO EXHIBITS


   Exhibit
   Number         Description
--------------------------------------------------------------------------------

     3.1          Certificate of Incorporation of the Company*

     3.2          Bylaws of the Company*



     * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)