Form 10-Q
period 2001-09-30
MOSSIMO INC
filed 2001-11-13
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value                             15,330,042
         $.001 per share                      (Outstanding on October 18, 2001)
             (Class)

                            Exhibit Index on Page 16

================================================================================

                                               MOSSIMO, INC. AND SUBSIDIARY

                                                    INDEX TO FORM 10-Q

                                                                                                                     Page
                                                                                                                     ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements:

Condensed consolidated balance sheets as of September 30, 2001 (unaudited) and December 31, 2000...................     2

Condensed consolidated statements of operations for the three and nine months
    ended September 30, 2001 and 2000 (unaudited) .................................................................     3

Condensed consolidated statements of cash flows for the nine months
    ended September 30, 2001 and 2000 (unaudited) .................................................................     4

Notes to condensed consolidated financial statements ..............................................................     5


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ....................     8


ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk ................................................    13



PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings ........................................................................................    14


ITEM 6 - Exhibits and Reports on Form 8-K .........................................................................    14


SIGNATURES ........................................................................................................    15


INDEX TO EXHIBITS .................................................................................................    16

=========================================================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   MOSSIMO, INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2001             2000
                                                                   --------------   --------------
                                                                    (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
  Cash .........................................................   $       3,034    $          50
  Royalties receivable .........................................           1,836            1,171
  Prepaid expenses and other current assets ....................             746              102
                                                                   --------------   --------------
    Total current assets .......................................           5,616            1,323

PROPERTY AND EQUIPMENT, net ....................................             261              346
DEFERRED FINANCING COSTS, net ..................................             175              247
OTHER ASSETS ...................................................             103               48
                                                                   --------------   --------------
                                                                   $       6,155    $       1,964
                                                                   ==============   ==============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Due to factor, net ...........................................   $          15    $          31
  Line of credit ...............................................           4,000            3,000
  Accounts payable .............................................           1,807            2,267
  Accrued liabilities ..........................................             377              501
  Accrued bonus ................................................             446                -
  Royalty commission payable ...................................             352              125
  Deferred compensation ........................................               -              564
  Current portion of long-term debt ............................               -                3
  S distribution note ..........................................             255              255
                                                                   --------------   --------------
    Total current liabilities ..................................           7,252            6,746

LINE OF CREDIT, net of current portion .........................           2,217            3,988
LONG-TERM PAYABLES, net of current portion .....................             916            1,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ............................               -                -
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,330,042 - September 30, 2001
    and 15,080,042 - December 31, 2000 .........................              15               15
  Additional paid-in capital ...................................          38,304           37,560
  Accumulated deficit ..........................................         (42,549)         (48,033)
                                                                   --------------   --------------
    Total stockholders' deficit ................................          (4,230)         (10,458)
                                                                   --------------   --------------
                                                                   $       6,155    $       1,964
                                                                   ==============   ==============

              See accompanying notes to condensed consolidated financial statements.

                                                2
==================================================================================================

                                 MOSSIMO, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS            NINE MONTHS
                                                 ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                ---------------------   ---------------------
                                                   2001        2000        2001        2000
                                                ---------   ---------   ---------   ---------
                                                     (UNAUDITED)             (UNAUDITED)
Net sales of apparel and related products ...   $      -    $     32    $      -    $ 24,150
Royalties ...................................      3,919         299      14,076       2,323
                                                ---------   ---------   ---------   ---------
    Total revenues ..........................      3,919         331      14,076      26,473

Cost of sales of apparel and related products          -          53           -      21,061
                                                ---------   ---------   ---------   ---------
                                                   3,919         278      14,076       5,412
                                                ---------   ---------   ---------   ---------

OPERATING EXPENSES:
    Selling, general and administrative .....      2,541       1,384       8,474      14,981
    Restructuring ...........................          -          10           -       3,538
    Vendor discounts ........................          -         159           -        (452)
                                                ---------   ---------   ---------   ---------
        Total operating expenses ............      2,541       1,553       8,474      18,067
                                                ---------   ---------   ---------   ---------

Operating income (loss) .....................      1,378      (1,275)      5,602     (12,655)
                                                ---------   ---------   ---------   ---------

OTHER INCOME (EXPENSE):
    Other, net ..............................        515         750         515         750
    Interest expense, net ...................       (240)       (195)       (633)       (655)
                                                ---------   ---------   ---------   ---------
    Net other income (expense) ..............        275         555        (118)         95
                                                ---------   ---------   ---------   ---------

Net income (loss) ...........................   $  1,653    $   (720)   $  5,484    $(12,560)
                                                =========   =========   =========   =========

Net earnings (loss) per common share:
    Basic ...................................   $   0.11    $  (0.05)   $   0.36    $  (0.83)
                                                =========   =========   =========   =========

    Diluted .................................   $   0.11    $  (0.05)   $   0.36    $  (0.83)
                                                =========   =========   =========   =========


Weighted average common shares outstanding:

    Basic ...................................     15,297      15,080      15,231      15,080
                                                =========   =========   =========   =========

    Diluted .................................     15,343      15,080      15,256      15,080
                                                =========   =========   =========   =========

            See accompanying notes to condensed consolidated financial statements.

                                              3
=============================================================================================

                             MOSSIMO, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                  FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                   2001         2000
                                                                 ---------   ---------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................................   $  5,484    $(12,560)
Adjustment to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ............................        195         466
    Write-down of property and equipment .....................          -       2,336
    Gain on disposition of property and equipment ............          -        (154)
    Provision for doubtful receivables .......................          -       4,730
    Restructuring charge .....................................          -       1,356
    Vendor discounts .........................................          -        (452)
    Deferred royalty income ..................................          -        (107)
    Non-cash compensation expense ............................          -         125
    Changes in:
         Accounts receivable, net ............................          -         410
         Royalties receivable ................................       (665)          -
         Due from/to factor, net .............................        (16)     (5,079)
         Inventories .........................................          -       5,682
         Prepaid expenses and other current assets ...........       (644)         30
         Other assets ........................................        (55)          5
         Accounts payable ....................................     (1,232)       (426)
         Accrued liabilities .................................       (124)     (1,146)
         Accrued bonus .......................................        446           -
         Royalty commission payable ..........................        227           -
         Deferred compensation ...............................       (564)          -
                                                                 ---------   ---------
         Net cash provided by (used in) operating activities .      3,052      (4,784)
                                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITITES:
Proceeds from disposition of property and equipment ..........          -         329
Payments for acquisition of property and equipment ...........        (38)       (123)
                                                                 ---------   ---------
        Net cash (used in) provided by investing activities ..        (38)        206
                                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit .................................       (771)      4,459
Proceeds from issuance of common stock .......................        744          22
Repayment of long-term debt ..................................         (3)         (7)
                                                                 ---------   ---------
        Net cash (used in) provided by financing activities ..        (30)      4,474
                                                                 ---------   ---------

NET INCREASE (DECREASE) IN CASH ..............................      2,984        (104)
CASH, beginning of period ....................................         50         473
                                                                 ---------   ---------
CASH, end of period ..........................................   $  3,034    $    369
                                                                 =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest .................   $    619    $    675
                                                                 =========   =========
    Non-cash acquisition of property and equipment ...........   $      -    $     40
                                                                 =========   =========
    Reclassification of accounts payable to long-term payables   $      -    $  1,491
                                                                 =========   =========

        See accompanying notes to condensed consolidated financial statements.

                                          4
======================================================================================

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

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated balance sheets as of September 30, 2001 and December 31, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001.

         Certain reclassifications have been made in the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

2.       EARNINGS (LOSS) PER SHARE

         The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement requires the presentation of both basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. For the three and nine months ended September 30, 2000, there was no dilution from outstanding options. Stock options excluded from diluted weighted average shares outstanding for the three months ended September 30, 2001 and 2000 were 492,000 and 1,081,000, respectively, as they were antidilutive. Stock options excluded from diluted weighted average shares outstanding for the nine months ended September 30, 2001 and 2000 were 562,000 and 273,000, respectively, as they were antidilutive.

         The reconciliation between net income (loss) and weighted average shares outstanding for basic and diluted earnings (loss) per share is as follows (all amounts in thousands, except per share data):

                                                    Three Months            Nine Months
                                                 Ended September 30,    Ended September 30,
                                                 -------------------    -------------------
                                                   2001       2000        2001       2000
                                                  ------     ------      ------     ------
Net income (loss) ...........................   $  1,653   $   (720)   $  5,484   $(12,560)
Weighted average shares outstanding - basic .     15,297     15,080      15,231     15,080
 Basic earnings (loss) per share ............   $   0.11   $  (0.05)   $   0.36   $  (0.83)

Add: dilutive effect of stock options .......         46          -          25          -
Weighted average shares outstanding - diluted     15,343     15,080      15,256     15,080
 Diluted earnings (loss) per share ..........   $   0.11   $  (0.05)   $   0.36   $  (0.83)

                                       5
================================================================================

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

         During the nine months ended September 30, 2000, the Company recorded a restructuring charge of approximately $3.5 million as a result of the changes to the Company's business described above following entering into the Target Agreement. This charge included (i) a write-down of property and equipment of approximately $2.3 million; (ii) an accrual for lease obligations of approximately $611,000; (iii) severance expense of approximately $591,000; (iv) $93,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of ($154,000). During the nine months ended September 30, 2000, the Company paid $577,000 for severance obligations. The restructuring was completed in 2000 and no restructuring charges were incurred in the first nine months of 2001.

4.       LINE OF CREDIT

         In July 2000, the Company entered into an amended credit facility providing for a $9.0 million revolving credit line, which is collateralized by substantially all of the Company's assets. The revolving credit line is also secured by a $5.0 million personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the credit facility bear interest at a bank's prime rate plus 1.5% . The revolving credit line shall be reduced at the rate of $1.0 million per quarter beginning on June 1, 2001 and terminates on June 1, 2003. The personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer shall be reduced at the rate of $500,000 per quarter beginning on June 1, 2001. At September 30, 2001 the Company's credit facility provided for a $7.0 million revolving credit line and the Company had approximately $6.2 million outstanding under the line of credit.

         Future scheduled line of credit payments are as follows (in thousands):

           Twelve months ending September 30:
                  2002.........................................  $  4,000
                  2003.........................................     2,217
                                                                 ---------
           Total scheduled maturities                               6,217

                Less: current portion                               4,000
                                                                 ---------

                Long-term portion                                $  2,217
                                                                 ---------

                                       6
================================================================================

5.       VENDOR DISCOUNTS AND LONG-TERM PAYABLES

         In the second quarter of 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company had substantially completed its implementation of the creditor plan by September 30, 2000 and recorded vendor discounts of $917,000, offset by related professional fees of $465,000, during the nine months ended September 30, 2000.

         Effective November 1, 2000 the Company terminated its endorsement agreement with a PGA professional. In connection with this termination, the Company agreed to pay to the PGA professional $1,760,993, payable by an initial payment of $325,000 followed by equal monthly installments of principal and interest, from April 2001 through March 2002. Interest at the rate of 12% accrues on the outstanding amount due.

         Future scheduled long-term payables payments are as follows (in thousands):

           Twelve months ending September 30:
                  2002.............................................  $  1,230
                  2003.............................................       550
                  2004.............................................       366
                                                                     ---------
           Total scheduled maturities                                   2,146

                Less: current portion (included in accounts payable)    1,230
                                                                     ---------
                Long-term portion                                    $    916
                                                                     =========

6.       IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001.

         The adoption of these standards is not expected to have a material impact on the Company's financial position or results of operations.

                                       7
================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

         The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 on Form 10-K.

GENERAL

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

         The Target Agreement is structured to provide royalty rate reductions for Target after it achieves certain levels of retail sales of Mossimo branded products during each contract year (i.e. each twelve month period beginning February 1). As a result, the Company's royalty revenues as a percentage of Target's retail sales of Mossimo branded products will be highest at the beginning of each contract year and decrease throughout each contract year as Target reaches certain retail sales thresholds contained in the Target Agreement. Therefore, the amount of royalty revenue received by the Company in any quarter from Target is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales for the contract year, and the resulting attainment of royalty rate reductions in any preceding quarters in the same contract year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Total revenues in the three months ended September 30, 2001 were $3.9 million compared to $331,000 in the three months ended September 30, 2000.

         As a result of entering into the Target Agreement, the Company made no sales of apparel and related products in the three months ended September 30, 2001. Net sales of apparel and related products in the three months ended September 30, 2000 were $32,000.

         Royalty income increased to $3.9 million in the third quarter of 2001 from $299,000 in the third quarter of 2000. Royalty income earned under the Target Agreement amounted to $3.6 million in the third quarter of 2001. No royalty income was earned under the Target Agreement in the third quarter of 2000. Royalty income from licensees other than Target increased to $318,000 in the third quarter of 2001 from $299,000 in the corresponding period of 2000.

         Total operating expenses increased to $2.5 million in the third quarter of 2001 from $1.6 million in the corresponding quarter of 2000.

         Selling, general and administrative expenses increased to $2.5 million in the third quarter of 2001 from $1.4 million in the corresponding quarter of 2000. The Company's aggregate payroll costs increased to $1.4 million in the third quarter of 2001 from $369,000 in the corresponding period of 2000. The increase was primarily due to a bonus to the Company's President, Chief Executive Officer and principal designer of $587,000 incurred in the third quarter of 2001 in accordance with the terms of his employment agreement, which resulted from net royalties from Target in the quarter being in excess of the minimum net royalties for the quarter under the Target Agreement. The increase was also due to bonuses to other employees incurred in the third quarter of 2001 of $234,000. No bonuses to the Company's President, Chief Executive Officer and principal designer or other employees were incurred in the third quarter of 2000.

                                       8
================================================================================

         Selling expenses incurred in the third quarter of 2001 were $544,000, all of which consisted of obligations due to a third party who assisted the Company in connection with entering the Target Agreement and who receives 15% of all royalties received by the Company from Target. There were no selling expenses incurred in the third quarter of 2000.

         As a result of the Company's restructuring described above, the Company's marketing, merchandising, design, travel, building and office expenses decreased to $193,000 in the third quarter of 2001 from $584,000 in the third quarter of 2000. The decrease was primarily due to the Company incurring marketing expenses of $316,000 in the third quarter of 2000 in respect of obligations due under an endorsement agreement with a PGA professional. Effective November 1, 2000 the Company terminated this agreement and consequently no such expenses were incurred in the corresponding period in 2001. The decrease was also due to a decrease in building expenses to $45,000 in the third quarter of 2001 from $112,000 in the corresponding period of 2000 as a result of lower building rental costs following the relocation of the Company's corporate headquarters in the third quarter of 2000.

         Additionally, general and administrative expenses increased to $444,000 in the third quarter of 2001 from $432,000 in the third quarter of 2000 primarily as a result of an increase in insurance costs to $144,000 in the third quarter of 2001 from $78,000 in the corresponding period of 2000, partially offset by a decrease in legal fees to $28,000 in the third quarter of 2001 from $68,000 in the corresponding period of 2000.

         During the third quarter of 2000, the Company recorded a restructuring charge of $10,000 following the changes to the Company's business described above. This charge included (i) a gain on disposal of property and equipment previously written down of ($3,000); (ii) an adjustment to earlier accrued severance expense of ($10,000) and (iii) $23,000 of legal and professional services expenses. The restructuring was completed in 2000, and no restructuring charges were incurred or recorded in the third quarter of 2001.

         In the second quarter of 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement the Company developed a creditor plan (the "Creditor Plan") to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company had substantially completed its implementation of the Creditor Plan by September 30, 2000 and recorded vendor discounts of $173,000, offset by related professional fees of $332,000, during the third quarter of 2000.

         In the third quarter of 2001, the Company recorded other income of $515,000 primarily as a result of the collection of disputed receivables. During the third quarter of 2000, the Company recorded other income of $750,000, which represented additional royalties received in connection with the early termination of the Company's men's tailored suits and dress shirts license.

         The Company had net interest expense of $240,000 in the third quarter of 2001 compared to net interest expense of $195,000 in the third quarter of 2000. The increase was primarily due to interest of $48,000 incurred in the third quarter of 2001 in respect of interest on the outstanding amount due under the Company's endorsement agreement with a PGA professional, which was terminated effective November 1, 2000, and $24,000 incurred in the third quarter of 2001 in respect of amortization of deferred financing costs, related to the amendment of the Company's credit facility, which were capitalized in 2000. These increases were partially offset by an increase in interest income to $25,000 in the third quarter of 2001 from $4,000 in the corresponding period of 2000.

         The Company recorded no tax provision in the three months ended September 30, 2001 as a result of the Company having federal and state net operating loss carryforwards at December 31, 2000 and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization. Any tax expense on the Company's pre-tax income is offset by an equivalent reduction in the Company's valuation allowance on its deferred tax assets.

                                       9
================================================================================

         The Company recorded no tax benefit as a result of its net loss in the three months ended September 30, 2000. Losses for the three months ended September 30, 2000 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

         The Company's net income for the three months ended September 30, 2001 was $1.7 million compared to a net loss of $720,000 for the three months ended September 30, 2000 due to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Total revenues in the nine months ended September 30, 2001 were $14.1 million compared to $26.5 million in the nine months ended September 30, 2000.

         As a result of entering into the Target Agreement, the Company made no sales of apparel and related products in the nine months ended September 30, 2001. Net sales of apparel and related products in the nine months ended September 30, 2000 were $24.1 million.

         Royalty income increased to $14.1 million in the first nine months of 2001 from $2.3 million in the first nine months of 2000. Royalty income due under the Target Agreement amounted to $13.0 million in the first nine months of 2001. No royalty income was earned under the Target Agreement in the first nine months of 2000. Royalty income from licensees other than Target decreased to $1.1 million in the first nine months of 2001 from $2.3 million in the corresponding period of 2000. The decrease was primarily due to decreased royalty income from a licensee who manufactures and distributes the Mossimo line of women's swimwear and bodywear. As a result of entering into the Target Agreement, the license agreement in respect of the Mossimo line of women's swimwear and bodywear was amended and royalty payments decreased from 6% to 2% of net sales of women's swimwear and bodywear.

         Total operating expenses decreased to $8.5 million in the first nine months of 2001 from $18.1 million in the corresponding period of 2000.

         Selling, general and administrative expenses decreased to $8.5 million in the first nine months of 2001 from $15.0 million in the corresponding period of 2000. The Company's aggregate payroll costs increased to $4.8 million in the first nine months of 2001 from $2.3 million in the corresponding period of 2000. The increase was primarily due to a bonus to the Company's President, Chief Executive Officer and principal designer of $2.7 million incurred in the first nine months of 2001 in accordance with the terms of his employment agreement, which resulted from net royalties from Target in the nine months being in excess of the minimum net royalties for the nine months under the Target Agreement. The increase was also due to bonuses to other employees of $446,000 incurred in the first nine months of 2001. No bonuses to the Company's President, Chief Executive Officer and principal designer or other employees were incurred in the first nine months of 2000. These increases were partially offset by a decrease in base payroll costs from $2.3 million in the first nine months of 2000 to $1.6 million in the corresponding period of 2001 as a result of the significant reduction in headcount due to the Company's restructuring described above.

         Selling expenses increased to $2.0 million in the first nine months of 2001 from $62,000 in the corresponding period of 2000 as a result of obligations due to a third party who assisted the Company in connection with entering the Target Agreement and who receives 15% of all royalties received by the Company from Target.

         As a result of the Company's restructuring described above, the Company's marketing, merchandising, design, travel, building and office expenses decreased to $578,000 in the first nine months of 2001 from $5.2 million in the first nine months of 2000.

         Additionally, general and administrative expenses decreased to $1.1 million in the first nine months of 2001 from $7.5 million in the first nine months of 2000 primarily as a result of a charge incurred in the first nine months of 2000 in respect of bad debts of $4.7 million, the elimination of commission expense of $208,000 incurred in respect of the factoring of certain of the Company's receivables in the first nine months of 2000, a decrease in legal and professional fees to $474,000 in the first nine months of 2001 from $1.3 million in the corresponding period of 2000, and a decrease in depreciation to $122,000 in the first nine months of 2001 from $465,000 in the corresponding period of 2000.

         During the first nine months of 2000, the Company recorded a restructuring charge of approximately $3.5 million as a result of the changes to the Company's business described above. This charge included (i) a write-down of property and equipment of approximately $2.3 million; (ii) an accrual for lease obligations of approximately $611,000; (iii) severance expense of approximately $591,000; (iv) $93,000 of legal and professional services expenses; (v) a

                                       10
================================================================================
write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of ($154,000). The restructuring was completed in 2000 and no restructuring charges were incurred in the first nine months of 2001.

         In connection with the Creditor Plan described above, the Company recorded vendor discounts of $917,000, offset by related professional fees of $465,000 during the first nine months of 2000.

         In the first nine months of 2001, the Company recorded other income of $515,000 primarily as a result of the collection of disputed receivables. During the corresponding period in 2000, the Company recorded other income of $750,000, which represented additional royalties received in connection with the early termination of the Company's men's tailored suits and dress shirts license.

         The Company had net interest expense of $633,000 in the first nine months of 2001 compared to net interest expense of $655,000 in the first nine months of 2000. The decrease was primarily due to a decrease in interest and facility fees due under the Company's credit facility agreement to $570,000 in the first nine months of 2001 from $675,000 in the corresponding period of 2000 as a result of lower interest rates and decreased fees associated with continuing the credit facility, and an increase in interest income to $59,000 in the first nine months of 2001 from $20,000 in the corresponding period of 2000, partially offset by interest of $48,000 incurred in the first nine months of 2001 in respect of interest on the outstanding amount due under the Company's endorsement agreement with a PGA professional, which was terminated effective November 1, 2000, and by $72,000 incurred in the first nine months of 2001 in respect of amortization of deferred financing costs, related to the amendment of the Company's credit facility, which were capitalized in 2000.

         The Company recorded no tax provision in the nine months ended September 30, 2001 as a result of the Company having federal and state net operating loss carryforwards at December 31, 2000 and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization. Any tax expense on the Company's pre-tax income is offset by an equivalent reduction in the Company's valuation allowance on its deferred tax assets.

         The Company recorded no tax benefit as a result of its pre-tax loss in the nine months ended September 30, 2000. Losses for the nine months ended September 30, 2000 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset.

         The Company's net income for the nine months ended September 30, 2001 was $5.5 million compared to a net loss of $12.6 million for the nine months ended September 30, 2000 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $3.1 million for the nine months ended September 30, 2001. Cash provided by operating activities was comprised primarily of the Company's net income of $5.5 million and increases in accrued bonus of $446,000 and in royalty commissions payable of $227,000, offset by an increase in royalties receivable of $665,000, an increase in prepaid and other current assets of $644,000, a decrease in accounts payable of $1.2 million and a decrease in deferred compensation of $564,000. At September 30, 2001, working capital deficit was approximately $1.6 million as compared to a deficit of $5.4 million at December 31, 2000. The decrease in working capital deficit is primarily due to a $3.0 million increase in the Company's cash balances, a $665,000 increase in royalties receivable, a $644,000 increase in prepaid and other current assets, a decrease in accounts payable of $460,000 and a decrease in deferred compensation liability of $564,000, partially offset by an increase in accrued bonus of $446,000 and by a $1.0 million increase in the current portion of the Company's line of credit during the nine months ended September 30, 2001.

         Net cash used in financing activities was $30,000 in the nine months ended September 30, 2001. Cash used in financing activities was primarily comprised of net repayments of $771,000 under the Company's line of credit, partially offset by $744,000 of additional paid-in capital received as a result of the exercise of certain stock options in the nine months ended September 30, 2001.

                                       11
================================================================================

         In July 2000, the Company entered into an amended credit facility providing for a $9.0 million revolving credit line, which is collateralized by substantially all of the Company's assets. The revolving credit line was also secured by a $5.0 million personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer. Advances under the credit facility bear interest at a bank's prime rate plus 1.5%. Under the credit facility agreement the revolving credit line is reduced at the rate of $1.0 million per quarter beginning on June 1, 2001 and terminates on June 1, 2003. The personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer is reduced at the rate of $500,000 per quarter beginning on June 1, 2001.

         At September 30, 2001, the Company's credit facility provided for a $7.0 million revolving credit line collateralized by substantially all of the Company's assets and secured by a $4.0 million personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer. The revolving credit line shall be further reduced at the rate of $1.0 million per quarter beginning on December 1, 2001. The personal guaranty given by the Company's Chairman of the Board, President and Chief Executive Officer shall be further reduced at the rate of $500,000 per quarter beginning on December 1, 2001. At September 30, 2001 approximately $6.2 million was outstanding under the line of credit.

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

                                       12
================================================================================

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit and factoring agreement. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1.0% increase in interest rates occurring on October 1, 2001 would result in an increase in interest expense for the following 12 months of approximately $62,000.

         The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.

                                       13
================================================================================

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

         On February 1, 2001, the Company filed actions in the Superior Court of the State of California for the County of Los Angeles against Macy's West, Inc., Bloomingdale's, Inc., and Federated Department Stores, three former customers of the Company. As to Macy's West, Inc., the complaint seeks damages of approximately $857,000 for merchandise sold and delivered and $1,000,000 for breach of contract related to cancelled orders. As to Bloomingdale's, Inc., the complaint seeks damages of approximately $62,000 for merchandise sold and delivered and $75,000 related to cancelled orders. As to Federated Department Stores, the complaint seeks damages for interference with contract of approximately $3,000,000. The parties have entered into an agreement in principle for the settlement of the litigation. Settlement documents are being circulated for execution. After documents are fully executed the litigation will be dismissed.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  3.1      Certificate of Incorporation of the Company*
                  3.2      Bylaws of the Company*

         (b)      Reports on Form 8-K

                  The Registrant did not file any reports on Form 8-K during the three months ended September 30, 2001

           * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)

                                       14
================================================================================

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 2001.


                                           MOSSIMO, INC.


                            /s/            MOSSIMO GIANNULLI
                            ----------------------------------------------------
                                  Mossimo Giannulli
                                  President and Chief Executive Officer

                            /s/           GIA CASTROGIOVANNI
                            ----------------------------------------------------
                                  Gia Castrogiovanni
                                  Senior Vice President, Treasurer and Secretary (Principal Accounting Officer)


                                       15
================================================================================

                                INDEX TO EXHIBITS


   Exhibit
   Number         Description
--------------------------------------------------------------------------------

     3.1          Certificate of Incorporation of the Company*

     3.2          Bylaws of the Company*


     * (Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597)


                                       16
================================================================================