Form 10-K
period 2001-12-31
MOSSIMO INC
filed 2002-03-26
CIK 1005181

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(MARK ONE)



|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference and Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 8, 2002 was approximately $29,731,000.

The registrant had 15,344,042 shares of common stock, par value $.001 per share outstanding at March 8, 2002.

Documents Incorporated by Reference (To the Extent Indicated Herein): Portions of the Definitive Proxy Statement for the 2002 Annual Meeting (in Part III)

================================================================================

ITEM 1 - BUSINESS

GENERAL

         DESCRIPTION OF BUSINESS - On March 28, 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing agreement (the "Target Agreement") with Target Corporation ("Target"). Under terms of the Target Agreement, Target has the exclusive United States license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under previously existing Mossimo licensing arrangements. The Target licensed product line includes men's, women's, boy's and girl's apparel and footwear, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

         Under the Target Agreement, the Company and Mossimo Giannulli, its Chief Executive Officer and principal designer, contribute design services and the Company has approval rights for product design and marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with minimum guaranteed royalties of approximately $8.5 million, $9.6 million and $9.6 million in the contract years ended January 31, 2002, 2003 and 2004, respectively. Target pays royalties due on net sales achieved based on percentages defined in the Target Agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

         As a result of entering into the Target Agreement, substantially all of the Company's revenues are now derived from royalties due from Target. Royalties due from Target represented approximately 92% and 24% of royalty revenues during the years ended December 31, 2001 and 2000, respectively.

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

PRODUCTS

         The Company has licensed the rights to manufacture and distribute in the United States collections of men's, women's, boy's and girl's apparel and footwear, cosmetics eyewear, women's swimwear and bodywear and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves bearing its trademarks and utilizing designs approved by the Company. Currently, Mossimo has four additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States.

         Prior to entering into the Target Agreement, the Company's primary line of business was designing, sourcing and marketing collections of men's and women's apparel, including knit and woven tops, outerwear, denim and related products, dresses, pants, sweatshirts, tee-shirts and shorts. The Company discontinued its Optics line in 1998 and entered into a license agreement for the production and distribution of eyewear in 1999. As a result of the Target Agreement, the Company discontinued sourcing, production and sales activities, and its ongoing operations have been limited to design and other activities specified in its license agreements. The following table sets forth the components of the Company's net sales of apparel and related products, by product, for the periods indicated. There were no such sales in 2001 as all of the Company's revenues were generated as a result of the Target Agreement and licenses with the Company's other licensees.

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                         2000                  1999
                                                         ----                  ----
                                                   NET SALES      %      NET SALES     %
                                                   ---------     ---     ---------    ---
                                                           (NET SALES IN THOUSANDS)
Men's and Women's Apparel......................    $ 23,353      96.7%   $ 45,101     95.2%
Optics Line....................................           -       0.0         546      1.1
Other (1)......................................         797       3.3       1,746      3.7
                                                   --------   --------   --------   --------
Total..........................................    $ 24,150     100.0%   $ 47,393    100.0%
                                                   ========   ========   ========   ========

(1) Other is comprised primarily of: sales by the Company's retail stores; and sales of fabric, trim, merchandising supplies and fixtures to certain of the Company's licensees.

         MEN'S AND WOMEN'S APPAREL. The Company's men's and women's lines encompass a variety of products, including: knit and woven tops, including polo shirts and collared, button-down shirts; outerwear, including sweaters and jackets; denim and related products, including jeans, shirts and jackets; dresses; pants; screenprinted and embroidered sweatshirts and tee-shirts; and shorts. In March 2000, the Company entered into the Target Agreement under which it licensed to Target the right to produce and distribute its men's and women's apparel lines in the United States. The initial Target licensed product lines were launched in Target's stores in the Fall of 2000 and, in addition to men's and women's apparel, include boy's and girl's apparel and footwear, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

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

         WOMEN'S SWIMWEAR AND BODYWEAR. The Mossimo line of women's swimwear and bodywear is manufactured and distributed through Target stores in the United States through an exclusive license agreement with The Lunada Bay Corporation, which utilizes designs approved by the Company bearing Mossimo trademarks. The high quality swimwear products include both one-piece and two-piece swimsuits which are fashion-oriented and targeted towards youthful-minded, body-conscious women. The women's bodywear line is a collection of fashionable aerobic and fitness activewear which bear Mossimo trademarks and is designed using materials such as lycra, tactel and flexcel nylon that stretch and compensate for body movements during strenuous exercise. The license agreement has been extended to September 30, 2002 pursuant to a letter agreement between the parties.

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

         The Company operates in one principal business segment across domestic and international markets. International sales are primarily made through the Company's licensees in their respective territories. (See footnote 1 to the consolidated financial statements)

SOURCING AND MANUFACTURING

         Under the Target Agreement, substantially all Mossimo products sold in the United States, other than those covered under Mossimo licensing arrangements existing at the time of the Target Agreement, are manufactured and distributed exclusively by Target. The Target licensed product line includes men's, women's, boy's and girl's apparel and footwear, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

         The Target Agreement provides that Target is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. The Company believes that these functions can be executed more effectively by a large retailer due to significant economies of scale and vertical integration.

         Prior to entering into the Target Agreement, the Company sourced each of its product lines, other than its licensed product lines, separately based on the individual design, styling and quality specifications of such products through independently owned contractors. Under the Target Agreement, Target is responsible for sourcing the Target licensed product line, and the Company has eliminated its sourcing operations.

         Prior to entering the Target Agreement, Mossimo contracted for the manufacture and sewing of its products, other than its licensed product lines, with factories in North America and overseas. The Company arranged for production of its products primarily based on projected sales and orders received. Under the Target Agreement, Target is responsible for the manufacture of the Target licensed product line, and the Company has eliminated its production operations.

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

         In connection with the Target Agreement, the Company essentially eliminated its print and outdoor advertising efforts and closed its signature retail store and showrooms prior to the launch by Target of the initial line in Fall 2000. Prior to entering into the Target Agreement, the Company utilized print advertisements in magazines, bus posters, and its in-store shops and signature retail store to promote its image and products.

         Effective January 1, 2000, the Company entered into an exclusive, multi-year endorsement agreement with a PGA professional, to further enhance worldwide brand recognition. Under the terms of this agreement, Mossimo had the right to outfit the PGA professional exclusively during his global golf activities. As a result of entering into the Target Agreement, the Company terminated its agreement with the PGA professional effective November 1, 2000.

DISTRIBUTION

         Under the Target Agreement, substantially all Mossimo products sold in the United States, other than those covered under Mossimo licensing arrangements existing at the time of the Target Agreement, will be distributed exclusively through Target stores. The Target licensed product line includes men's, women's, boy's and girl's apparel and footwear, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves. The Target licensed product line was launched in Target's stores in the Fall of 2000.

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

         The Company has licensed the exclusive right to manufacture and distribute women's swimwear and bodywear bearing its trademarks through Target stores in the United States pursuant to a license agreement with The Lunada Bay Corporation. The license agreement has been extended to September 30, 2002 pursuant to a letter agreement between the parties.

         Currently, Mossimo has four additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States. These territories include Australia, Bolivia, Japan, Mexico, New Zealand, Paraguay, Peru, and Uruguay. In 2002, a license agreement was canceled by Mossimo due to breach of the license agreement by the licensee as a result of the non-payment of the guaranteed minimum royalties due under the agreement. The remaining four license agreements (exclusive of renewal terms) expire at various dates ranging from 2004 through 2011.

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

TRADEMARKS

         The Company utilizes a variety of trademarks, including the script Mossimo trademark. Currently, the Company has 17 registrations and 8 pending applications for its trademarks in the United States, and approximately 370 trademark registrations and applications in over 70 other countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement by using, among other things, cease-and-desist letters, administrative proceedings and lawsuits.

COMPETITION

         Competition in the contemporary apparel and related fashion accessories industry is extensive. Mossimo brand products are subject to competition from designer and non-designer lines sold in a wide variety of retail stores, including Target stores, many of which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own labels.

         The Company's products compete based on factors including brand appeal, design, style and color selection, quality and price. Increased competition by existing and future competitors could result in reductions in sales or prices of Mossimo products that could have a material adverse effect on the Company's financial condition and results of operations.

         The Company expects that its products will continue to face significant competition in the future , in particular as other companies owning established trademarks could also enter into licensing arrangements with retailers, similar to the arrangement the Company has with Target.

PERSONNEL

         As a result of entering into the Target Agreement, the Company implemented a significant number of layoffs in 2000. At December 31, 2001, the Company had approximately 8 full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

         On March 20, 2002 Edwin Lewis was appointed Vice Chairman and President of the Company.

RISK FACTORS

         In addition to the matters set forth in the foregoing discussion of the Company's business, the operations and financial results of the Company are subject to the risks described below.

DEPENDENCE ON CERTAIN LICENSEES

         The Company's revenues under the Target Agreement commenced in November 2000 and represented 92% of the Company's total revenues in 2001. The Company expects that its revenues under the Target Agreement will continue to represent a significant portion of the Company's total revenues during the remaining term of the Target Agreement, which expires in January 2004, unless extended. Because the amount of the Company's revenues under the Target Agreement is dependent, in part, on the sales of Mossimo brand products in Target stores, the Company's revenue potential is impacted by the number of Target stores and the patronage at these stores. Termination or non-extension of the Target Agreement, or a material adverse change in the business of Target stores, could have a material adverse effect on the Company's financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

         The success of the Company is largely dependent on the personal efforts and abilities of Mossimo Giannulli, the Company's Chief Executive Officer and principal designer. The Target Agreement is subject to early termination under certain circumstances, including a material failure by Mossimo Giannulli to perform specified design services or the termination of employment, death or permanent disability of Mr. Giannulli or a material change in his ownership or control of the Company which is deemed to materially affect the Company's ability to perform its obligations under the Target Agreement. On May 17, 2001, the Company entered into an employment agreement with Mr. Giannulli. The employment agreement is effective as of February 1, 2001 and will continue in effect through January 31, 2004, unless earlier terminated.

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

CERTAIN FEDERAL TAX CONSEQUENCES

         In addition to the Company's taxable income being subject to federal, state and local income taxes, the Company is classified as a "personal holding company" in 2001. Personal holding company status results from more than 50% of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60% of the Company's income being derived from royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate (39.1% for 2001) on undistributed after tax earnings. A personal holding company is able to use its net operating loss, if any, for the immediately preceding year to offset its income subject to the personal holding company tax. Consequently the Company had no liability for personal holding company tax in 2001 as a result of its net operating loss for 2000 being in excess of its undistributed after tax earnings in 2001.

         The Company intends to take appropriate measures to avoid being classified as a personal holding company in years after 2001. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in these years.

ITEM 2 - PROPERTIES

         The Company's current corporate headquarters are located in Santa Monica, California and consist of a leased building totaling approximately 3,000 square feet of space.

ITEM 3 - LEGAL PROCEEDINGS

         In February 2001, the Company filed actions in the Superior Court of the State of California for the County of Los Angeles against Macy's West, Inc., Bloomingdale's, Inc., and Federated Department Stores, three former customers of the Company. As to Macy's West, Inc., the complaint seeks damages of approximately $857,000 for merchandise sold and delivered and $1,000,000 for breach of contract related to cancelled orders. As to Bloomingdale's, Inc., the complaint seeks damages of approximately $62,000 for merchandise sold and delivered and $75,000 related to cancelled orders. As to Federated Department Stores, the complaint sought damages for interference with contract of approximately $3,000,000. In September 2001, the parties entered into an agreement in principle for the settlement of the litigation and after the settlement documents were executed in the fourth quarter of 2001 that litigation was dismissed.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         As of March 21, 2002 there were 15,344,042 shares of our common stock outstanding held of record by approximately 196 stockholders.

MARKET FOR SECURITIES

         The Company's common stock, par value $.001 per share (common stock), began trading February 23, 1996 on the New York Stock Exchange ("NYSE") upon completion of the Company's initial public offering (trading symbol "MGX"). On May 25, 2000, trading of the Company's common stock was suspended by the NYSE and the Company's common stock was subsequently delisted. On May 26, 2000 the Company's common stock commenced trading on the National Association of Securities Dealers Over-the-Counter Bulletin Board under the symbol MGXO.OB. On March 21, 2002, the closing bid price of our common stock was $7.95 per share. The high and low trades of our common stock reported by the Over-the-Counter Bulletin Board during each quarter ended in 2000 and 2001 were as follows (trading from January 1, 2000 to May 25, 2000 was reported by the NYSE):



                                                                    2000
                                                                    ----
                                                               HIGH       LOW
                                                               ----       ---

First Quarter..............................................  $   9.50  $   2.69
Second Quarter.............................................  $   3.00  $   0.25
Third Quarter..............................................  $   2.75  $   0.76
Fourth Quarter.............................................  $   3.12  $   1.03

                                                                    2001
                                                                    ----
                                                               HIGH       LOW
                                                               ----       ---

First Quarter..............................................  $   4.56  $   2.00
Second Quarter.............................................  $   4.16  $   2.10
Third Quarter..............................................  $   3.80  $   1.50
Fourth Quarter.............................................  $   3.60  $   1.75


         The high and low trades of our common stock reported by the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

DIVIDENDS

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

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                  2001        2000        1999        1998        1997
                                                ---------   ---------   ---------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales of apparel and related products ...   $     --    $ 24,150    $ 47,393    $ 45,310    $ 70,936
Royalties ...................................     16,666       3,475       3,686       3,214       3,798
                                                ---------   ---------   ---------   ---------   ---------
     Total revenues .........................     16,666      27,625      51,079      48,524      74,734

Cost of sales of apparel and related products         --      20,730      37,069      35,994      63,963
                                                ---------   ---------   ---------   ---------   ---------

                                                  16,666       6,895      14,010      12,530      10,771
Operating expenses ..........................     10,455      19,017      26,101      25,469      32,802
                                                ---------   ---------   ---------   ---------   ---------


Operating income (loss) .....................      6,211     (12,122)    (12,091)    (12,939)    (22,031)
Other income (expense), net .................        536         760          (3)       (140)       (362)
Interest expense, net .......................       (864)       (923)       (834)       (612)       (278)
                                                ---------   ---------   ---------   ---------   ---------

Income (loss) before income taxes ...........      5,883     (12,285)    (12,928)    (13,691)    (22,671)
Provision (benefit) for income taxes ........     (3,153)          3          13         107      (3,935)
                                                ---------   ---------   ---------   ---------   ---------

Net income (loss) ...........................   $  9,036    $(12,288)   $(12,941)   $(13,798)   $(18,736)
                                                =========   =========   =========   =========   =========

Net income (loss) per share:
     Basic and diluted ......................   $   0.59    $  (0.81)   $  (0.86)   $  (0.92)   $  (1.25)
                                                =========   =========   =========   =========   =========


                                                         DECEMBER 31,
                                   --------------------------------------------------------
                                      2001       2000        1999        1998       1997
                                   ---------   ---------   ---------   ---------  ---------
                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit) ......   $ (1,342)   $ (5,423)   $   (680)   $  4,532   $ 13,419
Total assets ...................   $  9,294    $  1,964    $ 10,736    $ 17,359   $ 36,824
Long-term debt .................   $     --    $     --    $      3    $     10   $     31
Other long-term liabilities ....   $  1,596    $  5,676    $     --    $     --   $     --
Stockholders' (deficit) equity..   $   (678)   $(10,458)   $  2,396    $  8,639   $ 22,395



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto set forth in this Form 10-K commencing on page F-1.

RESTRUCTURING

         On March 28, 2000, the Company entered into the Target Agreement under which Target has the exclusive right to use certain of the Company's United States trademarks in connection with the design, manufacture and sale of selected products in the United States. Under this agreement, Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with minimum guaranteed royalties of approximately $8.5 million, $9.6 million and $9.6 million in the contract years ended January 31, 2002, 2003 and 2004, respectively. Target was obligated to pay royalties due on net sales achieved in the period prior to February 1, 2001 based on percentages defined in the Target Agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Total revenues in the year ended December 31, 2001 were $16.7 million compared to $27.6 million in the year ended December 31, 2000.

         As a result of entering into the Target Agreement, the Company made no sales of apparel and related products in 2001. Net sales of apparel and related products in 2000 were $24.1 million.

         Royalty revenues due under the Target Agreement are recognized as Target achieves sales of the Company's products. Royalty payments are due on a quarterly basis and range from 1% to 4% of net sales. The Target Agreement is structured to provide royalty rate reductions for Target after it achieves certain levels of retail sales of Mossimo branded products during each contract year (i.e. each twelve month period beginning February 1). As a result, the Company's royalty revenues from Target as a percentage of Target's retail sales of Mossimo branded products will be highest at the beginning of each contract year and decrease throughout each contract year as Target reaches certain retail sales thresholds contained in the Target Agreement. Therefore, the amount of royalty revenue received by the Company in any quarter from Target is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales for the contract year, and the resulting attainment of royalty rate reductions in any preceding quarters in the same contract year.

         Royalty revenues from the Company's other licensees are recognized as those licensees achieve sales of the Company's products. Royalty payments are due on a quarterly basis and range from 2% to 7% of net sales.

         Royalty revenues increased to $16.7 million in 2001 from $3.5 million in 2000. Royalty revenues due under the Target Agreement amounted to $15.3 million in 2001 compared to $835,000 in 2000 following the initial launch of the Target licensed product line in the Fall of 2000. Royalty revenues from licensees other than Target decreased to $1.4 million in 2001 from $2.7 million in 2000. The decrease was primarily due to decreased royalty income from a licensee who manufactures and distributes the Mossimo line of women's swimwear and bodywear. As a result of entering into the Target Agreement, the license agreement in respect of the Mossimo line of women's swimwear and bodywear was amended and royalty payments decreased from 6% to 2% of net sales of women's swimwear and bodywear. The Company received $536,000 from this licensee in 2001 compared to $1.3 million in 2000. Additionally, the Company received $150,000 and $213,000 in 2000 from two licensees whose license agreements were terminated in 2000.

         Total operating expenses decreased to $10.5 million in 2001 from $19.0 million in 2000.

         Selling, general and administrative expenses decreased to $10.5 million in 2001 from $16.7 million in 2000. The Company's aggregate payroll costs increased to $6.1 million in 2001 from $3.4 million in 2000. The increase was primarily due to a bonus to the Company's Chief Executive Officer and principal designer of $3.3 million incurred in 2001. The Company's Chief Executive Officer and principal designer receives a bonus, under the terms of an employment agreement, equal to 50% of the Company's royalties due under the Target Agreement, after deduction of 15% in respect of the Company's obligations to a third party who assisted the Company with entering into the Target Agreement, in excess of the minimum guaranteed royalties due under the Target Agreement. The bonus accrues throughout the year as the Company's cumulative royalties from Target are in excess of the cumulative minimum guaranteed royalties due under the Target Agreement. All bonus obligations due to the Company's Chief Executive Officer and principal designer as of December 31, 2001 had been paid as of that date. The increase was also due to bonuses to other employees of $613,000 incurred in 2001. The Company's other employees receive a bonus based on the level of Target's retail sales of Mossimo branded products during each contract year. The bonus ranges from 10% to 100% of each employees base salary and the bonus accrues throughout the year. No bonuses to the Company's Chief Executive Officer and principal designer or other employees were incurred in 2000. These increases were partially offset by a decrease in base payroll costs from $3.4 million in 2000 to $2.2 million in 2001 as a result of the significant reduction in headcount due to the Company's restructuring initiated in the first quarter of 2000 described above.

         Selling expenses increased to $2.3 million in 2001 from $187,000 in 2000 as a result of obligations due to a third party who assisted the Company in connection with entering the Target Agreement and who receives 15% of all royalties received by the Company from Target. The Company's obligations to this third party were $2.3 million in 2001 compared to $125,000 in 2000.

         As a result of the Company's restructuring described above, the Company's merchandising, travel, building and office expenses decreased to $549,000 in 2001 from $2.5 million in 2000.

         The Company incurred no marketing expenses in 2001 compared to $4.0 million in 2000. The decrease was as a result of the elimination of $1.4 of direct marketing expenses incurred in 2000 following entering into the Target Agreement, and the elimination of $2.6 million of endorsement expenses incurred in 2000 in connection with the initiation and termination of the endorsement agreement with a PGA professional. The Company now relies on its licensees to advertise the Mossimo brand.

         Additionally, general and administrative expenses decreased to $1.3 million in 2001 from $6.5 million in 2000 primarily as a result of a charge incurred in 2000 in respect of doubtful accounts receivable of $3.2 million, the elimination of commission expense of $208,000 incurred in respect of the factoring of certain of the Company's receivables in 2000, a decrease in legal and professional fees to $444,000 in 2001 from $1.6 million in 2000, and a decrease in depreciation to $199,000 in 2001 from $503,000 in 2000 as a result of the Company's restructuring described above.

         During 2000, the Company recorded a restructuring charge of approximately $3.5 million as a result of the changes to the Company's business described above. This charge included (i) a write-down of property and equipment of approximately $2.3 million; (ii) an accrual for lease obligations of approximately $592,000; (iii) severance expense of approximately $531,000; (iv) $93,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of $154,000. The restructuring was completed in 2000 and no restructuring charges were incurred in 2001.

         In the second quarter of 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement the Company developed a creditor plan (the "Creditor Plan") to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company completed its implementation of the Creditor Plan during 2000 and recorded vendor discounts of $917,000, offset by related professional fees of $510,000, during 2000.

         In 2000, the Company's Chief Executive Officer and principal stockholder was personally assigned a refund by the Company in respect of the excess insurance coverage previously purchased by him for the benefit of the Company in 1999. Accordingly, one-time, non-cash earnings of $713,000 are included as a reduction of operating expenses in 2000 with an offsetting debit to stockholders' (deficit) equity. The one-time, non-cash earnings do not impact the Company's cash flows or total stockholders' (deficit) equity position.

         In 2001, the Company recorded other income of $536,000 primarily as a result of the collection of disputed receivables. During 2000, the Company recorded other income of $760,000 primarily as a result of additional royalties of $750,000 received in connection with the early termination of the Company's men's tailored suits and dress shirts license.

         The Company had net interest expense of $864,000 in 2001 compared to net interest expense of $923,000 in 2000. The decrease was primarily due to a decrease in interest and facility fees due under the Company's credit facility agreement to $696,000 in 2001 from $909,000 in 2000 as a result of lower interest rates and lower average borrowings in 2001, and an increase in interest income to $74,000 in 2001 from $27,000 in 2000. These amounts were partially offset by interest of $72,000 incurred in 2001 in respect of interest on the outstanding amount due under the Company's endorsement agreement with a PGA professional, which was terminated effective November 1, 2000, $74,000 incurred in 2001 in respect of interest due on certain tax obligations, and by $96,000 incurred in 2001, compared to $40,000 in 2000, in respect of amortization of deferred financing costs, associated with continuing the line of credit following entering into the Target Agreement.

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred taxes result from temporary differences between the reporting of income and losses for financial and tax reporting purposes and are provided for using the liability method as prescribed by SFAS No. 109. Consequently, the Company recorded a net tax benefit in 2001 of $3.2 million. The Company recorded a deferred tax benefit at December 31, 2001 of $3.6 million following the reevaluation of its forecasted operating results and resultant taxable income during the remaining term of the Target Agreement, assuming the Company achieved the annual guaranteed minimum royalties due under the Target Agreement, and the consequent utilization of available net operating losses during the remaining term of the Target Agreement. At December 31, 2000, the Company had recorded a full valuation allowance on the Company's deferred tax assets due to the uncertainty regarding their realization at that time following the Company entering into the Target Agreement on March 28, 2000, and the first royalty revenues being achieved thereunder in the fourth quarter of 2000. The deferred tax benefit was partially offset by Alternative Minimum Tax in respect of 2001 and other tax obligations due by the Company for years prior to 2001, but not previously recognized, of $200,000 and $241,000, respectively.

         The Company is classified as a "personal holding company" in 2001. Personal holding company status results from more than 50% of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60% of the Company's income being derived from royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate (39.1% for 2001) on undistributed after tax earnings. A personal holding company is able to use its net operating loss, if any, for the immediately preceding year to offset its income subject to the personal holding company tax. Consequently the Company had no liability for personal holding company tax in 2001 as a result of its net operating loss for 2000 being in excess of its undistributed after tax earnings in 2001. The Company intends to take appropriate measures to avoid being classified as a personal holding company in years after 2001.

         The Company recorded no tax benefit as a result of its pre-tax loss in the year ended December 31, 2000. Losses for the year ended December 31, 2000 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax assets as described above.

         The Company's net income for the year ended December 31, 2001 was $9.0 million compared to a net loss of $12.3 million for the year ended December 31, 2000 due to the factors discussed above.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net sales of apparel and related products decreased to $24.2 million during 2000 from $47.4 million in 1999. Net sales of the men's and women's lines, which represented 97% of the Company's net sales of apparel and related products for 2000, decreased to $23.4 million in 2000 from $45.1 million in 1999. The decrease in net sales of apparel and related products was primarily due to the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement, partially offset by additional business with new customers as a result of the Company's broader product lines and focused sales efforts during the first quarter of 2000.

         Gross profit on apparel and related products decreased to $3.4 million during 2000 from $10.3 million in 1999. Gross profit as a percentage of net sales of apparel and related products decreased to 14% during 2000 from 22% in 1999. The decrease was primarily due to the termination of all sourcing, production and sales operations during the second quarter of 2000 as a result of the Company entering into the Target Agreement, partially offset by better inventory management and increased men's and women's regular-priced sales during the first quarter of 2000. This termination of certain operations substantially eliminated regular-priced sales of the Company's men's and women's lines during the final three quarters of 2000.

         Royalty revenues decreased to $3.5 million in 2000 from $3.7 million in 1999. The decrease was primarily due to reduced royalties from some of the Company's foreign licensees and was partially offset by royalties due under the Target Agreement of $835,000 following the initial launch of the Target licensed product line in the Fall of 2000.

         Total operating expenses for 2000 decreased to $19.0 million from 26.1 million in 1999.

         Selling, general and administrative expenses decreased to $16.7 million in 2000 from $20.0 million in 1999. Expenses related to payroll, selling, design, merchandising, travel, building and office expenses decreased by approximately $5.4 million from 1999 as a result of the changes to the Company's operations implemented during the Restructuring Period. Marketing expenses decreased to $4.0 million in 2000 from $4.7 million in 1999. Direct marketing expenses decreased to $1.4 million in 2000 from $4.7 million in 1999 as a result of the changes to the Company's operations implemented during the Restructuring Period. This decrease was partially offset by endorsement expenses in connection with the initiation and termination of the endorsement agreement with a PGA professional of $2.6 million in 2000. General and administrative expenses increased to $6.5 million in 2000 from $3.9 million in 1999 primarily as a result of an increase in the provision for doubtful accounts receivable as a result of the Company entering into the Target Agreement.

         During 2000, the Company recorded a restructuring charge of $3.5 million as a result of the changes resulting from the restructuring described above. This charge included (i) a write-down of property and equipment of approximately $2.3 million; (ii)an accrual for lease obligations of approximately $592,000; (iii) severance expense of approximately $531,000; (iv) $93,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of $154,000.

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

         During 1999, the Company's Chief Executive Officer and principal stockholder personally purchased excess insurance coverage for the benefit of the Company. Accordingly, a one-time, non-cash charge of $6.1 million is included in operating expenses for 1999 with an offsetting credit to stockholders' (deficit) equity. In 2000, the Company's Chief Executive Officer and principal stockholder was personally assigned a refund by the Company in respect of the excess insurance coverage purchased by him in 1999. Accordingly, one-time, non-cash earnings of $713,000 are included as a reduction of operating expenses in 2000 with an offsetting debit to stockholders' (deficit) equity. Neither the earnings nor the charge impact the Company's cash flows or total stockholders' (deficit) equity position.

         During 2000, the Company recorded other income of $760,000, which is, primarily, comprised of additional royalties of $750,000 received in connection with the early termination of the Company's men's tailored suits and dress shirts license.

         The Company had net interest expense of $923,000 in 2000 compared to net interest expense of $834,000 in 1999. The increase is due to increased interest expense on increased borrowings under the Company's line of credit in 2000 as compared to 1999, and amortization of capitalized deferred financing costs associated with continuing the line of credit following entering into the Target Agreement.

         The Company recorded no tax benefit in 2000 and 1999 as a result of its pretax losses. Losses for 2000 and 1999 were not benefited due to carryback limitations and uncertainty regarding realization of the related deferred tax asset. The uncertainty regarding realization of the related deferred tax asset at December 31, 2000 was primarily as a result of revenues due under the Target Agreement only commencing in the fall of 2000 following entering into the Target Agreement on March 28, 2000. The uncertainty regarding realization of the related deferred tax asset at December 31, 1999 was primarily as a result of the Company experiencing a significant decline in revenues, resulting in operating losses, negative cash flow and a working capital deficit since the year ended December 31, 1996, culminating in the Company entering into the Target Agreement and initiating a restructuring of its operations in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $4.7 million for 2001. Cash provided by operating activities was comprised primarily of the Company's net income of $9.0 million and increases in accrued bonus of $613,000 and in accrued liabilities of $370,000, offset by an increase in accounts receivable of $749,000, a decrease in accounts and long term payables of $421,000, an increase in deferred tax assets of $3.6 million and a decrease in deferred compensation of $564,000. At December 31, 2001, working capital deficit was approximately $1.3 million as compared to a deficit of $5.4 million at December 31, 2000. The decrease in working capital deficit is primarily due to a $3.1 million increase in the Company's cash balances, a $749,000 increase in accounts receivable, a $1.8 million increase in current deferred tax assets, and a decrease in deferred compensation of $564,000, partially offset by an increase in accrued bonus of $613,000, an increase in accrued liabilities of $370,000, an increase in accounts payable of $488,000 and by a $1.0 million increase in the current portion of the Company's line of credit during 2001.

         Net cash used in investing activities was $104,000 in 2001and comprised payments for the acquisition of property and equipment.

         Net cash used in financing activities was $1.4 million in 2001. Cash used in financing activities was primarily comprised of net repayments of $2.2 million under the Company's line of credit, partially offset by $744,000 of additional paid-in capital received as a result of the exercise of certain stock options in 2001.

         In July 2000, the Company entered into an amended credit facility providing for a $9.0 million revolving credit line, which is collateralized by substantially all of the Company's assets. The revolving credit line was also secured by a $5.0 million personal guaranty given by the Company's Chairman of the Board and Chief Executive Officer. Advances under the credit facility bear interest at the prime rate plus 1.5%. Under the credit facility agreement, the revolving credit line is reduced at the rate of $1.0 million per quarter beginning on June 1, 2001, and by any amounts received by the Company related to the settlement of certain legal matters, and terminates on June 1, 2003. The personal guaranty given by the Company's Chairman of the Board and Chief Executive Officer is reduced at the rate of $500,000 per quarter beginning on June 1, 2001.

         At December 31, 2001, the Company's credit facility provided for a $5.5 million revolving credit line collateralized by substantially all of the Company's assets and secured by a $3.5 million personal guaranty given by the Company's Chairman of the Board and Chief Executive Officer. The revolving credit line shall be further reduced at the rate of $1.0 million per quarter beginning on March 1, 2002. The personal guaranty given by the Company's Chairman of the Board and Chief Executive Officer shall be further reduced at the rate of $500,000 per quarter beginning on March 1, 2002. At December 31, 2001 approximately $4.8 million was outstanding under the line of credit.

         In 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. At December 31, 2001 approximately $1.3 million was outstanding to unsecured vendor creditors of which approximately $558,000 is due to be repaid in the year ended December 31, 2002.

         Effective November 1, 2000 the Company terminated its endorsement agreement with a PGA professional. The termination obligated the Company to pay to the PGA professional $1,760,993, payable by an initial payment of $325,000 followed by equal monthly installments for principal and interest of $127,586 from April 2001 through March 2002. Interest commencing April 2001 at the rate of 12% accrues on the outstanding amount due. At December 31, 2001, principal of $359,000 was outstanding under the termination agreement and is due to be repaid in the year ended December 31, 2002.

         Effective August 1, 2000, the Company entered into a lease agreement for its principal office space in Santa Monica, California. Rent obligations under the lease agreement are approximately $9,000 per month for an initial term of three years.

         The Company expects that its principal source of liquidity during the remaining term of the Target Agreement will be its net operating cash flows. Although no assurances can be given, the Company anticipates that, in conjunction with its available cash balances at December 31, 2001, its net operating cash flows during the remaining term of the Target Agreement, which primarily will be derived from revenues due under the Target Agreement, assuming only the minimum guaranteed royalties due under the Target Agreement, will be adequate to meet the Company's currently anticipated liquidity needs through the remaining term of the Target Agreement, in particular its obligations due under its line of credit agreement, its obligations to unsecured vendor creditors and its obligations due under the terminated endorsement agreement with a PGA professional.

         From time to time, we also consider a number of different financing alternatives, including the issuance of equity securities, debt securities and equity-linked securities, as sources of liquidity.

INFLATION

         The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its operations.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 is effective concurrent with the delayed effective date of SFAS No. 133. SFAS No. 138 amended the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted SFAS Nos. 133, 137 and 138 on January 1, 2001. The adoption did not have a material impact on the Company as the Company did not hold any derivative instruments in 2001.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001.

         The adoption of these standards is not expected to have a material impact on the Company's financial position or results of operations.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1.0% increase in interest rates occurring on January 1, 2002 would result in an increase in interest expense for the following 12 months of approximately $48,000.

         The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.

FORWARD LOOKING INFORMATION

         This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company's future operating results, the success and longevity of its licensing program with Target and other licensees, the Company's ability to meet its liquidity needs, and the outcome of the Company's legal proceedings. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions, including those described in "Business - Risk Factors". Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including a termination or adverse modification of the Company's license relationships, changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors described in "Business-Risk Factors." Accordingly, undue reliance should not be placed on these forward-looking statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" at Item 14(a) for a listing of the consolidated financial statements and supplementary data submitted as part of this report.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained in the Company's Proxy Statement for its 2002 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement for its 2002 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement for its 2002 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement for its 2002 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

         (1)      Financial Statements:

                                                                                                       PAGE
                                                                                                       ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...........................................................     F-2

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2001 and 2000.......................................     F-3
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999........     F-4
Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended December 31, 2001,
   2000 and 1999...................................................................................     F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.........     F-6
Notes to Consolidated Financial Statements.........................................................     F-7



(2) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

3.1      Certificate of Incorporation of Registrant (1)
3.2      Bylaws of the Registrant (1)
4.1      Specimen certificate of shares of Common Stock of the Registrant (1)
10.1*    Registrant's 1995 Stock Plan (1)
10.2*    Registrant's 1995 Directors Stock Option Plan (1)
10.3 Form of Indemnification Agreement between the Registrant and its directors and officers (1)
10.4     Registrant's Employee Stock Purchase Plan (2)
10.5 Financing Agreement, dated July 15, 1997, by and between the Registrant and The CIT Group/Commercial Services, Inc. (3)
10.5.1   Amendment to the Financing Agreement dated April 1, 1998 (4)
10.5.2   Amendment to the Financing Agreement dated March 22, 1999 (5)
10.5.3   Amendment to the Financing Agreement dated July 25, 2000 (8)
10.6 Registration Rights Agreement, dated as of November 30, 1998, by and among the Registrant, Edwin Lewis and Mossimo Giannulli (6)
10.7 Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and Target Stores, a division of Target Corporation (7)
10.8 Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and Cherokee Inc. (7)
10.9 Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC (9)
10.10 Term Payment Agreement, dated October 6, 2000, between the Registrant and David Duval Enterprises, Inc. (10)
10.11 Mossimo License Agreement, dated as of December, 2000, between Mossimo, Inc. and Confitalia, S.A. DE C.V. (10)
10.12 Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin S.P.A. and Target Stores (10)
10.13* Employment Agreement, dated May 17, 2001, effective February 1, 2001, by and between the Registrant and Mossimo Giannulli (11)
23.1     Independent Public Accountants Consent - Arthur Andersen LLP
99       Letter regarding Arthur Andersen LLP Representation

------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-80597), as amended, which became effective February 22, 1996.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 33-89810), which became effective May 28, 1997.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997.

(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999.

(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(7) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated March 28, 2000.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000.

(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000.

(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(11) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated May 17, 2001.

*        Indicates a management contract or compensatory plan or arrangement

         (b)      Reports on Form 8-K:

                  The Registrant did not file any reports on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2002.

                                               MOSSIMO, INC.

                                               By: /s/ MOSSIMO GIANNULLI
                                                  ------------------------------
                                                       Mossimo Giannulli
                                                   CHAIRMAN OF THE BOARD AND
                                                    CHIEF EXECUTIVE OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 2002.




   /s/ MOSSIMO GIANNULLI       Chairman of the Board and Chief Executive Officer
---------------------------
       Mossimo Giannulli


   /s/ EDWIN LEWIS             Vice-Chairman and President
---------------------------
       Edwin Lewis


   /s/ GIA CASTROGIOVANNI      Chief Operating Officer, Treasurer and Secretary
---------------------------       (Principal Accounting Officer)
       Gia Castrogiovanni


   /s/ ROBERT MARTINI          Director
---------------------------
       Robert Martini


   /s/ WILLIAM HALFORD         Director
---------------------------
       William Halford


   /s/ BRETT WHITE             Director
---------------------------
       Brett White



                                                MOSSIMO, INC. AND SUBSIDIARY
                                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                      PAGE
                                                                                                                      ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                                              F-2

FINANCIAL STATEMENTS:
Consolidated balance sheets as of December 31, 2001 and 2000.......................................................   F-3
Consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999.........................   F-4
Consolidated statements of stockholders' (deficit) equity for the years ended December 31, 2001, 2000 and 1999.....   F-5
Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999.........................   F-6
Notes to consolidated financial statements.........................................................................   F-7


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Stockholders of Mossimo, Inc.:

We have audited the accompanying consolidated balance sheets of Mossimo, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.




/s/ ARTHUR ANDERSEN LLP

Orange County, California
February 27, 2002


                                      MOSSIMO, INC. AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,
                                                                                    2001        2000
                                                                                  ---------   ---------
                                                 ASSETS
CURRENT ASSETS:
  Cash ........................................................................   $  3,182    $     50
  Accounts receivable, net of allowances of $6,436 and
      $7,590 - 2001 and 2000, respectively ....................................      1,958       1,209
  Prepaid expenses and other current assets ...................................        118          64
  Deferred taxes ..............................................................      1,776          --
                                                                                  ---------   ---------

    Total current assets ......................................................      7,034       1,323

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation and amortization ...............................................        251         346

DEFERRED FINANCING COSTS, net .................................................        151         247

DEFERRED TAXES ................................................................      1,821          --

OTHER ASSETS ..................................................................         37          48
                                                                                  ---------   ---------
                                                                                  $  9,294    $  1,964
                                                                                  =========   =========

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Due to factor, net ..........................................................   $     12    $     31
  Line of credit ..............................................................      4,000       3,000
  Accounts payable ............................................................      2,755       2,267
  Accrued liabilities .........................................................        996         626
  Accrued bonus ...............................................................        613          --
  Deferred compensation .......................................................         --         564
  Current portion of long-term debt ...........................................         --           3
  S distribution note .........................................................         --         255
                                                                                  ---------   ---------
    Total current liabilities .................................................      8,376       6,746

LINE OF CREDIT, net of current portion ........................................        817       3,988

LONG-TERM PAYABLES, net of current portion ....................................        779       1,688

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ...........................................         --          --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,330,042 and 15,080,042- 2001 and 2000, respectively       15          15
  Additional paid-in capital ..................................................     38,304      37,560
  Accumulated deficit .........................................................    (38,997)    (48,033)
                                                                                  ---------   ---------

    Total stockholders' deficit ...............................................       (678)    (10,458)
                                                                                  ---------   ---------
                                                                                  $  9,294    $  1,964
                                                                                  =========   =========


                       See accompanying notes to consolidated financial statements


                             MOSSIMO, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                       2001        2000       1999
                                                    ---------   ---------   ---------
Net sales of apparel and related products .......         --    $ 24,150    $ 47,393
Royalties .......................................     16,666       3,475       3,686
                                                    ---------   ---------   ---------
    Total revenues ..............................     16,666      27,625      51,079

Cost of sales of apparel and related products ...         --      20,730      37,069
                                                    ---------   ---------   ---------
                                                      16,666       6,895      14,010
                                                    ---------   ---------   ---------

OPERATING EXPENSES:
    Selling, general and administrative .........     10,455      16,677      20,001
    Non-cash insurance (refund) premium .........         --        (713)      6,100
    Restructuring ...............................         --       3,460          --
    Vendor discounts, net .......................         --        (407)         --
                                                    ---------   ---------   ---------
            Total operating expenses ............     10,455      19,017      26,101
                                                    ---------   ---------   ---------
Operating income (loss) .........................      6,211     (12,122)    (12,091)
                                                    ---------   ---------   ---------

OTHER INCOME (EXPENSE):
    Other, net ..................................        536         760          (3)
    Interest, net ...............................       (864)       (923)       (834)
                                                    ---------   ---------   ---------
        Other expense, net ......................       (328)       (163)       (837)
                                                    ---------   ---------   ---------
Income (loss) before income taxes ...............      5,883     (12,285)    (12,928)
(Benefit) provision for income taxes ............     (3,153)          3          13
                                                    ---------   ---------   ---------
Net income (loss) ...............................   $  9,036    $(12,288)   $(12,941)
                                                    =========   =========   =========
Net earnings (loss) per common share:
    Basic and diluted ...........................   $   0.59    $  (0.81)   $  (0.86)
                                                    =========   =========   =========

Weighted average common shares outstanding:
    Basic .......................................     15,254      15,080      15,050
                                                    =========   =========   =========

    Diluted .....................................     15,290      15,080      15,050
                                                    =========   =========   =========



              See accompanying notes to consolidated financial statements


                              MOSSIMO, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                     (IN THOUSANDS)



                                                     ADDITIONAL
                                     COMMON STOCK      PAID-IN   ACCUMULATED
                                  SHARES     AMOUNT    CAPITAL     DEFICIT      TOTAL
                                ---------  ---------  ---------   ---------   ---------
BALANCE, December 31, 1998...     15,011   $     15   $ 31,428    $(22,804)   $  8,639
Issuance of common stock ....         66         --        298          --         298
Non-cash compensation .......         --         --        300          --         300
Non-cash insurance premium...         --         --      6,100          --       6,100
Net loss ....................         --         --         --     (12,941)    (12,941)
                                ---------  ---------  ---------   ---------   ---------
BALANCE, December 31, 1999...     15,077         15     38,126     (35,745)      2,396
Issuance of common stock ....          3         --         22          --          22
Non-cash compensation .......         --         --        125          --         125
Non-cash insurance refund...          --         --       (713)         --        (713)
Net loss ....................         --         --         --     (12,288)    (12,288)
                                ---------  ---------  ---------   ---------   ---------

BALANCE, December 31, 2000...     15,080         15     37,560     (48,033)    (10,458)
Issuance of common stock ....        250         --        744          --         744
Net income ..................         --         --         --       9,036       9,036
                                ---------  ---------  ---------   ---------   ---------
BALANCE, December 31, 2001...     15,330   $     15   $ 38,304    $(38,997)   $   (678)
                                =========  =========  =========   =========   =========






               See accompanying notes to consolidated financial statements


                                                 MOSSIMO, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                            ---------------------------------
                                                                                              2001        2000        1999
                                                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .......................................................................   $  9,036    $(12,288)   $(12,941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization ...........................................................        295         545       1,356
Write-down of property and equipment ....................................................         --       2,331          --
Gain on disposition of property and equipment ...........................................         --        (154)         --
Provision for doubtful receivables ......................................................         --        (380)         79
Restructuring charge ....................................................................         --          61          --
Vendor discounts, net ...................................................................         --        (407)         --
Deferred royalty income .................................................................         --        (213)       (112)
Deferred taxes ..........................................................................     (3,597)         --          --
Non-cash compensation expense ...........................................................         --         125         300
Non-cash insurance (refund) premium .....................................................         --        (713)      6,100
Changes in:
     Accounts receivable, net ...........................................................       (749)        (42)        113
     Due from factor, net ...............................................................         --          --       3,064
     Inventories ........................................................................         --       5,682       2,643
     Refundable taxes ...................................................................         --          --         171
     Prepaid expenses and other current assets ..........................................        (54)        438        (300)
     Other assets .......................................................................         11        (201)         40
     Due to factor, net .................................................................        (19)     (1,267)      1,298
     Accounts and long-term payables ....................................................       (421)      1,184       1,673
     Accrued liabilities ................................................................        370        (664)       (544)
     Accrued bonus ......................................................................        613          --          --
     Deferred compensation ..............................................................       (564)        564          --
     S distribution note ................................................................       (255)         --         (51)
                                                                                            ---------   ---------   ---------

         Net cash provided by (used in) operating activities ............................      4,666      (5,399)      2,889
                                                                                            ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment ...........................................         --         329          --
Payments for acquisition of property and equipment ......................................       (104)       (220)       (246)
                                                                                            ---------   ---------   ---------

         Net cash (used in) provided by investing activities ............................       (104)        109        (246)
                                                                                            ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit ............................................................     (2,171)      4,853      (2,624)
Proceeds from issuance of common stock ..................................................        744          22         298
Repayment of long-term debt .............................................................         (3)         (8)        (20)
                                                                                            ---------   ---------   ---------

         Net cash (used in) provided by financing activities ............................     (1,430)      4,867      (2,346)
                                                                                            ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH .........................................................      3,132        (423)        297
CASH, beginning of year .................................................................         50         473         176
                                                                                            ---------   ---------   ---------

CASH, end of year .......................................................................   $  3,182    $     50    $    473
                                                                                            =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest .............................................   $    743    $    943    $    857
                                                                                            =========   =========   =========
     Cash paid during the year for income taxes .........................................   $    203    $     13    $     18
                                                                                            =========   =========   =========
     Reclassification of accounts payable to long-term payables .........................   $     --    $  1,688    $     --
                                                                                            =========   =========   =========
     Non-cash acquisition of property and equipment .....................................   $     --    $     40    $     --
                                                                                            =========   =========   =========

                                  See accompanying notes to consolidated financial statements

                          MOSSIMO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - On March 28, 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing agreement (the "Target Agreement") with Target Corporation ("Target"). Under the terms of the Target Agreement, Target has the exclusive United States license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under existing Mossimo licensing arrangements. The Target licensed product line includes men's, women's, boy's and girl's apparel and footwear, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

         Under the Target Agreement the Company and Mossimo Giannulli, its Chief Executive Officer and principal designer, contribute design services and the Company has approval rights for product design and marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company a royalty based upon a percentage of its net sales of Mossimo brand products, with minimum guaranteed royalties of approximately $8.5 million, $9.6 million and $9.6 million in the contract years ended January 31, 2002, 2003 and 2004, respectively. Target pays royalties due on net sales achieved based on percentages defined in the Target Agreement. The Company is obligated to pay 15% of all royalties received from Target to a third party who assisted the Company in connection with entering into the Target Agreement. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

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

         Prior to entering into the Target Agreement, the Company's primary line of business was designing, sourcing and marketing a lifestyle collection of designer men's and women's sportswear and activewear, including knit and woven shirts, outerwear, denim and related products, dresses, pants, sweatshirts, tee-shirts and shorts. The products were distributed to a diversified account base, including department stores, specialty retailers, and sports and activewear stores located throughout the United States, as well as one signature retail store and one outlet store in Southern California. In connection with the Target Agreement, the Company restructured its operations. Currently, the Company operates as a licensor and contributes design services, primarily to Target, but it does not manufacture, source or directly market its products.

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

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         DEFERRED FINANCING COSTS - During 2000, $287,000 of deferred financing costs associated with continuing the line of credit following entering into the Target Agreement were capitalized. The costs are being amortized over the term of the credit facility and amortization expense in 2001 and 2000 was $96,000 and $40,000, respectively.

         REVENUE RECOGNITION - Revenue from sales of apparel and related products was recognized when merchandise was shipped to a customer. Reserves for estimated returns and allowances were recorded at the time of shipment based upon management's estimates and the Company's historical experience.

         Royalty revenues due under the Target Agreement are recognized as Target achieves sales of the Company's products. Royalty payments are due on a quarterly basis and range from 1% to 4% of net sales. The Target Agreement is structured to provide royalty rate reductions for Target after it achieves certain levels of retail sales of Mossimo branded products during each contract year (i.e. each twelve month period beginning February 1). As a result, the Company's royalty revenues from Target as a percentage of Target's retail sales of Mossimo branded products will be highest at the beginning of each contract year and decrease throughout each contract year as Target reaches certain retail sales thresholds contained in the Target Agreement. Therefore, the amount of royalty revenue received by the Company in any quarter from Target is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales for the contract year, and the resulting attainment of royalty rate reductions in any preceding quarters in the same contract year.

         Royalty revenues from the Company's other licensees are recognized as those licensees achieve sales of the Company's products. Royalty payments are due on a quarterly basis and range from 2% to 7% of net sales.

         BONUS - The Company's Chief Executive Officer and principal designer receives a bonus, under the terms of an employment agreement, equal to 50% of the Company's royalties due under the Target Agreement, after deduction of 15% in respect of the Company's obligations to a third party who assisted the Company with entering into the Target Agreement, in excess of the minimum guaranteed royalties due under the Target Agreement. The bonus accrues throughout the year as the Company's cumulative royalties from Target are in excess of the cumulative minimum guaranteed royalties due under the Target Agreement. All bonus obligations due to the Company's Chief Executive Officer and principal designer as of December 31, 2001 had been paid as of that date.

         The Company's employees receive a bonus based on the level of Target's retail sales of Mossimo branded products during each contract year. The bonus ranges from 10% to 100% of each employees base salary and the bonus accrues throughout the year.

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

         STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company follows the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which require presentation of the pro forma effect of the fair value based method on net income (loss) and net earnings (loss) per share in the financial statement footnotes. See Note 12 - Stockholders' (Deficit) Equity.

         EARNINGS (LOSS) PER SHARE - The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net earnings (loss) per share. Basic net earnings (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings (loss) per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. For the years ended December 31, 2000 and 1999 there was no dilution from outstanding options. Stock options excluded from diluted weighted average shares outstanding for the years ended December 31, 2001, 2000 and 1999 were approximately 557,000, 1,120,000 and 1,107,000, respectively, as they were antidilutive.

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS LOSS PER SHARE (CONTINUED) - The reconciliation between net income (loss) and weighted average shares outstanding for basic and diluted earnings (loss) per share is as follows (all amounts in thousands, except per share data):

                                                        2001         2000         1999
                                                     ----------   ----------   ----------
Net income (loss)..................................  $   9,036    $ (12,288)   $ (12,941)
Weighted average shares outstanding - basic........     15,254       15,080       15,050
Basic earnings (loss) per share....................  $    0.59    $   (0.81)   $   (0.86)

Add: dilutive effect of stock options..............         36            -            -
Weighted average shares outstanding - diluted......     15,290       15,080       15,050
Diluted earnings (loss) per share..................  $    0.59    $   (0.81)   $   (0.86)

         During 1998, the Company issued stock options to Edwin Lewis, the Company's then Chief Executive Officer and President, under the Stock Option Plan for Edwin Lewis (Note 12). The shares of common stock to be issued upon exercise of these options were to be contributed to the Company by Mossimo Giannulli, Chairman of the Board, under a Contribution Agreement (Note 12). Accordingly, these shares are included in basic weighted average shares outstanding as of December 31, 1999. On March 28, 2000, Edwin Lewis resigned from his then positions with the Company and all options granted under the Lewis Plan were canceled and the Lewis Plan and Contribution Agreement were terminated.

         IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 is effective concurrent with the delayed effective date of SFAS No. 133. SFAS No. 138 amended the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted SFAS Nos. 133, 137 and 138 on January 1, 2001. The adoption did not have a material impact on the Company as the Company did not hold any derivative instruments in 2001.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001.

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

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         MERCHANDISE RISK (CONTINUED) - Because the amount of the Company's revenues under the Target Agreement is dependent, in part, on the sales of Mossimo brand products in Target stores, the Company's revenue potential is impacted by the number of Target stores and the patronage at these stores. Termination or non-extension of the Target Agreement, or a material adverse change in the business of Target stores, could have a material adverse effect on the Company's financial condition and results of operations.

         RECLASSIFICATIONS - Certain reclassifications have been made in the audited consolidated 2000 and 1999 financial statements to conform to the 2001 presentation.

2. RESTRUCTURING

         As a result of entering into the Target Agreement on March 28, 2000, a restructuring of the Company's business was initiated during the first quarter of 2000. Management implemented several changes to the Company's operations during the period from March 28, 2000 to the end of 2000. The restructuring included a work force reduction of approximately 90% of all employees, closure of the Company's showrooms, signature retail store and outlet store, and termination of relationships with substantially all existing customers and suppliers. The work force reduction was as a result of the termination of all sourcing, production and sales operations. The restructuring was complete at December 31, 2000.

         The restructuring resulted in a charge during the year ended December 31, 2000 of approximately $3.5 million which is included in operating expenses in the accompanying Statement of Operations for the year ended December 31, 2000. The charge includes (i) a write-down of approximately $2.3 million relating to property and equipment disposed of; (ii) an accrual for lease obligations of $592,000; (iii) terminated employees severance expense of $531,000; (iv) $93,000 of legal and professional services expenses; (v) a write-off of security deposits of $61,000 and (vi) a gain on disposal of property and equipment previously written down of $154,000. All obligations in respect of lease obligations and employee's severance had been paid by December 31, 2001.

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


         Due to factor consists of the following at December 31:

                                                               2001       2000
                                                             --------   --------
                                                                (IN THOUSANDS)
           Unmatured accounts receivable:
                Nonrecourse................................  $     -    $     -
                With recourse..............................        -          -
           Allowance for sales returns and markdowns.......      (12)       (31)
                                                             --------   --------

                                                             $   (12)   $   (31)
                                                             ========   ========

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. INCOME TAXES

         The (benefit) provision for income taxes consists of the following for the years ended December 31:

                                                                                  2001       2000       1999
                                                                                --------   --------   --------
                                                                                        (IN THOUSANDS)
           Current:
                Federal........................................................ $   391    $     -    $     -
                State..........................................................      53          3         13
                                                                                --------   --------   --------
                                                                                    444          3         13
                                                                                --------   --------   --------

           Deferred:
                Federal........................................................  (3,058)         -          -
                State..........................................................    (539)         -          -
                                                                                --------   --------   --------
                                                                                 (3,597)         -          -
                                                                                --------   --------   --------

                    Total (benefit) provision for income taxes................. $(3,153)   $     3    $    13
                                                                                ========   ========   ========

         The (benefit) provision for income taxes differs from the amount of tax determined by applying the federal statutory rate to pretax income (loss). The components of this difference for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:


                                                                                  2001       2000       1999
                                                                                --------   --------   --------
                                                                                        (IN THOUSANDS)
           Provision (benefit) on income (loss) at federal statutory tax rate.. $ 2,000    $(4,301)   $(4,529)
           State tax provision (benefit), net of federal tax effect............     343       (706)      (776)
           (Decrease) increase in valuation allowance..........................  (8,065)     5,729      4,222
           Alternative minimum tax.............................................     441          -          -
           Non-deductible expenses.............................................   1,299          -          -
           Other...............................................................     829       (719)     1,096
                                                                                --------   --------   --------
                     Total (benefit) provision for income taxes................ $(3,153)   $     3    $    13
                                                                                ========   ========   ========


         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31, 2001 and 2000 are as follows:

                                                             2001         2000
                                                           ---------   ---------
                                                               (IN THOUSANDS)

           Deferred income tax assets (liabilities):
                Reserves not currently deductible ......   $  2,890    $  3,963
                State income taxes .....................      1,130        (131)
                Net operating loss carryforward ........     10,996      15,992
                Other ..................................        340          --
                                                           ---------   ---------

           Net deferred tax assets .....................     15,356      19,824
           Valuation allowance .........................    (11,759)    (19,824)
                                                           ---------   ---------

           Total net deferred tax asset ................      3,597          --

           Less: current portion .......................      1,776          --
                                                           ---------   ---------

           Long-term portion ...........................   $  1,821    $     --
                                                           =========   =========

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. INCOME TAXES (CONTINUED)

         The Company recorded a deferred tax asset at December 31, 2001 following the reevaluation of its forecasted operating results and resultant taxable income during the remaining life of the initial term of the Target Agreement, assuming the Company achieves the annual guaranteed minimum royalties due under the Target Agreement, and the consequent utilization of available net operating losses during the remaining life of the initial term of the Target Agreement. At December 31, 2000, the Company had recorded a full valuation allowance on the Company's deferred tax assets due to the uncertainty regarding their realization at that time following the Company entering into the Target Agreement on March 28, 2000 and the first royalty revenues being achieved thereunder in the fourth quarter of 2000.

         As of December 31, 2001 the Company has approximately $28,400,000 and $14,900,000 of federal and state net operating loss carryforwards, respectively, available to offset future taxable income which expire in various years through 2020.

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

         The Company is classified as a "personal holding company" in 2001. Personal holding company status results from more than 50% of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60% of the Company's income being derived from royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate (39.1% for 2001) on undistributed after tax earnings. A personal holding company is able to use its net operating loss, if any, for the immediately preceding year to offset its income subject to the personal holding company tax. Consequently the Company had no liability for personal holding company tax in 2001 as a result of its net operating loss for 2000 being in excess of its undistributed after tax earnings in 2001.


5. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:
                                                              2001        2000
                                                            --------    --------
                                                               (IN THOUSANDS)

           Furniture and fixtures ......................    $   441     $   403
           Machinery and equipment .....................        782         716
                                                            --------    --------

                                                              1,223       1,119
           Accumulated depreciation and amortization ...       (972)       (773)
                                                            --------    --------

                                                            $   251     $   346
                                                            ========    ========

6. LINE OF CREDIT

         Prior to entering into the Target Agreement, the Company maintained a $15,000,000 revolving line of credit, collateralized by inventory, receivables, and machinery and equipment, bearing interest at the prime rate plus 0.5% (9.0% at December 31, 1999) and prime rate plus 1.0% beginning January 1, 2000 (9.5% at December 31, 1999). The Company's borrowings under the facility were limited to 50% of eligible inventory and 85% of eligible receivables. The facility allowed for up to $6.0 million in letters of credit.

         In July 2000, the Company's credit facility was amended to provide for a $9.0 million revolving credit line, which is collateralized by inventory, receivables, machinery and equipment and intangibles. The revolving credit line is also secured by a $5.0 million personal guaranty given by the Company's Chairman of the Board and Chief Executive Officer. Advances under the amended agreement bear interest at the prime rate plus 1.5% (6.5% at December 31, 2001). The revolving credit line is reduced at the rate of $1.0 million per quarter beginning on June 1, 2001, and by any amounts received by the Company related to the settlement of certain legal matters, and terminates on June 1, 2003. The personal guaranty given by the Company's Chairman of the Board and Chief Executive Officer is reduced at the rate of $500,000 per quarter beginning on June 1, 2001 and amounted to $3.5 million at December 31, 2001. At December 31, 2001 the Company's credit facility provided for a $5.5 million revolving credit line.

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. LINE OF CREDIT (CONTINUED)

         Future scheduled line of credit payments are as follows (in thousands):

           Year ending December 31:
                2002.............................................        $4,000
                2003.............................................           817
                                                                         -------
           Total scheduled maturities............................         4,817

                Less: current portion............................         4,000
                                                                         -------
                Long-term portion................................        $  817
                                                                         =======

7. VENDOR DISCOUNTS AND LONG-TERM PAYABLES

         In 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement, the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. The Company recorded vendor discounts of $917,000, offset by related professional fees of $510,000, during 2000.

         Effective November 1, 2000 the Company terminated its endorsement agreement with a PGA professional. The termination obligated the Company to pay to the PGA professional $1,760,993, payable by an initial payment of $325,000 followed by equal monthly installments for principal and interest of $127,586, from April 2001 through March 2002. Interest commencing April 2001 at the rate of 12% accrues on the outstanding amount due.

         Future scheduled long-term payables payments are as follows (in thousands):

           Year ending December 31:
                2002.............................................        $  917
                2003.............................................           550
                2004.............................................           229
                                                                         -------
           Total scheduled maturities............................         1,696

                Less: current portion (included in accounts payable)        917
                                                                         -------
                Long-term portion................................        $  779
                                                                         =======


8. EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees after six months of employment. The plan provides for annual matching contributions by the Company as a percentage of employee contributions and annual wages. Contributions made to the plan for the years ended December 31, 2001, 2000 and 1999 were, $2,000, $12,000 and $17,000, respectively.

         In February 1997, the Company adopted the Mossimo, Inc. Employee Stock Purchase Plan (the "Employee Plan"), which provides eligible employees of the Company the opportunity to acquire stock in the Company through periodic payroll deductions that are applied at semi-annual intervals to purchase shares of common stock at a discount from the then current market price. The purchase price of the shares is the lower of 85% of the fair market value of the Company's common stock on the first day of the purchase period; or, 85% of the fair market value of the Company's common stock on the purchase date. During 2001, no shares were issued to employees through the Employee Plan. A total of 500,000 shares have been reserved under the Employee Plan, and 481,345 are available for issuance at December 31, 2001.

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - The Company is committed under a noncancelable operating lease for its corporate and design office which expires August 31, 2003. Prior to entering into the Target Agreement, the Company was committed under several noncancelable operating leases. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $105,000, $731,000 and $1,814,000
respectively.

         Future minimum annual rental payments required under the noncancelable operating lease are as follows (in thousands):

           Year ending December 31:
                2002.............................................      $    108
                2003.............................................            64
                                                                       ---------
                                                                       $    172
                                                                       =========

         LITIGATION - Various state and federal class action complaints were brought against the Company in 1997, 1998 and 1999. On March 20, 2000, District Court Judge Gary L. Taylor approved a $13.0 million settlement of the State Actions and Federal Action. There were no objections to the settlement. The settlement was funded by the Company's insurance coverage.

         The Company was the defendant in an action filed in the Superior Court of the State of California for the County of Orange on October 20, 2000 by the lessor of the Company's industrial warehouse space. The plaintiff alleged the Company breached the lease by failing to pay rent and vacating the leased premises prior to the lease's expiration in 2007. A settlement agreement was entered into on January 24, 2001 whereby the Company was obligated to pay to the plaintiff approximately $235,000 (including interest) in equal monthly installments commencing February 2001 through July 2001. On receipt of the final monthly installment the plaintiff dismissed the action against the Company. Provision was made in the financial statements as of December 31, 2000 for the amount due under the settlement agreement.

         In February 2001, the Company filed actions in the Superior Court of the State of California for the County of Los Angeles against Macy's West, Inc., Bloomingdale's, Inc., and Federated Department Stores, three former customers of the Company. As to Macy's West, Inc., the complaint seeks damages of approximately $857,000 for merchandise sold and delivered and $1,000,000 for breach of contract related to cancelled orders. As to Bloomingdale's, Inc., the complaint seeks damages of approximately $62,000 for merchandise sold and delivered and $75,000 related to cancelled orders. As to Federated Department Stores, the complaint sought damages for interference with contract of approximately $3,000,000. In September 2001, the parties entered into an agreement in principle for the settlement of the litigation and after the settlement documents were executed in the fourth quarter of 2001 that litigation was dismissed.

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

10. MAJOR CUSTOMERS

         As a result of entering into the Target Agreement, substantially all of the Company's revenues are now derived from royalties due from Target. Royalties due from Target represented approximately 92% and 24% of royalty revenues during the years ended December 31, 2001 and 2000, respectively.

         Prior to entering into the Target Agreement and during the years ended December 31, 2000 and 1999, sales to one department store customer in its various regions represented approximately 43% and 38% of net sales of apparel and related products, respectively. Cumulative sales to various divisions of one department store group represented approximately 14% and 15% of net sales of apparel and related products during the years ended December 31, 2000 and 1999, respectively. Additionally, cumulative sales to various divisions of two department store groups each represented approximately 13% of net sales of apparel and related products during the year ended December 31, 2000.

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's consolidated balance sheets include the following financial instruments: cash, accounts receivable, amounts due to its factor, amounts due under the Company's credit facility, accounts payable and long-term payables. The Company considers the carrying amounts in the financial statements to approximate fair value for cash, accounts receivable, accounts payable and amounts due to its factor, because of the relatively short period of time between origination and their expected realization or settlement. The carrying value of amounts due under the Company's credit facility approximates fair value as the related interest rate is comparable to that currently available to the Company on obligations with similar terms. The carrying value of long-term payables approximates fair value as it represents the amounts for which certain of the Company's vendors will settle and release the Company from all claims of the vendors.

12. STOCKHOLDERS' (DEFICIT) EQUITY

         In February 1996, the Company completed an initial public offering of 2,000,000 shares of the Company's common stock for $18.00 per share, generating proceeds to the Company after underwriting discounts and expenses of approximately $32,100,000. In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholder $17,600,000, representing previously earned and undistributed taxable S corporation earnings in the form of promissory notes (S distribution notes). The estimated remaining amount payable to the stockholder for previously earned and undistributed taxable S Corporation earnings under the S distribution notes was $255,000 and $215,000 at December 31, 2000 and 1999, respectively. During 2001, the amount due under the S distribution notes was repaid to the stockholder.

         During 1999, the Company's Chief Executive Officer and principal stockholder personally purchased excess insurance coverage for the benefit of the Company. Accordingly, a one-time, non-cash charge of $6.1 million is included in operating expenses for 1999 with an offsetting credit to stockholders' (deficit) equity. In 2000, the Company's Chief Executive Officer and principal stockholder was personally assigned a refund by the Company in respect of the excess insurance coverage purchased by him in 1999. Accordingly, one-time, non-cash earnings of $713,000 are included as a reduction of operating expenses in 2000 with an offsetting debit to stockholders' (deficit) equity. Neither the earnings nor the charge impact the Company's cash flows or total stockholders' (deficit) equity position.

         1995 STOCK OPTION PLAN - In December 1995, the Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and to certain advisors or consultants to the Company. A total of 1,500,000 shares have been reserved for issuance under the 1995 Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant. In April 2000, the Company amended the 1995 Plan so that an optionee's vesting in such options automatically terminates when the optionee's employment with the Company is terminated for reasons other than retirement, disability or death. In May 2000, the Company further amended the 1995 Plan so that employees whose employment was terminated by the Company, as a result of the implementation of its restructuring (Note 2), became immediately vested in the options granted under the 1995 Plan and so that the exercise period of such options was extended to one year from the date of termination. As of December 31, 2001 there were 711,288 shares of common stock under the 1995 Plan that were available for future grant.

         1995 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN - The Company's Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 30,000 shares of common stock on the date of such director's initial election or appointment to the Board of Directors and (ii) an option to purchase 3,000 shares of common stock on each anniversary thereof on which the director remains on the Board of Directors. A total of 250,000 shares have been reserved under the Directors Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant. As of December 31, 2001 there were 104,000 shares of common stock under the Directors Plan that were available for future grant.

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)

         Changes in shares under option for the 1995 Plan and the Directors Plan (the "Plans") are summarized as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                           2001                      2000                       1999
                                                           ----                      ----                       ----
                                                                WEIGHTED                   WEIGHTED                   WEIGHTED
                                                     SHARES   AVERAGE PRICE    SHARES    AVERAGE PRICE    SHARES    AVERAGE PRICE
                                                 ------------    --------    -----------   --------    -----------     --------
 Outstanding, beginning of year...............     1,119,880     $  3.97      1,107,260    $  4.16      1,207,450      $  5.40
     Granted..................................        79,000        2.58         69,000       1.17        140,450         8.83
     Canceled.................................       325,555        4.26         56,193       4.37        179,440        16.05
     Exercised................................       250,000        2.98            187       4.88         61,200         4.47
                                                 ------------    --------    -----------   --------    -----------     --------

 Outstanding, end of year.....................       623,325     $  4.03      1,119,880    $  3.97      1,107,260      $  4.16
                                                 ------------    --------    ===========   ========    ===========     ========

 Options exercisable, end of year.............       431,494     $  4.54        861,842    $  4.09        377,960      $  4.91
                                                 ------------    --------    ===========   ========    ===========     ========

 Weighted average fair value of
     options granted during the year..........                   $  1.65                   $  0.83                     $  4.68
                                                                 ========                  ========                    ========

         Outstanding stock options for the Plans at December 31, 2001 consist of the following:


                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                WEIGHTED
                                 AVERAGE   WEIGHTED                 WEIGHTED
        RANGE OF                REMAINING  AVERAGE                  AVERAGE
    EXERCISE PRICES    SHARES     LIFE      PRICE        SHARES      PRICE
    ---------------    -------    ----     ---------    --------    --------
    $ 2.00 - $ 5.00    531,000     7.3     $   3.03      349,250    $  3.28
    $ 7.00 - $11.00     82,325     7.3         8.79       72,244       8.74
    $18.00 - $24.00     10,000     4.2        18.00       10,000      18.00
                       -------    ----     ---------    --------    --------
                       623,325     7.3     $   4.03      431,494    $  4.54
                       =======    ====     =========    ========    ========


         The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 2001, 2000 and 1999 assuming risk-free interest rates of approximately 4.90%, 6.55% and 5.75%, respectively; volatility of approximately 125%, 202%, and 99%, respectively; zero dividend yield; and expected lives of five years for all periods. In accordance with APB Opinion No. 25, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock.

         STOCK OPTION PLAN FOR EDWIN LEWIS. On November 30, 1998, the Board of Directors adopted the Stock Option Plan for Edwin Lewis (the "Lewis Plan"). The total number of shares of common stock of the Company authorized for issuance upon exercise of options under the Lewis Plan was established at 6,186,111, subject to adjustment.

         On November 30, 1998, subject to approval by the stockholders of the Company, the Board of Directors granted the following stock options to Mr. Lewis (the "Lewis Options") under the Lewis Plan: (i) a Nonqualified Stock Option Agreement, under which Mr. Lewis was granted an immediately exercisable option to purchase up to 5,152,778 shares of the common stock at a purchase price of $3.00 per share, (i.e., the fair market value of the common stock on the date of grant); (ii) an Incentive Stock Option Agreement, under which Mr. Lewis was granted an immediately exercisable option to purchase up to 33,333 shares of common stock at a purchase price of $3.00 per share; (iii) a Nonqualified Performance Stock Option Agreement, under which Mr. Lewis was granted an option to purchase up to 966,667 shares of common stock at a purchase price of $3.00 per share, with such options vesting on November 30, 2005, subject to accelerated vesting upon the occurrence of certain events relating in part to the common stock price; and (iv) a Performance Incentive Stock Option Agreement, under which Mr. Lewis was granted an option to purchase 33,333 of common stock at a purchase price of $3.00 per share, with such options vesting on November 30, 2005, subject to accelerated vesting upon the occurrence of certain events relating in part to the common stock price (together, the "Stock Option Agreements").

                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)

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

         On March 28, 2000, as a result of entering into the Target Agreement, Edwin Lewis resigned from his then positions with the Company and all options granted under the Lewis Plan were canceled and the Lewis Plan and Contribution Agreement were terminated.

         If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net income (loss) and net earnings (loss) per share would have resulted in the approximate pro forma amounts indicated below for the years ended December 31, 2001, 2000 and 1999:

                                                            2001         2000           1999
                                                         ----------   -----------   -----------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
           Actual net income (loss) ..................   $   9,036    $  (12,288)   $  (12,941)
           Pro forma net income (loss) ...............       7,837       (13,466)      (14,352)
           Actual net earnings (loss) per share:
                Basic and diluted ....................   $    0.59    $    (0.81)   $    (0.86)
           Pro forma net earnings (loss) per share:
                Basic and diluted ....................   $    0.51    $    (0.89)   $    (0.95)


13. VALUATION AND QUALIFYING ACCOUNTS

         Changes in the allowance for doubtful accounts, allowance for sales returns and markdowns and lease restructuring reserve for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                                  ADDITIONS
                                                    BALANCE AT    CHARGED TO                    BALANCE AT
                                                    BEGINNING     COSTS AND                        END
                                                    OF PERIOD     EXPENSES       DEDUCTIONS     OF PERIOD
                                                  ------------   ------------   ------------   ------------
Year ended December 31, 2001:
    Allowance for doubtful accounts ...........   $   207,000    $        --    $        --    $   207,000
    Allowance for sales returns and markdowns..     7,383,000             --     (1,154,000)     6,229,000

Year ended December 31, 2000:
    Allowance for doubtful accounts ...........   $   587,000    $        --    $  (380,000)   $   207,000
    Allowance for sales returns and markdowns..     9,363,000             --     (1,980,000)     7,383,000

Year ended December 31, 1999:
    Allowance for doubtful accounts ...........   $   696,000    $    79,000    $  (188,000)   $   587,000
    Allowance for sales returns and markdowns..     1,216,000     16,748,000     (8,601,000)     9,363,000
    Allowance for lease restructuring .........       199,000             --       (199,000)            --


                          MOSSIMO, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. INTERIM FINANCIAL INFORMATION (UNAUDITED)

         The following tables set forth certain selected interim financial data for the Company by quarter for the years ended December 31, 2001 and 2000.

                                                               YEAR ENDED DECEMBER 31, 2001
                                                  ---------------------------------------------------------
                                                    FIRST      SECOND       THIRD      FOURTH
                                                   QUARTER     QUARTER     QUARTER     QUARTER      YEAR
                                                  ---------   ---------   ---------   ---------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Royalties .....................................   $  5,039    $  5,118    $  3,919    $  2,590    $ 16,666

Income before income taxes ....................      2,323       1,508       1,653         399       5,883

Benefit for income taxes ......................         --          --          --      (3,153)     (3,153)

Net income ....................................      2,323       1,508       1,653       3,552       9,036

Net earnings per share:
     Basic and diluted ........................   $   0.15    $   0.10    $   0.11    $   0.23    $   0.59


                                                               YEAR ENDED DECEMBER 31, 2000
                                                  ---------------------------------------------------------
                                                    FIRST      SECOND       THIRD      FOURTH
                                                   QUARTER     QUARTER     QUARTER     QUARTER      YEAR
                                                  ---------   ---------   ---------   ---------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
Net sales of apparel and related products......   $ 18,100    $  6,018    $     32    $      -    $ 24,150

Royalties......................................      1,448         576         299       1,152       3,475

Income (loss) before income taxes..............     (8,952)     (2,888)       (720)        275     (12,285)

Provision for income taxes.....................          -           -           -           3           3

Net income (loss)..............................     (8,952)     (2,888)       (720)        272     (12,288)

Net earnings (loss) per share:
     Basic and diluted.........................   $  (0.59)   $  (0.19)   $  (0.05)   $   0.02    $  (0.81)


15. SUBSEQUENT EVENT (UNAUDITED)

         On March 20, 2002 Edwin Lewis was appointed Vice Chairman and President of the Company.



CORPORATE INFORMATION

BOARD OF DIRECTORS                                                 CORPORATE OFFICERS
Mossimo Giannulli                                                  Mossimo Giannulli
Chairman of the Board and Chief Executive Officer                  Chairman of the Board and Chief Executive Officer

Edwin Lewis                                                        Edwin Lewis
Vice Chairman and President                                        Vice Chairman and President

Robert Martini                                                     Gia Castrogiovanni
Chairman, Bergen Brunswig Corporation                              Chief Operating Officer, Treasurer and Secretary

William Halford
President, Irvine Office Company

Brett White
Chair of the Americas, CB Richard Ellis

INDEPENDENT ACCOUNTANTS                                            INVESTOR RELATIONS COUNSEL
Arthur Andersen LLP                                                Integrated Corporate Relations
18201 Von Karman, Suite 800                                        24 Post Road East
Irvine, CA 92612                                                   Westport, CT 06880
                                                                   (203) 222-9013

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

CORPORATE HEADQUARTERS                                             STOCKHOLDER INQUIRIES/FORM 10-K FILING
Mossimo, Inc.                                                      To receive a copy of the Company's
2016 Broadway                                                      Form 10-K, Annual Report or for
Santa Monica, CA 90404                                             other stockholder inquires, please
(310) 460-0040                                                     call our investor reach line at
                                                                   (310) 460-0042

SECURITIES LISTING
Shares of the Company's common
stock are traded on the National
Association of Securities Dealers
Over-the-Counter Bulletin Board
under the symbol MGXO.OB.



                 (This page has been left blank intentionally.)