Form 10-Q
period 2002-03-31
MOSSIMO INC
filed 2002-05-15
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Common Stock, par value                                 15,374,042
       $.001 per share                            (Outstanding on May 3, 2002)
           (Class)

                            Exhibit Index on Page 16

                                        MOSSIMO, INC. AND SUBSIDIARY

                                             INDEX TO FORM 10-Q

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements:

Condensed consolidated balance sheets as of March 31, 2002 (unaudited) and December 31, 2001.........     2

Condensed consolidated statements of operations for the three months
    ended March 31, 2002 and 2001 (unaudited) .......................................................     3

Condensed consolidated statements of cash flows for the three months
    ended March 31, 2002 and 2001 (unaudited) .......................................................     4

Notes to condensed consolidated financial statements ................................................     5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ......     9

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk ..................................    13


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings ..........................................................................    14

ITEM 5 - Other Information ..........................................................................    14

ITEM 6 - Exhibits and Reports on Form 8-K ...........................................................    14


SIGNATURES ..........................................................................................    15


INDEX TO EXHIBITS ...................................................................................    16


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               MOSSIMO, INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    MARCH 31,   DECEMBER 31,
                                                                      2002         2001
                                                                   ----------   ----------
                                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash .........................................................   $   1,916    $   3,182
  Accounts receivable ..........................................       5,045        1,958
  Prepaid expenses and other current assets ....................         413          118
  Deferred taxes ...............................................       1,776        1,776
                                                                   ----------   ----------
    Total current assets .......................................       9,150        7,034

PROPERTY AND EQUIPMENT, net ....................................         228          251
DEFERRED FINANCING COSTS, net ..................................         127          151
DEFERRED TAXES .................................................       1,821        1,821
OTHER ASSETS ...................................................          50           37
                                                                   ----------   ----------
                                                                   $  11,376    $   9,294
                                                                   ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Due to factor, net ...........................................   $      12    $      12
  Line of credit ...............................................       3,888        4,000
  Accounts payable .............................................       2,625        2,755
  Accrued liabilities ..........................................         595          750
  Accrued commission ...........................................         692          246
  Accrued bonus ................................................         503          613
                                                                   ----------   ----------
    Total current liabilities ..................................       8,315        8,376

LINE OF CREDIT, net of current portion .........................          --          817
LONG-TERM ACCOUNTS PAYABLE, net of current portion .............         641          779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ............................          --           --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,354,042 - March 31, 2002
    and 15,330,042 - December 31, 2001 .........................          15           15
  Additional paid-in capital ...................................      38,360       38,304
  Accumulated deficit ..........................................     (35,955)     (38,997)
                                                                   ----------   ----------
    Total stockholders' equity (deficit) .......................       2,420         (678)
                                                                   ----------   ----------
                                                                   $  11,376    $   9,294
                                                                   ==========   ==========

          See accompanying notes to condensed consolidated financial statements.


                          MOSSIMO, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                              2002         2001
                                                            --------    --------
                                                                 (UNAUDITED)

REVENUE FROM LICENCE ROYALTIES AND
     DESIGN SERVICE FEES .............................      $ 5,590     $ 5,039

OPERATING EXPENSES:
    Selling, general and administrative ..............        2,427       2,500
                                                            --------    --------

Operating income .....................................        3,163       2,539

OTHER EXPENSE:
    Interest expense, net ............................          121         216
                                                            --------    --------

Income before income taxes ...........................        3,042       2,323
Provision for income taxes ...........................           --          --
                                                            --------    --------

Net income ...........................................      $ 3,042     $ 2,323
                                                            ========    ========

Earnings per share:
    Basic ............................................      $  0.20     $  0.15
                                                            ========    ========

    Diluted ..........................................      $  0.20     $  0.15
                                                            ========    ========

Weighted average common shares outstanding:
    Basic ............................................       15,339      15,150
                                                            ========    ========

    Diluted ..........................................       15,567      15,189
                                                            ========    ========

     See accompanying notes to condensed consolidated financial statements.

                                MOSSIMO, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)

                                                                       FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                         2002       2001
                                                                       --------   --------
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................................   $ 3,042    $ 2,323
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization ..................................        52         66
    Changes in:
        Accounts receivable, net ...................................    (3,087)    (3,517)
        Due to factor, net .........................................        --        (16)
        Prepaid expenses and other current assets ..................      (295)      (387)
        Other assets ...............................................       (13)        10
        Accounts payable and long-term accounts payable ............      (268)       888
        Accrued liabilities ........................................      (155)        33
        Accrued bonus ..............................................      (110)       717
        Accrued commission .........................................       446        406
                                                                       --------   --------
        Net cash (used in) provided by operating activities ........      (388)       523
                                                                       --------   --------

CASH FLOWS FROM INVESTING ACTIVITITES:
Payments for acquisition of property and equipment .................        (5)       (26)
                                                                       --------   --------
        Net cash used in investing activities ......................        (5)       (26)
                                                                       --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit .......................................      (929)       857
Proceeds from issuance of common stock .............................        56        438
Payment of long-term debt ..........................................        --         (2)
                                                                       --------   --------
        Net cash (used in) provided by financing activities ........      (873)     1,293
                                                                       --------   --------

NET (DECREASE) INCREASE IN CASH ....................................    (1,266)     1,790
CASH, beginning of period ..........................................     3,182         50
                                                                       --------   --------
CASH, end of period ................................................   $ 1,916    $ 1,840
                                                                       ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest .......................   $    95    $   200
                                                                       ========   ========

           See accompanying notes to condensed consolidated financial statements.

                                             4

                          MOSSIMO, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The condensed consolidated balance sheet data presented herein for December 31, 2001 was derived from the Company's audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2001.

     Certain reclassifications have been made in the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

2.   DESCRIPTION OF BUSINESS

     On March 28, 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing and design services agreement with Target Corporation ("Target"). On April 24, 2002, the Company entered into an amendment to its license and design services agreement (as amended, the "Target Agreement") with Target. Under the terms of the Target Agreement, Target has the exclusive United States license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time. The Target licensed product line includes men's, women's, boy's and girl's apparel and footwear, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

     Under the Target Agreement the Company provides design services and has approval rights for product design and marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company fees consisting of design service fees and royalty fees, with 55% of total fees representing royalty fees. Total fees are based upon a percentage of its net sales of Mossimo brand products, with minimum guaranteed fees of approximately $8.5 million, $9.6 million and $9.6 million in the contract years ended January 31, 2002, 2003 and 2004, respectively. Target pays fees due on net sales achieved based on percentages defined in the Target Agreement. The Company pays 15% of certain payments received from Target to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

     In addition to the Target Agreement, the Company also licenses its trademarks to third party licensees for use in collections of eyewear and women's swimwear and bodywear sold in Target stores in the United States. Mossimo also has other license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States.

3.   REVENUE RECOGNITION

     Design service fees and royalties due under the Target Agreement are recognized as Target records sales of the Company's products and the Company's fees are earned. Fee payments are due on a quarterly basis and range from 1% to 4% of net sales. The Target Agreement is structured to provide fee rate reductions for Target after it achieves certain levels of retail sales of Mossimo branded products during each contract year (i.e. each twelve month period beginning February 1). As a result, the Company's design service fee revenues and royalty fee revenues from Target as a percentage of Target's retail sales of Mossimo branded products will be highest at the beginning of each contract year and decrease throughout each contract year as Target reaches certain retail sales thresholds contained in the Target Agreement. Therefore, the amount of design service fee revenues and royalty fee revenues received by the Company in any quarter from Target is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales for the contract year, and the resulting attainment of fee rate reductions in any preceding quarters in the same contract year.

     Royalty revenues from the Company's other licensees are recognized as those licensees achieve sales of the Company's products. Royalty payments are due on a quarterly basis and range from 2% to 7% of net sales.

4.   EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. Stock options excluded from diluted weighted average shares outstanding for the three months ended March 31, 2002 and 2001 were 92,000 and 819,000, respectively, as they were antidilutive.

     The reconciliation between net income and weighted average shares outstanding for basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

                                                            For the Three Months
                                                               Ended March 31,
                                                              2002        2001
                                                            --------    --------

Net income ...........................................      $ 3,042     $ 2,323
                                                            --------    --------
Weighted average shares outstanding - basic ..........       15,339      15,150
                                                            --------    --------
Basic earnings per share .............................      $  0.20     $  0.15
                                                            --------    --------

Add: dilutive effect of stock options ................          228          39
                                                            --------    --------
Weighted average shares outstanding - diluted ........       15,567      15,189
                                                            --------    --------
Diluted earnings per share ...........................      $  0.20     $  0.15
                                                            --------    --------

5.   LINE OF CREDIT

     The Company has a credit facility with a bank, which is collateralized by substantially all of the Company's assets and is also secured by a personal guaranty provided by the Company's Chairman of the Board and Chief Executive Officer. The amount outstanding under the credit facility bears interest at the bank's prime rate plus 1.5% . The outstanding balance is reduced at the rate of $1.0 million per quarter through the facility's expiration in June 2003. The personal guaranty provided by the Company's Chairman of the Board and Chief Executive Officer is reduced at the rate of $500,000 per quarter through the facility's expiration, and amounted to $3.0 million at March 31, 2002. The outstanding balance at March 31, 2002 was approximately $3.9 million.


6.   LONG-TERM ACCOUNTS PAYABLE

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

     Effective November 1, 2000 the Company terminated its endorsement agreement with a PGA professional. In connection with this termination the Company agreed to pay to the PGA professional $1,760,993, payable by an initial payment of $325,000 followed by equal monthly installments of principal and interest at the rate of 12% on the outstanding amount due. All amounts due in respect of the terminated agreement had been paid by March 31, 2002.

     Future scheduled long-term accounts payable payments are as follows (in thousands):

           Year ending March 31:
              2003 ...............................................   $  520
              2004 ...............................................      550
              2005 ...............................................       91
                                                                     -------
              Total scheduled maturities .........................    1,161

              Less: current portion (included in accounts payable)     (520)
                                                                     -------

              Long-term portion ..................................   $  641
                                                                     -------


7.   TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred taxes result from temporary differences between the reporting of income and losses for financial and tax reporting purposes and are provided for using the liability method as prescribed by SFAS No. 109.

     The Company recorded no tax provision on its pre-tax income in the first quarter of 2002, as any current tax component of the provision is offset by an equal deferred tax benefit necessary following the Company's reevaluation of its forecasted operating results and resultant taxable income during the remaining term of the Target Agreement, and the consequent utilization of available net operating losses during the remaining term of the Target Agreement.

     The Company was classified as a "personal holding company" in fiscal 2001. Personal holding company status results from more than 50% of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60% of the Company's income being derived from royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate (38.6% for 2002) on undistributed after tax earnings. A personal holding company is able to use its net operating loss, if any, for the immediately preceding year to offset its income subject to the personal holding company tax. Consequently the Company had no liability for personal holding company tax in 2001 as a result of its net operating loss for 2000 being in excess of its undistributed after tax earnings in 2001.

     The Company is implementing strategies to avoid being classified as a personal holding company in 2002 and beyond. No provision has been made in the condensed consolidated financial statements for the personal holding company tax.

     The Company recorded no tax expense in the first quarter of 2001 as a result of the Company having approximately $39.3 million and $25.2 million of federal and state net operating loss carryforwards, respectively, at December 31, 2000 and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization. Any tax expense on the Company's pre-tax income in the first quarter of 2001 is offset by an equivalent reduction in the Company's valuation allowance on its deferred tax assets.


8.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001.

     The Company adopted SFAS No.'s 142 and 144 on January 1, 2002. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 on Form 10-K.

RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

     On March 28, 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing and design services agreement with Target Corporation ("Target"). On April 24, 2002, the Company entered into an amendment to its license and design services agreement (as amended, the "Target Agreement") with Target. Under the terms of the Target Agreement, Target has the exclusive United States license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time. The Target licensed product line includes men's, women's, boy's and girl's apparel and footwear, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

     Under the Target Agreement the Company provides design services and has approval rights for product design and marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company fees consisting of design service fees and royalty fees, with 55% of total fees representing royalty fees. Total fees are based upon a percentage of its net sales of Mossimo brand products, with minimum guaranteed fees of approximately $8.5 million, $9.6 million and $9.6 million in the contract years ended January 31, 2002, 2003 and 2004, respectively. Target pays fees due on net sales achieved based on percentages defined in the Target Agreement. The Company is obligated to pay 15% of certain payments received from Target to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current in its payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

     In addition to the Target Agreement, the Company also licenses its trademarks to third party licensees for use in collections of eyewear and women's swimwear and bodywear sold in Target stores in the United States. Mossimo also has other license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     REVENUES

     Design service fees and royalties due under the Target Agreement are recognized as Target records sales of the Company's products and the Company's fees are earned. Fee payments are due on a quarterly basis and range from 1% to 4% of net sales. The Target Agreement is structured to provide fee rate reductions for Target after it achieves certain levels of retail sales of Mossimo branded products during each contract year (i.e. each twelve month period beginning February 1). As a result, the Company's design service fee and royalty fee revenues from Target as a percentage of Target's retail sales of Mossimo branded products will be highest at the beginning of each contract year and decrease throughout each contract year as Target reaches certain retail sales thresholds contained in the Target Agreement. Therefore, the amount of design service fee revenues and royalty fee revenues received by the Company in any quarter from Target is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales for the contract year, and the resulting attainment of fee rate reductions in any preceding quarters in the same contract year.

     Royalty revenues from the Company's other licensees are recognized as those licensees achieve sales of the Company's products. Royalty payments are due on a quarterly basis and range from 2% to 7% of net sales.

     Total revenue from license royalties and design service fees in the first quarter of 2002 were $5.6 million compared to $5.0 million in the first quarter of 2001.

     Design service fees and royalties due under the Target Agreement amounted to $5.1 million in the first quarter of 2002 compared to $4.7 million in the first quarter of 2001. The increase is due to lower sales of the Company's products through Target stores in the first quarter of 2001 when the Company's products were gaining popularity with Target's customers following the initial launch of the Target licensed product line in the Fall of 2000, and an increase in the number of Target stores through which the Company's products are sold in the first quarter of 2002 compared to the first quarter of 2001. Royalties from licensees other than Target increased to $442,000 in the first quarter of 2002 from $354,000 in the first quarter of 2001. The increase was primarily due to increased royalties from a licensee who manufactures and distributes the Mossimo line of women's swimwear and bodywear to Target. The Company received $264,000 from this licensee in the first quarter of 2002 compared to $133,000 in the first quarter of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Total operating expenses, comprising entirely of selling, general and administrative expenses, decreased to $2.4 million in the first quarter of 2002 from $2.5 million in the first quarter of 2001.

     The Company's aggregate payroll costs decreased to $1.1 million in the first quarter of 2002 from $1.3 million in the first quarter of 2001. The decrease was primarily due to a decrease in the bonus due to the Company's Chief Executive Officer to $346,000 in the first quarter of 2002 from $717,000 in the first quarter of 2001.

     In March 2002, the Company and Mossimo Giannulli, the Company's Chief Executive Officer, agreed to modify Mr. Giannulli's bonus plan and significantly reduce the bonus based on the Target business. On April 25, 2002, the Company formally entered into an amended and restated employment agreement (the "Amended and Restated Employment Agreement") with Mr. Giannulli. The Amended and Restated Employment Agreement, which supercedes the Employment Agreement effective as of February 1, 2001 (the "Old Agreement") between the Company and Mr. Giannulli, is effective as of February 1, 2002 and will continue in effect through January 31, 2004. The Amended and Restated Employment Agreement amended the Employment Agreement by, among other things, modifying Mr. Giannulli's bonus compensation arrangements. Under the Old Agreement, Mr. Giannulli was entitled to receive a bonus equal to 50% of the Company's annual net fees in excess of the Company's guaranteed minimum net fees under the Target Agreement (the "Old Bonus"). Pursuant to the Amended and Restated Employment Agreement, after February 1, 2002, Mr. Giannulli will be entitled to participate in The Mossimo Giannulli Bonus Plan (the "Plan"), if the Company's stockholders approve the Plan. The Plan provides for the award of an annual bonus to Mr. Giannulli for the accomplishment of specific preestablished financial performance objectives by the Company, based on certain objective business criteria. The Plan is being submitted to the Company's stockholders for approval at the Company's 2002 Annual Meeting of Stockholders. On April 29, 2002, the Committee determined the performance objectives and objective bonus formulas with respect to the Plan commencing on February 1, 2002. The Committee determined that, if the Plan is approved by the Company's stockholders, Mr. Giannulli shall be entitled to an annual bonus for each contract year equal to 29% of the excess, if any, of the royalty fees paid to the Company under the Target Agreement, over the minimum royalty fees for such contract year.

     The decrease in the bonus to the Company's Chief Executive Officer was partially offset by bonuses to other employees and officers of the Company of $206,000 incurred in the first quarter of 2002. No bonuses to the other employees and officers were incurred in the first quarter of 2001. Certain of the Company's other employees receive a bonus based on the level of Target's retail sales of Mossimo branded products during each fiscal year. These bonuses range from 10% to 50% of the employees base salary. The Company's President and

Vice-Chairman receives a bonus for each contract year of approximately 10% of the excess, if any, of the royalty fees paid to the Company under the Target Agreement, over the minimum royalty fees for such contract year.

     Selling expenses increased to $769,000 in the first quarter of 2002 from $703,000 in the first quarter of 2001. Selling expenses comprise obligations due to a third party who assisted the Company in connection with entering the Target Agreement and who receives 15% of certain payments received by the Company from Target.

     Travel expenses increased to $94,000 in the first quarter of 2002 from $41,000 in the first quarter of 2001. The increase was due to additional travel activity in connection with Target business and with other business development activities.

     Additionally, general and administrative expenses decreased to $329,000 in the first quarter of 2002 from $374,000 in the first quarter of 2001. The decrease was primarily as a result of a decrease in legal and professional fees to $150,000 in the first quarter of 2002 from $197,000 in the first quarter of 2001, and a decrease in depreciation to $28,000 in the first quarter of 2002 from $41,000 in the first quarter of 2001. These decreases were partially offset by an increase in insurance costs to $139,000 in the first quarter of 2002 from $103,000 in the first quarter of 2001.

     INTEREST EXPENSE, NET

     The Company had net interest expense of $121,000 in the first quarter of 2002 compared to net interest expense of $216,000 in the first quarter of 2001. The decrease was due to a decrease in interest and facility fees due under the Company's credit facility agreement to $83,000 in the first quarter of 2002 from $200,000 in the first quarter of 2001 as a result of lower interest rates and lower average borrowings in the first quarter of 2002. The decrease was offset by interest of $24,000 incurred in the first quarter of 2002 on the outstanding amount due under the Company's endorsement agreement with a PGA professional. No interest accrued on the outstanding amount due to the PGA professional in the first quarter of 2001.

     INCOME TAXES

     The Company recorded no tax provision on its pre-tax income in the first quarter of 2002, as any current tax component of the provision is offset by an equal deferred tax benefit necessary following the Company's reevaluation of its forecasted operating results and resultant taxable income during the remaining term of the Target Agreement, and the consequent utilization of available net operating losses during the remaining term of the Target Agreement.

     The Company was classified as a "personal holding company" in fiscal 2001. Personal holding company status results from more than 50% of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60% of the Company's income being derived from royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate (38.6% for 2002) on undistributed after tax earnings. The Company is implementing strategies to avoid being classified as a personal holding company in 2002 and beyond. No provision has been made in the condensed consolidated financial statements for the personal holding company tax.

     The Company recorded no tax expense in the first quarter of 2001 as a result of the Company having approximately $39.3 million and $25.2 million of federal and state net operating loss carryforwards, respectively, at December 31, 2000 and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization. Any tax expense on the Company's pre-tax income in the first quarter of 2001 is offset by an equivalent reduction in the Company's valuation allowance on its deferred tax assets.

     The Company's net income for the first quarter of 2002 was $3.0 million compared to net income of $2.3 million for the first quarter of 2001 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $388,000 for the first quarter of 2002. Cash used in operating activities was comprised primarily of the Company's net income of $3.0 million and an increase in accrued commission of $446,000, offset by increases in accounts receivable of $3.1 million, and prepaid expenses and other current assets of $295,000, and decreases in accounts payable of $268,000, accrued liabilities of $155,000, and accrued bonus of $110,000. At March 31, 2002, working capital surplus was $835,000 compared to a deficit of $1.3 million at December 31, 2001. The increase in working capital is primarily due to increases of $3.1 million in accounts receivable and $295,000 in prepaid expenses and other current assets, and decreases in accrued bonus of $110,000, accounts payable of $130,000, accrued liabilities of $155,000 and by $112,000 in the current portion of the Company's line of credit, offset by a decrease in cash balances of $1.3 million and an increase in accrued commission of $446,000 during the first quarter of 2002.

     Net cash used in investing activities was $5,000 in the first quarter of 2002 and comprised payments for the acquisition of property and equipment.

     Net cash used in financing activities was $873,000 in the first quarter of 2002. Cash used in financing activities was primarily comprised of net repayments of $929,000 under the Company's credit facility, offset by $56,000 of proceeds from the sale of common stock upon the exercise of certain stock options in the first quarter of 2002.

     In the first quarter of 2000, due to cash shortages and the anticipated changes resulting from entering into the Target Agreement the Company developed a creditor plan to give certain of its unsecured vendor creditors two repayment options: (i) a single cash payment of 50 cents on the dollar for the first $10,000 and 35 cents on the dollar for amounts in excess of $10,000 or (ii) a 10 percent cash payment with the balance to be paid in 36 equal monthly installments beginning June 15, 2001. At March 31, 2002 approximately $1.2 million was outstanding to unsecured vendor creditors of which approximately $520,000 is due to be repaid in the year ended March 31, 2003.

     Effective August 1, 2000, the Company entered into a lease agreement for its principal office space in Santa Monica, California. Rent obligations under the lease agreement are approximately $9,000 per month for an initial term of three years.

     The Company expects that its principal source of liquidity during the remaining term of the Target Agreement will be its net operating cash flows. The Company believes that its available cash balances at March 31, 2002 and its net operating cash flows during the remaining term of the Target Agreement, assuming only the minimum guaranteed fees due under the Target Agreement, will be adequate to meet the Company's currently anticipated liquidity needs through January 31, 2004, at which time the initial term of the Target Agreement expires.

     From time to time, the Company also considers a number of different financing alternatives, including the issuance of equity securities, debt securities and equity-linked securities, as sources of liquidity.

FORWARD LOOKING INFORMATION

     This report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including a termination or adverse modification of the Company's license relationships, especially its relationship with Target and performance under the Target licensing and design services agreement, changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors described in "Business-Risk Factors." in the Company's Form 10-K filing for the year ending December 31, 2001. Accordingly, undue reliance should not be placed on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risks related to fluctuations in variable interest rates on its revolving line of credit. For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a 1.0% increase in interest rates occurring on April 1, 2002 would result in an increase in interest expense for the following 12 months of approximately $39,000.

      The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of fees paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The claim is disputed by the third party. If the Company prevails, it may be entitled to recover from the third party certain fees paid, and reduce fees payable in the future.

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

ITEM 5 - OTHER INFORMATION

     In May 2002, the Company entered into a licensing agreement with Hudson's Bay Company whereby the Company will provide product design services, and has licensed the Mossimo trademark to Hudson's Bay Company in Canada, in return for royalties and design fees. Hudson's Bay Company will collaborate on product design, and will be responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. Mossimo will not be responsible for manufacturing or carrying any inventory. The licensed product line will initially be distributed by more than 320 Zellers stores and will include men's, women's, boy's, girl's and infant apparel; women's and girl's swimwear and body wear; footwear and accessories including watches and sunglasses; men's and women's sleep-wear; men's basics and women's intimates. The Mossimo product line may also be expanded to other categories such as cosmetics, fragrances, and home collection including bedding, bath, dinnerware, glassware, and home decor. The expansion of the brand may also include distribution into the Bay and Home Outfitters stores. The initial term of the licensing agreement is three years, with a five-year extension option.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)    The following exhibits are included herein:

                  3.1      Certificate of Incorporation of the Company*

                  3.2      Bylaws of the Company*


           (b)    Reports on Form 8-K

                  The Registrant did not file a report on Form 8-K during the three months ended March 31, 2002


           * Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2002.


                                            MOSSIMO, INC.


                        /s/              MOSSIMO GIANNULLI
                        --------------------------------------------------------
                             Mossimo Giannulli
                             President and Chief Executive Officer


                        /s/             GIA CASTROGIOVANNI
                        --------------------------------------------------------
                             Gia Castrogiovanni
                             Chief Operating Officer, Treasurer and Secretary (Principal Accounting Officer)

                                INDEX TO EXHIBITS


   Exhibit
   Number         Description
--------------------------------------------------------------------------------

     3.1          Certificate of Incorporation of the Company*

     3.2          Bylaws of the Company*


     * Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-80597