Form 10-Q
period 2002-06-30
MOSSIMO INC
filed 2002-08-09
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, par value                                    15,444,042
    $.001 per share                              (Outstanding on August 1, 2002)
        (Class)

                            Exhibit Index on Page 19
================================================================================

                                  MOSSIMO, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements:

Condensed balance sheets as of June 30, 2002 and December 31, 2001
    (unaudited)................................................................2

Condensed statements of earnings for the three and six months ended June 30, 2002 and 2001 (unaudited) ..................................3

Condensed statements of cash flows for the six months
    ended June 30, 2002 and 2001 (unaudited) ..................................4

Notes to condensed financial statements .......................................5


ITEM 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations .................................................9


ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk ...........15


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings ...................................................16

ITEM 4 - Submission of Matters to a Vote of Security Holders .................16

ITEM 6 - Exhibits and Reports on Form 8-K ....................................16


SIGNATURES ...................................................................18


INDEX TO EXHIBITS ............................................................19

                                       1
================================================================================


                                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            MOSSIMO, INC.
                                      CONDENSED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JUNE 30,        DECEMBER 31,
                                                                           2002              2001
                                                                        -----------       -----------
                                                                       (UNAUDITED)       (UNAUDITED)
                                               ASSETS
CURRENT ASSETS:
  Cash ...............................................................  $    6,063        $    3,182
  Accounts receivable.................................................       4,258             1,958
  Deferred taxes......................................................       1,776             1,776
  Prepaid expenses and other current assets...........................         362               118
                                                                        -----------       -----------
    Total current assets..............................................      12,459             7,034

PROPERTY AND EQUIPMENT, net...........................................         227               251
DEFERRED FINANCING COSTS, net.........................................         103               151
DEFERRED TAXES........................................................       1,821             1,821
OTHER ASSETS..........................................................          37                37
                                                                        -----------       -----------
                                                                        $   14,647        $    9,294
                                                                        ===========       ===========

                           LIABILITIES AND STOCKHOLDERS' EQUTY (DEFICENCY)

CURRENT LIABILITIES:
  Loan payable........................................................  $    2,995        $    4,000
  Accounts payable....................................................       1,232             2,755
  Accrued liabilities.................................................         448               762
  Accrued commission .................................................       1,727               246
  Accrued bonuses.....................................................       1,454               613
                                                                        -----------       -----------
     Total current liabilities........................................       7,856             8,376

LOAN PAYABLE, net of current portion..................................          --               817
LONG-TERM ACCOUNTS PAYABLE, net of current portion....................         417               779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICENCY):
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding...................................          --                --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,424,042 - June 30, 2002
    and 15,330,042 - December 31, 2001................................          15                15
  Additional paid-in capital..........................................      38,660            38,304
  Accumulated deficency...............................................     (32,301)          (38,997)
                                                                        -----------       -----------
    Net stockholders' equity (deficency)..............................       6,374              (678)
                                                                        -----------       -----------
                                                                        $   14,647        $    9,294
                                                                        ===========       ===========

See accompanying notes to condensed financial statements.

                                                 2
=====================================================================================================


                                            MOSSIMO, INC.
                                  CONDENSED STATEMENTS OF EARNINGS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS              SIX MONTHS
                                                     ENDED JUNE 30,            ENDED JUNE 30,
                                                    ----------------          ----------------
                                                   2002         2001         2002         2001
                                                 --------     --------     --------     --------
                                                      (UNAUDITED)              (UNAUDITED)
REVENUE FROM LICENSE ROYALTIES
    AND DESIGN SERVICE FEES ...............      $ 7,404      $ 5,118      $12,994      $10,157


OPERATING EXPENSES:
    Selling, general and administrative ...        3,652        3,433        6,079        5,933
                                                 --------     --------     --------     --------


Operating earnings ........................        3,752        1,685        6,915        4,224

OTHER EXPENSE:
    Interest expense, net .................           98          177          219          393
                                                 --------     --------     --------     --------

Earnings before income taxes ..............        3,654        1,508        6,696        3,831
Provision for income taxes ................           --           --           --           --
                                                 --------     --------     --------     --------

Net earnings ..............................      $ 3,654      $ 1,508      $ 6,696      $ 3,831
                                                 ========     ========     ========     ========

Earnings per share:
    Basic .................................      $  0.24      $  0.10      $  0.44      $  0.25
                                                 ========     ========     ========     ========

    Diluted ...............................      $  0.23      $  0.10      $  0.43      $  0.25
                                                 ========     ========     ========     ========


Weighted average common shares outstanding:

    Basic .................................       15,380       15,241       15,360       15,198
                                                 ========     ========     ========     ========

    Diluted ...............................       15,743       15,402       15,655       15,235
                                                 ========     ========     ========     ========


See accompanying notes to condensed financial statements.

                                                 3
================================================================================================


                                       MOSSIMO, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                   FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                   2002          2001
                                                                 --------      --------
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..............................................      $ 6,696       $ 3,831
Adjustment to reconcile net earnings to net
      cash provided by operating activities:
    Depreciation and amortization .........................          105           130
    Changes in:
        Accounts receivable ...............................       (2,300)       (1,067)
        Prepaid expenses and other current assets .........         (244)         (265)
        Other assets ......................................           --            10
        Accounts payable and long-term accounts payables ..       (1,885)         (613)
        Accrued liabilities ...............................         (314)          (36)
        Accrued bonuses ...................................          841           626
        Deferred compensation .............................           --          (564)
        Accrued commission ................................        1,481           356
                                                                 --------      --------
        Net cash provided by operating activities .........        4,380         2,408
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITITES:
Payments for acquisition of property and equipment ........          (33)          (34)
                                                                 --------      --------
        Net cash used in investing activities .............          (33)          (34)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan payable ..................................       (1,822)           32
Proceeds from issuance of common stock ....................          356           471
                                                                 --------      --------
        Net cash provided by (used in) financing activities       (1,466)          503
                                                                 --------      --------

NET INCREASE IN CASH ......................................        2,881         2,877
CASH, beginning of period .................................        3,182            50
                                                                 --------      --------
CASH, end of period .......................................      $ 6,063       $ 2,927
                                                                 ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest ..............      $   178       $   377
                                                                 ========      ========

See accompanying notes to condensed financial statements.

                                        4
=======================================================================================


                                  MOSSIMO, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The condensed financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. The condensed balance sheet data presented herein for December 31, 2001 was derived from the Company's audited financial statements for the year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

     Certain information and footnote disclosures normally included in annual financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim condensed financial statements and notes thereto are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2001.

     Certain reclassifications have been made in the 2001 condensed financial statements to conform to the 2002 presentation.


2.   DESCRIPTION OF BUSINESS

     In March 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing and design services agreement with Target Corporation ("Target"), subsequently amended in April 2002, herein after referred to as the "Target Agreement". Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

     Under the Target Agreement the Company provides design services and has approval rights for product design and marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees, with 55 percent of total fees representing license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $8.5 million, $9.6 million and $9.6 million payable in each of the contract years ending January 31, 2002, 2003 and 2004, respectively. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays 15 percent of certain payments received from Target to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.


                                       5
================================================================================

     In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States to third parties, and also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.


3.   REVENUE RECOGNITION

     Design service fees and license royalties under the Target Agreement are recognized as Target records sales of the Company's products, and the Company's fees and royalties are earned. Fees earned are payable on a quarterly basis at rates ranging from four percent to one percent of Target's net sales of Mossimo brand product. The Target Agreement provides for a declining fee and royalty rate structure upon Target achieving certain levels of retail sales of Mossimo branded products during each contract year (i.e. each twelve month period beginning February 1). As a result, the Company's design service fees and license royalty revenues from Target as a percentage of Target's retail sales of Mossimo branded products will be highest at the beginning of each contract year and decrease throughout each contract year as Target reaches certain retail sales thresholds. Therefore, the amount of design service fees and license royalty revenues recognized by the Company under the Target Agreement in any reporting period is dependent not only on retail sales of branded products in such period, but also on the cumulative level of retail sales for the contract year, and the applicable rate, or combination of rates, during the reporting period. As a result, revenue and net earnings derived from this agreement will be significantly lower in the third and fourth quarter of the year.

     Royalty revenues from the Company's other licensees are recognized as those licensees achieve sales of the Company's products. Royalty payments are due on a quarterly basis and range from two percent to seven percent of net sales.

     During the three and six months ended June 30, fees from Target represented approximately 93 percent of the Company's total revenue in 2002 and 2001.


4.   EARNINGS PER SHARE

     Earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of dilutive stock options, using the treasury stock method. Stock options excluded from diluted weighted average shares outstanding because they were anti-dilutive were approximately 41,000 and 67,000 for the three and six months ended June 30, 2002, respectively, and approximately 211,000 and 815,000 for the three and six months ended June 30, 2001, respectively.

     The reconciliation between net earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (all amounts in thousands, except per share data):

                                                       Three Months                Six Months
                                                      Ended June 30,             Ended June 30,
                                                     ----------------           ----------------
                                                     2002         2001         2002         2001
                                                    ------       ------       ------       ------
Net earnings ................................      $ 3,654      $ 1,508      $ 6,696      $ 3,831
Weighted average shares outstanding - Basic .       15,380       15,241       15,360       15,198
Basic earnings per share ....................      $  0.24      $  0.10      $  0.44      $  0.25

Add: Dilutive effect of stock options .......          363          161          295           37
Weighted average shares outstanding - Diluted       15,743       15,402       15,655       15,235
Diluted earnings per share ..................      $  0.23      $  0.10      $  0.43      $  0.25


================================================================================

5.   LOAN PAYABLE

     The Company has a loan payable with a bank, which is collateralized by substantially all of the Company's assets and is also secured by a personal guaranty provided by the Company's Chairman of the Board and Chief Executive Officer. The amount outstanding under the loan payable bears interest at the bank's prime rate plus 1.5 percent. Payments on the loan are $1 million per quarter through June 2003. The personal guaranty provided by the Company's Chairman of the Board and Chief Executive Officer is reduced by $500,000 per quarter as payments are made by the Company, and was $2.5 million at June 30, 2002. The outstanding balance of the loan at June 30, 2002 was approximately $3.0 million.


6.   LONG-TERM ACCOUNTS PAYABLE

     In 2000, due to cash shortages and the anticipated changes in the Company's business resulting from entering into the Target Agreement, the Company negotiated payment plans with unsecured creditors, and has been making payments generally in accordance with the payment plans. The remaining outstanding amounts are payable $651,000 in the twelve months ending June 30, 2003, and $417,000 in the twelve month period ending June 30, 2004.


7. TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109. Deferred taxes result from temporary differences between the reporting of income and losses for financial and tax reporting purposes and are provided for using the liability method as prescribed by SFAS No. 109.

     The Company recorded no tax provision on its pre-tax income in the three and six months ended June 30, 2002, as any current tax component of the provision is offset by an equal deferred tax benefit necessary following the Company's reevaluation of its forecasted operating results and resultant taxable income during the remaining term of the Target Agreement, and the consequent utilization of available net operating losses during the remaining term of the Target Agreement.

     The Company recorded no tax expense in the three and six months ended June 30, 2001 as a result of the Company having approximately $39 million and $25 million of federal and state net operating loss carry-forwards, respectively, at December 31, 2000 and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization.

     Any tax expense on the Company's pre-tax income in the three and six months ended June 30, 2002 and 2001 is offset by an equivalent reduction in the Company's valuation allowance on its deferred tax assets.

     The Company was classified as a "personal holding company" in fiscal 2001. Personal holding company status results from more than 50 percent of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60 percent of the Company's income being derived from license royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate (38.6 percent for 2002) on undistributed after tax earnings. A personal holding company is able to use its net operating loss, if any, for the immediately preceding year to offset its income subject to the personal holding company tax. Consequently the Company had no liability for personal holding company tax in 2001 as a result of its net operating loss for 2000 being in excess of its undistributed after tax earnings in 2001.

     The Company is implementing strategies to avoid being classified as a personal holding company in 2002 and beyond. No provision has been made in the condensed financial statements for the personal holding company tax.

                                       7
================================================================================

     The Company amended the Mossimo Giannulli Bonus Plan in July 2002 to provide for quarterly discretionary bonuses to be determined by the Compensation Committee of the Board of Directors, and subject to approval by the Board of Directors. The discretionary bonuses are not to exceed the amounts that would have been payable under the previous bonus formula. The July 2002 amendment is subject to shareholder vote before it can qualify under the tax deduction provisions of IRC Section 162(m). To the extent that Mr. Giannulli receives compensation over $1 million in any calendar year under compensation programs not qualified under IRC Section 162(m), the amount in excess of $1 million would not be deductible for tax purposes.


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

                                       8
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's financial statements for the year ended December 31, 2001 on Form 10-K.


RESULTS OF OPERATIONS


DESCRIPTION OF BUSINESS

     In March 2000, Mossimo, Inc. ("Mossimo" or the "Company") entered into a multi-year licensing and design services agreement with Target Corporation ("Target"), subsequently amended in April 2002, herein after referred to as the "Target Agreement". Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

     Under the Target Agreement the Company provides design services and has approval rights for product design and marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees, with 55 percent of total fees representing license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $8.5 million, $9.6 million and $9.6 million payable in each of the contract years ending January 31, 2002, 2003 and 2004, respectively. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays 15 percent of certain payments received from Target to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

     In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States to third parties, and also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

     In May 2002, the Company entered into an agreement with Hudson's Bay Company whereby the Company will provide product design services, and has licensed the Mossimo trademark to Hudson's Bay Company in Canada, in return for license royalties and design fees. Hudson's Bay Company will collaborate on product design, and will be responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the licensing agreement is three years beginning in May 2002, with a five-year extension option.


THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     REVENUES

     Design service fees and license royalties under the Target Agreement are recognized as Target records sales of the Company's products, and the Company's fees and royalties are earned. Fees and royalties earned are payable on a quarterly basis at rates ranging from four percent to one percent of Target's net sales of Mossimo brand product. The Target Agreement provides for a declining fee rate structure upon Target achieving certain levels of retail

                                       9
================================================================================
sales of Mossimo branded products during each contract year (i.e. each twelve month period beginning February 1). As a result, the Company's design service fees and license royalty revenues from Target as a percentage of Target's retail sales of Mossimo branded products will be highest at the beginning of each contract year and decrease throughout each contract year as Target reaches certain retail sales thresholds. Therefore, the amount of design service fees and license royalty revenues recognized by the Company under the Target Agreement in any reporting period is dependent not only on retail sales of branded products in such period, but also on the cumulative level of retail sales for the contract year, and the applicable rate, or combination of rates, during the reporting period. As a result, revenue and net earnings derived from this agreement will be significantly lower in the third and fourth quarter of the year.

     Royalty revenues from the Company's other licensees are recognized as those licensees achieve sales of the Company's products. Royalty payments are due on a quarterly basis and range from two percent to seven percent of net sales.

     Total revenue from license royalties and design service fees in the second quarter of 2002 was approximately $7.4 million compared to approximately $5.1 million in the second quarter of 2001.

     Design service fees and license royalties recognized under the Target Agreement were approximately $6.9 million in the second quarter of 2002 as compared to approximately $4.8 million in the second quarter of 2001, and included approximately $1.5 million of revenue recognized in 2002 which had been deferred during the initial contract period ended January 31, 2002 pending the results of a royalty audit, the reconciliation and settlement of accounts between the Company and Target, and the assessment of the underlying deferred revenue reserves, all of which was completed during the second quarter of 2002. The provisions that resulted in the deferral of revenue by the Company are not expected to recur. The increase of approximately $600,000 in normal business between the second quarter of 2002 and the comparable period in the prior year represents approximately a 13 percent increase due to the growth of Target sales of Mossimo branded product.

     Royalties from licensees other than Target increased to approximately $474,000 in the second quarter of 2002 from approximately $356,000 in the second quarter of 2001, primarily due to approximately $90,000 earned on the execution of a new agreement in Asia, and an increase of approximately $20,000 in royalties from other international licensees.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Total operating expenses, comprising selling, general and administrative expenses, increased to approximately $3.7 million in the first quarter of 2002 from approximately $3.4 million in the first quarter of 2001.

     The Company's aggregate payroll costs decreased to approximately $1.7 million in the second quarter of 2002 from approximately $2.2 million in the second quarter of 2001. The decrease was primarily due to a reduction in the bonus due to the Company's Chief Executive Officer in the second quarter of 2002 under the new bonus plan, as further discussed below, offset by an increase in payroll incurred as a result of the addition of new personnel in 2002.

     Effective in February 2002, the Company and Mossimo Giannulli, the Company's Chairman of the Board of Directors and Chief Executive Officer, agreed to modify Mr. Giannulli's bonus plan and significantly reduce the bonus based on the Target business. In April, 2002, the Company formally entered into an amended and restated employment agreement (the "Amended and Restated Employment Agreement") with Mr. Giannulli. The Amended and Restated Employment Agreement amended Mr. Giannulli's previous employment agreement by, among other things, modifying Mr. Giannulli's bonus compensation arrangements. Under the previous agreement, Mr. Giannulli was entitled to receive a bonus equal to 50 percent of the Company's annual net fees in excess of the Company's guaranteed minimum net fees under the Target Agreement. The new plan provides for the award of an annual bonus to Mr. Giannulli for the accomplishment of specific pre-established financial performance objectives by the Company, based on certain objective business criteria. In April, 2002, the Compensation Committee of the Board of Directors determined that the performance objectives and objective bonus formulas with respect to the new plan commencing on February 1, 2002 would be 29 percent of the excess, if any, of the license royalty fees paid to the Company under the Target Agreement, over the minimum license royalty fees for such contract year. The new plan was approved at the Company's 2002 Annual Meeting of

                                       10
================================================================================

Stockholders. In July 2002, the Committee and Mr. Giannulli further agreed to amend the Plan to provide for quarterly discretionary bonuses instead of the previous formula based bonus, to be determined by the Committee, and subject to approval by the Board of Directors. The discretionary bonuses are not to exceed the amounts that would have been payable under the 29 percent bonus formula established in April 2002. The July 2002 amendment is subject to shareholder vote before it can qualify under the tax deduction provisions of IRC Section 162(m). To the extent that Mr. Giannulli receives compensation over $1 million in any calendar year under compensation programs not qualified under IRC Section 162(m), the amount in excess of $1 million would not be deductible for tax purposes.

     The Company and Edwin Lewis, Vice Chairman of the Board of Directors and President of the Company, entered into an agreement that provides a Bonus Plan for Mr. Lewis. Bonuses would be payable to Mr. Lewis under the plan for the accomplishment of specific pre-established financial performance objectives by the Company, based on certain objective business criteria. In April, 2002, the Compensation Committee of the Board of Directors determined that the performance objectives and objective bonus formulas with respect to the plan commencing on February 1, 2002 would be approximately 10 percent of the excess, if any, of the license royalty fees paid to the Company under the Target Agreement, over the minimum license royalty fees for such contract year. In July 2002, the Committee and Mr. Lewis further agreed to amend the Plan to provide for quarterly discretionary bonuses instead of the previous formula based bonus of approximately 10 percent established in April 2002, to be determined by the Committee, and subject to approval by the Board of Directors. The discretionary bonuses are not to exceed the amounts that would have been payable under the previous bonus formula established in April 2002.

     The discretionary bonuses payable to Mr. Giannulli and Mr. Lewis will be determined on a quarterly basis by the Compensation Committee of the Board of Directors and charged to operating expenses in the period in which they are determined by the Committee, and approved by the Board of Directors. The discretionary bonuses will vary from period to period.

     As of June 30, 2002, the Company accrued bonuses in an aggregate amount of approximately $1.5 million. Bonus expense of approximately $951,000 was recognized in the three months ended June 30, 2002, and bonus expense of approximately $1.5 million was recognized in the six months ended June 30, 2002. Total bonus expense of $1.6 million was recognized in the three months ended June 30, 2001, and bonus expense of approximately $2.4 million was recognized in the six months ended June 30, 2001.

     Selling expenses increased to approximately $1.0 million in the second quarter of 2002 from approximately $718,000 in the second quarter of 2001. Selling expenses comprise obligations due to a third party who assisted the Company in connection with entering into the Target Agreement and who receives 15 percent of certain payments received by the Company from Target. The increase over the prior year is directly related to the increase in revenue associated with Target.

     Travel expenses increased to approximately $190,000 in the second quarter of 2002 from approximately $50,000 in the second quarter of 2001. The increase was due to additional travel activity in connection with the Target business, the initial travel requirements to begin the implementation of the Company's new design services and license agreement with Hudson's Bay Company in Canada, and additional travel required by other business development activities.

     Additionally, general and administrative expenses increased by approximately $104,000 in the second quarter of 2002 as compared to the second quarter of 2001, primarily due to legal, professional and filing fees incurred during 2002, including the cost of initiating the Company's listing on NASDAQ in April 2002.

     INTEREST EXPENSE, NET

     The Company incurred interest expense of approximately $98,000 in the second quarter of 2002 compared to interest expense of approximately $177,000 in the second quarter of 2001. The decrease was due primarily to a reduction of the applicable variable interest rate, and reductions of the outstanding balance on the loan payable to a bank.

                                       11
================================================================================

     INCOME TAXES

     The Company recorded no tax provision on its pre-tax income in the three and six months ended June 30, 2002, as any current tax component of the provision is offset by an equal deferred tax benefit necessary following the Company's reevaluation of its forecasted operating results and resultant taxable income during the remaining term of the Target Agreement, and the consequent utilization of available net operating losses during the remaining term of the Target Agreement.

     The Company was classified as a "personal holding company" in fiscal 2001. Personal holding company status results from more than 50 percent of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60 percent of the Company's income being derived from license royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate (38.6 percent for 2002) on undistributed after tax earnings. A personal holding company is able to use its net operating loss, if any, for the immediately preceding year to offset its income subject to the personal holding company tax. Consequently the Company had no liability for personal holding company tax in 2001 as a result of its net operating loss for 2000 being in excess of its undistributed after tax earnings in 2001.

     The Company is implementing strategies to avoid being classified as a personal holding company in 2002 and beyond. No provision has been made in the condensed financial statements for the personal holding company tax.

     The Company recorded no tax expense in the three and six months ended June 30, 2001 as a result of the Company having approximately $39 million and approximately $25 million of federal and state net operating loss carry-forwards, respectively, at December 31, 2000 and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization.

     Any tax expense on the Company's pre-tax income in the three and six month period ended June 30, 2002 and 2001 is offset by an equivalent reduction in the Company's valuation allowance on its deferred tax assets.

     NET EARNINGS

     The Company's net earnings for the second quarter of 2002 were approximately $3.7 million compared to net earnings of approximately $1.5 million for the second quarter of 2001 due to all of the factors discussed above. In the second quarter of 2002, the Company recognized approximately $1.5 of revenue which had been previously deferred, as further discussed above. The recognition of the deferred revenue resulted in an increase of approximately $600,000 to net earnings in the second quarter of 2002. This item is not expected to recur.


SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     REVENUES

     Total revenue from license royalties and design service fees for the six months ended June 30, 2002 were approximately $13.0 million compared to approximately $10.2 million in the same period of 2001.

     Design service fees and license royalties recognized under the Target Agreement were approximately $12.1 million in 2002 as compared to approximately $9.5 million in 2001, and included approximately $1.5 million of revenue recognized in 2002 which had been deferred during the initial contract period ended January 31, 2001 pending the results of a royalty audit, the reconciliation and settlement of accounts between the Company and Target, and the assessment of the underlying deferred revenue reserves, all of which was completed during the second quarter of 2002. The provisions that resulted in the deferral of revenue by the Company are not expected to recur. The increase of approximately $1.1 million in normal business between 2002 and 2001 represents approximately a 12 percent increase due to the growth of Target sales of Mossimo branded product.

                                       12
================================================================================

     Royalties from licensees other than Target increased to approximately $900,000 in 2002 from approximately $700,000 in 2001, primarily due to approximately $90,000 earned on the execution of a new agreement in Asia, and an increase of approximately $110,000 in royalties from other licensees.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Total operating expenses, comprising selling, general and administrative expenses, increased to approximately $6.1 million in the six months ended 2002 from approximately $5.9 million in 2001.

     The Company's aggregate payroll costs decreased to approximately $2.8 million in 2002 from approximately $3.4 million in 2001. The decrease was primarily due to a reduction in the bonus due to the Company's Chief Executive Officer in 2002 under the new bonus plan, as further discussed above, partially offset by an increase in payroll incurred as a result of the addition of new personnel in 2002.

     Selling expenses increased to approximately $1.8 million in 2002 from approximately $1.4 million in 2001. Selling expenses comprise obligations due to a third party who assisted the Company in connection with entering into the Target Agreement and who receives 15 percent of certain payments received by the Company from Target. The increase over the prior year in directly related to the increase in the Company's business with Target.

     Travel expenses increased to approximately $286,000 in 2002 from approximately $87,000 in 2001. The increase was due to additional travel activity in connection with the Target business, the initial travel requirements to begin the implementation of the Company's new design services and license agreement with Hudson's Bay Company in Canada, and additional travel required by other business development activities.

     Additionally, general and administrative expenses increased by approximately $87,000 in 2002 as compared to 2001, primarily due to legal, professional and filing fees incurred during 2002, including the cost of initiating the company's listing on NASDAQ in April 2002.

     INTEREST EXPENSE, NET

     The Company incurred interest expense of approximately $219,000 in 2002 compared to interest expense of approximately $393,000 in 2001. The decrease was due primarily to a reduction in the applicable variable interest rate, and reductions of the outstanding balance of the loan payable to a bank.

     INCOME TAXES

     The Company recorded no tax provision on its pre-tax income in the three and six months ended June 30, 2002, as any current tax component of the provision is offset by an equal deferred tax benefit necessary following the Company's reevaluation of its forecasted operating results and resultant taxable income during the remaining term of the Target Agreement, and the consequent utilization of available net operating losses during the remaining term of the Target Agreement.

     The Company was classified as a "personal holding company" in fiscal 2001, and the Company is implementing strategies to avoid being classified as a personal holding company in 2002 and beyond. No provision has been made in the condensed financial statements for the personal holding company tax, as further discussed above.

     The Company recorded no tax expense in the three and six months ended June 30, 2001 as a result of the Company having approximately $39 million and approximately $25 million of federal and state net operating loss carry-forwards, respectively, at December 31, 2000 and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization.

     Any tax expense on the Company's pre-tax income in the three and six month period ended June 30, 2002 and 2001 is offset by an equivalent reduction in the Company's valuation allowance on its deferred tax assets.

                                       13
================================================================================

     NET EARNINGS

     The Company's net earnings for the six months ended 2002 were approximately $6.7 million compared to net earnings of approximately $3.8 million for 2001 due to all of the factors discussed above. In the second quarter of 2002, the Company recognized approximately $1.5 of revenue which had been previously deferred as further discussed above. The recognition of the deferred revenue resulted in an increase of approximately $600,000 in net earnings for the six months ended 2002. This item is not expected to recur.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was approximately $4.4 million for the six months ended June 30, 2002 as compared to $2.4 million for the six month ended June 30, 2001. Cash provided by operating activities primarily includes net earnings of approximately $6.7 million and an increase in accrued commissions of approximately $1.5 million, offset by an increase in accounts receivable of approximately $2.3 million, and a decrease in accounts payable of approximately $1.9 million. At June 30, 2002, positive working capital was approximately $4.6 million, compared to negative working capital of approximately $1.3 million at December 31, 2001. The increase in working capital is primarily due to increases in cash balances and accounts receivable, as well as reductions of bank debt and accounts payable balances, partially offset by an increase in accrued commission and accrued bonuses.

     Net cash used in investing activities was approximately $33,000 for the six months ended June 30, 2002 and was all used for the acquisition of property and equipment.

     Net cash used in financing activities was approximately $1.5 million for the six months ended June 30, 2002, and was primarily used to repay the loan payable to a bank, partially offset by proceeds from the sale of common stock upon the exercise of stock options.

     In 2000, due to cash shortages and the anticipated changes in the Company's business resulting from entering into the Target Agreement, the Company negotiated payment plans with unsecured creditors, and has been making payments generally in accordance with the payment plans. The remaining outstanding payments due to the unsecured creditors as of June 30, 2002 are approximately $1.1 million, of which approximately $651,000 are due in the twelve month period ending June 30, 2003.

     In August, 2000, the Company entered into a lease agreement for its principal facility in Santa Monica, California. Rent obligations under the lease agreement are approximately $10,000 per month for an initial term of three years.

     The Company expects that its principal source of liquidity during the remaining term of the Target Agreement will be its net operating cash flows. The Company believes that its available cash balances at June 30, 2002 and its expected net operating cash flows during the remaining term of the Target Agreement will be adequate to meet the Company's currently anticipated liquidity needs through January 31, 2004, at which time the initial term of the Target Agreement expires. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each by giving the Company a one year notice of renewal. The first notice of renewal is due in January 2003.

     From time to time, the Company also considers a number of different financing alternatives, including the issuance of equity securities, debt instruments and equity-linked securities, as sources of liquidity.

                                       14
================================================================================

FORWARD LOOKING INFORMATION

     This report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including a termination or adverse modification of the Company's license relationships, especially its relationship with Target and performance under the Target licensing and design services agreement, changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors described in "Business-Risk Factors." in the Company's Form 10-K for the year ended December 31, 2001. Accordingly, undue reliance should not be placed on these forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in variable interest rates on its loan payable to a bank. Changes in interest rates for variable rate debt generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a one percent increase in interest rates occurring on July 1, 2002 would result in an increase in interest expense for the following twelve months of approximately $30,000.

     The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.

                                       15
================================================================================

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of fees paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The claim is disputed by the third party. If the Company prevails, it may be entitled to recover from the third party certain fees paid, and reduce fees payable in the future. The Company has recognized expenses and has accrued the related liability to the third party in accordance with the terms of the existing agreement and consistent with prior periods. However, the Company is withholding payment of any amounts due to the third party pending the results of the arbitration. The third party has a counter demand in the arbitration proceeding against the Company for what they claim are the sums due and owing under the agreement.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  Annual Meeting:

          The 2002 Annual Meeting of stockholders of Mossimo, Inc. was held on June 3, 2002.

     (b)  Not applicable.


     (c) The Mossimo Giannulli Bonus Plan was approved at the 2002 Annual Meeting of stockholders by 11,079,027 votes in favor and 73,092 votes against.


     (d)  Not applicable.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          The Edwin Lewis Bonus Plan, dated April 17, 2002

          Amendment Number One to the Mossimo Giannulli Bonus Plan, dated July 1, 2002

          Amendment Number One to the Edwin Lewis Bonus Plan, dated July 1, 2002

          Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

          Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                                       16
================================================================================

     (b)  Reports on Form 8-K

          The Registrant filed a current report on Form 8-K on August 5, 2002 that related to changes in the registrant's certifying accountant.


                                       17
================================================================================

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2002.


                                         MOSSIMO, INC.


                                   /s/   MOSSIMO GIANNULLI
                                   ---------------------------------------------
                                         Mossimo Giannulli
                                         President and Chief Executive Officer

                                   /s/   Manuel Marrero
                                   ---------------------------------------------
                                         Manuel Marrero
                                         Chief Financial Officer

                                       18
================================================================================

                                INDEX TO EXHIBITS


   Exhibit
   Number         Description
--------------------------------------------------------------------------------

    10.1          The Edwin Lewis Bonus Plan, dated April 17, 2002

    10.2 Amendment Number One to the Mossimo Giannulli Bonus Plan, dated July 1, 2002

    10.3          Amendment Number One to the Edwin Lewis Bonus Plan, dated July
                  1, 2002

    99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

    99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


                                       19
================================================================================