Form 10-Q
period 2002-09-30
MOSSIMO INC
filed 2002-10-30
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Common Stock, par value                              15,477,042
          $.001 per share                      (Outstanding on October 28, 2002)
              (Class)

                            Exhibit Index on Page 19

                                  MOSSIMO, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements (Unaudited):

Condensed balance sheets as of September 30, 2002 and December 31, 2001....... 2

Condensed statements of earnings for the three and nine months ended September 30, 2002 and 2001......................................... 3

Condensed statements of cash flows for the nine months
    ended September 30, 2002 and 2001......................................... 4

Notes to condensed financial statements ...................................... 5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................... 9

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk ...........14

ITEM 4 - Controls and Procedures .............................................14

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings ...................................................15

ITEM 4 - Submission of Matters to a Vote of Security Holders .................15

ITEM 6 - Exhibits and Reports on Form 8-K ....................................15


SIGNATURES ...................................................................16

CERTIFICATIONS ...............................................................17

INDEX TO EXHIBITS ............................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         MOSSIMO, INC.
                                    CONDENSED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                           UNAUDITED

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                      2002            2001
                                                                   ------------   ------------
                                            ASSETS
CURRENT ASSETS:
  Cash, and cash equivalents ...................................   $     8,360    $     3,182
  Accounts receivable ..........................................         2,657          1,958
  Deferred taxes ...............................................         1,776          1,776
  Prepaid expenses and other current assets ....................           295            118
                                                                   ------------   ------------
    Total current assets .......................................        13,088          7,034

PROPERTY AND EQUIPMENT, net ....................................           245            251
DEFERRED FINANCING COSTS, net ..................................            79            151
DEFERRED TAXES .................................................         1,821          1,821
OTHER ASSETS ...................................................            48             37
                                                                   ------------   ------------
                                                                   $    15,281    $     9,294
                                                                   ============   ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Loan payable .................................................   $     2,039    $     4,000
  Accounts payable .............................................           754          2,755
  Accrued liabilities ..........................................           450            762
  Accrued commission ...........................................         2,308            246
  Accrued bonuses ..............................................         1,343            613
                                                                   ------------   ------------
     Total current liabilities .................................         6,894          8,376

LOAN PAYABLE, net of current portion ...........................            --            817
LONG-TERM ACCOUNTS PAYABLE, net of current portion .............           305            779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ............................            --             --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,477,042 at September 30, 2002
    and 15,330,042 at December 31, 2001 ........................            15             15
  Additional paid-in capital ...................................        38,753         38,304
  Accumulated deficit ..........................................       (30,686)       (38,997)
                                                                   ------------   ------------
    Net stockholders' equity (deficit) .........................         8,082           (678)
                                                                   ------------   ------------
                                                                   $    15,281    $     9,294
                                                                   ============   ============

See accompanying notes to condensed financial statements.

                                               2


                                        MOSSIMO, INC.
                              CONDENSED STATEMENTS OF EARNINGS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          UNAUDITED

                                                  THREE MONTHS            NINE MONTHS
                                                ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                              ---------------------   ---------------------
                                                2002         2001       2002         2001
                                              ---------   ---------   ---------   ---------
REVENUE FROM LICENSE ROYALTIES
    AND DESIGN SERVICE FEES ...............   $  4,287    $  3,919    $ 17,281    $ 14,076


OPERATING EXPENSES:
    Selling, general and administrative ...      2,797       2,541       8,890       8,474
                                              ---------   ---------   ---------   ---------

Operating earnings ........................      1,490       1,378       8,391       5,602

OTHER INCOME (EXPENSE):
 Other income, net ........................        195         515         219         515
 Interest expense, net ....................        (70)       (240)       (299)       (633)
                                              ---------   ---------   ---------   ---------

Earnings before income taxes ..............      1,615       1,653       8,311       5,484
Provision for income taxes ................         --          --          --          --
                                              ---------   ---------   ---------   ---------

Net earnings ..............................   $  1,615    $  1,653    $  8,311    $  5,484
                                              =========   =========   =========   =========

Earnings per share:
    Basic .................................   $   0.10    $   0.11    $   0.54    $   0.36
                                              =========   =========   =========   =========
    Diluted ...............................   $   0.10    $   0.11    $   0.53    $   0.36
                                              =========   =========   =========   =========

Weighted average common shares outstanding:

    Basic .................................     15,450      15,297      15,403      15,231
                                              =========   =========   =========   =========
    Diluted ...............................     15,666      15,343      15,619      15,256
                                              =========   =========   =========   =========



See accompanying notes to condensed financial statements.

                                            3


                                   MOSSIMO, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     UNAUDITED

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                                 2002        2001
                                                               --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ...............................................   $ 8,311    $ 5,484
Adjustment to reconcile net earnings to net
      cash provided by operating activities:
    Depreciation and amortization ..........................       161        195
    Changes in:
        Accounts receivable ................................      (699)      (665)
        Prepaid expenses and other current assets ..........      (177)      (660)
        Other assets .......................................       (11)       (55)
        Accounts payable and long-term accounts payables ...    (2,475)    (1,232)
        Accrued liabilities ................................      (312)      (124)
        Accrued bonuses ....................................       730        446
        Deferred compensation ..............................        --       (564)
        Accrued commission .................................     2,062        227
                                                               --------   --------
         Net cash provided by operating activities .........     7,590      3,052
                                                               --------   --------

CASH FLOWS FROM INVESTING ACTIVITITES:
Payments for acquisition of property and equipment .........       (83)       (38)
                                                               --------   --------
        Net cash used in investing activities ..............       (83)       (38)
                                                               --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan payable ...................................    (2,778)      (774)
Proceeds from issuance of common stock .....................       449        744
                                                               --------   --------
       Net cash used in financing activities ...............    (2,329)       (30)
                                                               --------   --------

NET INCREASE IN CASH .......................................     5,178      2,984
CASH and CASH EQUIVALENTS, beginning of period .............     3,182         50
                                                               --------   --------
CASH and CASH EQUIVALENTS, end of period ...................   $ 8,360    $ 3,034
                                                               ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest ...............   $    39    $   619
                                                               ========   ========




See accompanying notes to condensed financial statements.


                                        4

                                  MOSSIMO, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

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

     Certain information and footnote disclosures normally included in annual financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim condensed financial statements and notes thereto are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

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

     Royalty revenues from other licensees are recognized as those licensees achieve sales of the Company's products. Royalty payments are due on a quarterly basis and range from two percent to seven percent of net sales.

     During the three and nine months ended September 30, 2002 fees from Target represented approximately 91 percent and 92 percent of the Company's total revenue, respectively. During the three and nine months ended September 30, 2001 fees from Target represented approximately 92 percent and 93 percent of the Company's total revenue, respectively.


4. EARNINGS PER SHARE

     Earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of dilutive stock options, using the treasury stock method. Stock options excluded from diluted weighted average shares outstanding because they were anti-dilutive were approximately 551,000 for the three and nine months ended September 30, 2002, and approximately 492,000 and 562,000 for the three and nine months ended September 30, 2001, respectively.

     The reconciliation between net earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (all amounts in thousands, except share and per share data):

                                                          Three Months                   Nine Months
                                                        Ended September 30,           Ended September 30,
                                                     -------------------------     -------------------------
                                                        2002           2001           2002           2001
                                                     ----------     ----------     ----------     ----------
Net earnings.......................................  $   1,615      $   1,653      $   8,311      $   5,484
Weighted average shares outstanding - Basic........     15,450         15,297         15,403         15,231
 Basic earnings per share..........................  $    0.10      $    0.11      $    0.54      $    0.36

Add: Dilutive effect of stock options..............        216            46             216             25
Weighted average shares outstanding - Diluted......     15,666         15,343         15,619         15,256
 Diluted earnings per share........................  $    0.10      $    0.11      $    0.53      $    0.36


5. LOAN PAYABLE

     The Company has a loan payable to a bank, which is collateralized by substantially all of the Company's assets and is also secured by a $1 million personal guaranty provided by the Company's Chairman of the Board and Chief Executive Officer. The amount outstanding under the loan payable bears interest at the bank's prime rate plus 1.5 percent. Payments on the loan are $1 million per quarter through June 2003. The outstanding balance of the loan at September 30, 2002 was approximately $2 million.


6. TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109. Deferred taxes result from temporary differences between the reporting of income and losses for financial and tax reporting purposes and are provided for using the liability method as prescribed by SFAS No. 109.

     The Company recorded no tax provision on its pre-tax income in the three and nine months ended September 30, 2002, as the current tax component of the provision is offset by an equal reduction in the valuation allowance against deferred tax benefits following the Company's reevaluation of its forecasted operating results and resultant taxable income during the remaining term of the Target Agreement, and the consequent utilization of available net operating losses during the remaining term of the Target Agreement.

     The Company recorded no tax expense in the three and nine months ended September 30, 2001 as a result of the Company having available federal and state net operating loss carry-forwards, and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization.

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

     The Company is implementing strategies to avoid being classified as a personal holding company in 2002 and beyond. No provision has been made in the condensed financial statements for the personal holding company tax reflecting the Company's position that it is more likely than not that it will not be classified as a personal holding company in 2002.

     The Company amended the Mossimo Giannulli Bonus Plan in July 2002 to provide for quarterly discretionary bonuses to be determined by the Compensation Committee of the Board of Directors, and subject to approval by the Board of Directors. The discretionary bonuses are not to exceed the amounts that would have been payable under the previous bonus formula. The July 2002 amendment was approved by written consent of the Company's shareholders in October 2002. To the extent that Mr. Giannulli receives compensation over $1 million in any calendar year under the existing programs, the amount in excess of $1 million would be deductible for tax purposes.

7. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

     The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's financial statements for the year ended December 31, 2001 on our annual report on Form 10-K.


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

     In addition to the Target Agreement, the Company licenses its trademarks and provides design services outside of the United States to third parties, and also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

     In May 2002, the Company entered into an agreement with Hudson's Bay Company whereby the Company will provide product design services, and has licensed the Mossimo trademark to Hudson's Bay Company in Canada, in return for license royalties and design fees. Hudson's Bay Company will collaborate on product design, and will be responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the licensing agreement is three years beginning in May 2002, with a five-year extension option. The Company is not anticipating to recognize any material revenue from this agreement until 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     REVENUES

     Design service fees and license royalties under the Target Agreement are recognized as Target records sales of the Company's products, and the Company's fees and royalties are earned. Fees and royalties earned are payable on a quarterly basis at rates ranging from four percent to one percent of Target's net sales of Mossimo brand product. The Target Agreement provides for a declining fee rate structure upon Target achieving certain levels of retail sales of Mossimo branded products during each contract year (i.e. each twelve month period beginning February 1). As a result, the Company's design service fees and license royalty revenues from Target as a percentage of Target's retail sales of Mossimo branded products will be highest at the beginning of each contract year and decrease throughout each contract year as Target reaches certain retail sales thresholds. Therefore, the amount of design service fees and license royalty revenues recognized by the Company under the Target Agreement in any reporting period is dependent not only on retail sales of branded products in such period, but also on the cumulative level of retail sales for the contract year, and the applicable rate, or combination of rates, during the reporting period. As a result, revenue and net earnings derived from this agreement will be significantly lower in the third and fourth quarter of the year.

     Royalty revenues from the Company's other licensees are recognized as those licensees achieve sales of the Company's products. Royalty payments are due on a quarterly basis and range from two percent to seven percent of net sales.

     Total revenue from license royalties and design service fees in the third quarter of 2002 was approximately $4.3 million compared to approximately $3.9 million in the third quarter of 2001.

     Design service fees and license royalties recognized under the Target Agreement were approximately $3.9 million in the third quarter of 2002 as compared to approximately $3.6 million in the third quarter of 2001, which represents approximately an eight percent increase due principally to higher sales at Target.

     Royalties from licensees other than Target increased to approximately $400,000 in the third quarter of 2002 from approximately $300,000 in the third quarter of 2001, primarily due to approximately $90,000 earned on the execution of a new agreement in Asia.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Total operating expenses, comprising selling, general and administrative expenses, increased to approximately $2.8 million in the third quarter of 2002 from approximately $2.5 million in the third quarter of 2001.

     The Company's aggregate payroll costs were generally the same in the third quarter of 2002 when compared to the third quarter of 2001. The reduction in the bonus due to the Company's Chief Executive Officer in the third quarter of 2002 under the new discretionary bonus plan was offset by an increase in payroll incurred as a result of the addition of new personnel and accrued employee bonuses in 2002.

     As of September 30, 2002, the Company had accrued unpaid bonuses in an aggregate amount of approximately $1.3 million. Bonus expense of approximately $713,000 was recognized in the three months ended September 30, 2002, and bonus expense of approximately $2.2 million was recognized in the nine months ended September 30, 2002. Total bonus expense of $821,000 was recognized in the three months ended September 30, 2001, and bonus expense of approximately $3.2 million was recognized in the nine months ended September 30, 2001.

         Selling expenses increased to approximately $580,000 in the third quarter of 2002 from approximately $544,000 in the third quarter of 2001. Selling expenses comprise obligations due to a third party who assisted the Company in connection with entering into the Target Agreement and who receives 15 percent of certain payments received by the Company from Target. The increase over the prior year is directly related to the increase in revenue associated with Target.

     Travel expenses increased to approximately $225,000 in the third quarter of 2002 from approximately $40,000 in the third quarter of 2001. The increase was due to additional travel activity in connection with the Target business, the initial travel requirements to begin the implementation of the Company's new design services and license agreement with Hudson's Bay Company in Canada, and additional travel required by other business development activities.

         Additionally, general and administrative expenses increased by approximately $110,000 in the third quarter of 2002 as compared to the third quarter of 2001, primarily due to expenditures directly related to increased design activities, as well as legal and professional fees incurred during 2002.

     OTHER INCOME, NET

     The Company recorded other income of approximately $195,000 in the third quarter of 2002, primarily from certain prepaid tax refund claims. The Company recorded other income of approximately $515,000 in the third quarter of 2001, primarily from the collection of disputed receivables.

     INTEREST EXPENSE, NET

     The Company incurred interest expense of approximately $70,000 in the third quarter of 2002 compared to interest expense of approximately $240,000 in the third quarter of 2001. The decrease was due primarily to a reduction of the applicable variable interest rate, and reductions of the outstanding balance on the loan payable to a bank.

     INCOME TAXES

     The Company recorded no tax provision on its pre-tax income in the three months ended September 30, 2002, as the current tax component of the provision is offset by an equal reduction in the valuation allowance against deferred tax benefits following the Company's reevaluation of its forecasted operating results and resultant taxable income during the remaining term of the Target Agreement, and the consequent utilization of available net operating losses during the remaining term of the Target Agreement.

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

     The Company is implementing strategies to avoid being classified as a personal holding company in 2002 and beyond. No provision has been made in the condensed financial statements for the personal holding company tax reflecting the Company's position that it is more likely than not that it will not be classified as a personal holding company in 2002 .

     The Company recorded no tax expense in the three months ended September 30, 2001 as a result of the Company having available federal and state net operating loss carry-forwards and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization.

     NET EARNINGS

     The Company's net earnings for the third quarter of 2002 were approximately $1.6 million compared to net earnings of approximately $1.7 million for the third quarter of 2001 due to all of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     REVENUES

     Total revenue from license royalties and design service fees for the nine months ended September 30, 2002 were approximately $17.3 million compared to approximately $14.1 million in the same period of 2001.

     Design service fees and license royalties recognized under the Target Agreement were approximately $16 million in 2002 as compared to approximately $13 million in 2001, and included approximately $1.5 million of revenue recognized in 2002 which had been deferred during the initial contract period ended January 31, 2001 pending the results of a royalty audit, the reconciliation and settlement of accounts between the Company and Target, and the assessment of the underlying deferred revenue reserves, all of which was completed during the second quarter of 2002. The provisions that resulted in the deferral of revenue by the Company are not expected to recur. The increase of approximately $1.5 million in normal business between 2002 and 2001 represents approximately a eleven percent increase due to the growth of Target sales of Mossimo branded product.

     Royalties from licensees other than Target increased to approximately $1.3 million in 2002 from approximately $1.1 million in 2001, primarily due to approximately $180,000 earned on the execution of new agreements in Asia.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Total operating expenses, comprising selling, general and administrative expenses, increased to approximately $8.9 million in the nine months ended 2002 from approximately $8.5 million in 2001.

     The Company's aggregate payroll costs decreased to approximately $4 million in 2002 from approximately $4.7 million in 2001. The decrease was primarily due to a reduction in the bonus due to the Company's Chief Executive Officer in 2002 under the new discretionary bonus plan, partially offset by an increase in payroll incurred as a result of the addition of new personnel and accrued employee bonuses in 2002.

     Selling expenses increased to approximately $2.4 million in 2002 from approximately $2 million in 2001. Selling expenses comprise obligations due to a third party who assisted the Company in connection with entering into the Target Agreement and who receives 15 percent of certain payments received by the Company from Target. The increase over the prior year in directly related to the increase in the Company's business with Target.

     Travel expenses increased to approximately $511,000 in 2002 from approximately $127,000 in 2001. The increase was due to additional travel activity in connection with the Target business, the initial travel requirements to begin the implementation of the Company's new design services and license agreement with Hudson's Bay Company in Canada, and additional travel required by other business development activities.

     Additionally, general and administrative expenses increased by approximately $325,000 in 2002 as compared to 2001, primarily due to expenditures directly related to increased design activities, as well as legal, professional and filing fees incurred during 2002, including the cost of initiating the company's listing on NASDAQ in April 2002.

     OTHER INCOME, NET

     The Company recorded other income of approximately $219,000 in the nine month period ended September 30, 2002, composed primarily of certain prepaid tax refund claims recognized in the third quarter of 2002. The Company recorded other income of approximately $515,000 in the nine month period ended September 30, 2001, which was composed of the collection of disputed receivables recognized in third quarter 2001.

     INTEREST EXPENSE, NET

     The Company incurred interest expense of approximately $299,000 in 2002 compared to interest expense of approximately $633,000 in 2001. The decrease was due primarily to a reduction in the applicable variable interest rate, and reductions of the outstanding balance of the loan payable to a bank.

     INCOME TAXES

     The Company recorded no tax provision on its pre-tax income in the nine months ended September 30, 2002, as available current tax component of the provision is offset by an equal deferred tax benefit necessary following the Company's reevaluation of its forecasted operating results and resultant taxable income during the remaining term of the Target Agreement, and the consequent utilization of available net operating losses during the remaining term of the Target Agreement.

     The Company was classified as a "personal holding company" in fiscal 2001, and the Company is implementing strategies to avoid being classified as a personal holding company in 2002 and beyond. No provision has been made in the condensed financial statements for the personal holding company tax, as further discussed above.

     The Company recorded no tax expense in the nine months ended September 30, 2001 as a result of the Company having available federal and state net operating loss carry-forwards and a full valuation allowance on the Company's deferred tax assets at that date due to uncertainty regarding their realization.

     NET EARNINGS

     The Company's net earnings for the nine months ended 2002 were approximately $8.3 million compared to net earnings of approximately $5.5 million for 2001 due to all of the factors discussed above. In the second quarter of 2002, the Company recognized approximately $1.5 of revenue which had been previously deferred as further discussed above. The recognition of the deferred revenue resulted in an increase of approximately $600,000 in net earnings for the nine months ended 2002. This item is not expected to recur.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was approximately $7.6 million for the nine months ended September 30, 2002 as compared to $3.1 million for the nine month ended September 30, 2001. Cash provided by operating activities primarily includes net earnings of approximately $8.3 million and an increase in accrued commissions of approximately $2 million, offset by an increase in accounts receivable of approximately $700,000, and a combined net decrease in accounts payable and accrued liabilities and bonuses of approximately $2.1 million. At September 30, 2002, working capital was approximately $6.2 million, compared to negative working capital of approximately $1.3 million at December 31, 2001. The increase in working capital is primarily due to increases in cash balances and accounts receivable, as well as reductions of bank debt and accounts payable balances, partially offset by an increase in accrued commission and accrued bonuses, all of which were driven by increased revenues, profitability and cash flow.

     Net cash used in investing activities was approximately $83,000 for the nine months ended September 30, 2002 and was all used for the acquisition of property and equipment.

         Net cash used in financing activities was approximately $2.3 million for the nine months ended September 30, 2002, and was primarily used to repay the loan payable to a bank, partially offset by proceeds from the sale of common stock upon the exercise of stock options.

     In August, 2000, the Company entered into a lease agreement for its principal facility in Santa Monica, California, which was subsequently amended in June 2002. Future rent obligations under the lease agreement are approximately $20,000 per month for an initial term of three years which expires in July 2005.

     The Company expects that its principal source of liquidity during the remaining term of the Target Agreement will be its net operating cash flows. The Company believes that its available cash balances at September 30, 2002 and its expected net operating cash flows during the remaining term of the Target Agreement will be adequate to meet the Company's currently anticipated liquidity needs through January 31, 2004, at which time the initial term of the Target Agreement expires. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each by giving the Company a one year notice of renewal. The first notice of renewal is due in January 2003.

         From time to time, the Company also considers a number of different financing alternatives, including the issuance of equity securities, debt instruments and equity securities, as sources of liquidity.

FORWARD LOOKING INFORMATION

     This report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including a termination or adverse modification of the Company's license relationships, especially its relationship with Target and performance under the Target licensing and design services agreement, changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors described in "Business-Risk Factors." in the Company's annual report on Form 10-K for the year ended December 31, 2001. Accordingly, undue reliance should not be placed on these forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risks related to fluctuations in variable interest rates on its loan payable to a bank. Changes in interest rates for variable rate debt generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a one percent increase in interest rates occurring on October 1, 2002 would result in an increase in interest expense for the following twelve months of approximately $20,000.

      The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.


ITEM 4. CONTROLS AND PROCEDURES

     The Chief Executive Officer and the Chief Financial Officer have evaluated the Company's system of disclosure controls and procedures within ninety days of the date of this report, and based on such evaluation have determined that they are satisfactory in connection with the preparation of this quarterly report. There have been no significant changes to the system of internal controls or in other factors that affect internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

      In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of fees paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The claim is disputed by the third party. If the Company prevails, it may be entitled to recover from the third party certain fees paid, and reduce fees payable in the future. The Company has recognized expenses and has accrued the related liability to the third party in accordance with the terms of the existing agreement and consistent with prior periods. However, the Company is withholding payment of any amounts due to the third party pending the results of the arbitration. The third party has a counter demand in the arbitration proceeding against the Company for what they claim are the sums due and owing under the agreement. The arbitration hearing was completed in October 2002, and the parties are awaiting a decision from the arbitration hearing panel.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  Not applicable.

          (b)  Not applicable.

          (c) Amendment No. 1 to the Mossimo Giannulli Bonus Plan was approved on September 30, 2002 by a consent of stockholders representing 10,372,222 shares, or 75 percent of the total voting shares as of September 15, 2002, the record date.

          (d)  Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are included herein:

               Amendment Number One to the Mossimo Giannulli Employment Agreement, dated September 23, 2002

               Amendment Number Two to the Edwin Lewis Bonus Plan, dated September 23, 2002

               Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

               Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

          (b)  Reports on Form 8-K

               Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of October 2002.


                                           MOSSIMO, INC.


                                           /s/ Mossimo Giannulli
                                           -------------------------------------
                                           Mossimo Giannulli
                                           President and Chief Executive Officer

                                           /s/ Manuel Marrero
                                           -------------------------------------
                                           Manuel Marrero
                                           Chief Financial Officer

                                 CERTIFICATIONS


I, Mossimo Giannulli, Chairman and Chief Executive Officer of the Company, certify that:

(1) I have reviewed this quarterly report of Mossimo, Inc. on Form 10-Q (the Report);

(2) Based on my knowledge, the Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respect the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the Company and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others in the Company particularly during the period in which the Report is being prepared;

         b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

         c. Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The registrant's other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Mossimo Giannulli
---------------------------------
    Mossimo Giannulli
    Chairman and Chief Executive Officer
    October 30, 2002

I, Manuel Marrero, Chief Financial Officer of the Company, certify that:

(1) I have reviewed this quarterly report of Mossimo, Inc. on Form 10-Q (the Report);

(2) Based on my knowledge, the Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respect the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the Company and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others in the Company particularly during the period in which the Report is being prepared;

         b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

         c. Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The registrant's other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Manuel Marrero
--------------------------------------
    Manuel Marrero
    Chief Financial Officer
    October 30, 2002

                                INDEX TO EXHIBITS


Exhibit
Number            Description
--------------------------------------------------------------------------------

10.1 Amendment Number One to the Mossimo Giannulli Employment Agreement, dated September 23, 2002

10.2     Amendment Number Two to the Edwin Lewis Bonus Plan, dated September 23,
         2002

99.1     Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2     Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002