Form 10-K
period 2002-12-31
MOSSIMO INC
filed 2003-03-06
CIK 1005181

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER: 1-14208
                                    _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference and Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as determined by Exchange Act Rule 12b-2). Yes [_] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 20, 2003 was approximately $29,159,312.

The registrant had 15,493,442 shares of common stock, par value $.001 per share outstanding at February 20, 2003.

                       Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference information from the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on June 3, 2003.

                                       1
================================================================================

ITEM 1 - BUSINESS


GENERAL

         Mossimo, Inc. is a Delaware corporation formed in November 1995, to succeed the assets and liabilities of Mossimo, Inc., a California corporation, which was organized in 1988, to continue the business founded by Mossimo Giannulli in 1987, as a sole proprietorship. References herein to the "Company" and "Mossimo" refer to Mossimo, Inc.

         In 2000 the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. In connection therewith, the Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") in March 2000, subsequently amended in April 2002, herein after referred to as the "Target Agreement". Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

         Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees, with 55 percent of total fees representing license royalty fees and 45 percent representing design services fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million payable in each of the contract years after January 31, 2002. Target fees are based on net sales of Mossimo brand product multiplied by a variable descending rate, up to a minimum rate, that decreases as Target reaches certain specified sales levels. In 2002, Target reached the minimum rate during the third quarter of the Company's calendar year. If Target sales of Mossimo branded products increase in the future, as a result of opening new stores or otherwise, the minimum rate of fees may apply earlier in the Company's future calendar years. The Company pays a 15 percent commission based on certain fees received from Target to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006.

         The Company also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

         In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States. In May 2002, the Company entered into an agreement with Hudson's Bay Company whereby the Company provides product design services, and has licensed the Mossimo trademark to Hudson's Bay Company exclusively in Canada, in return for license royalties and design service fees. Hudson's Bay Company will collaborate on product design, and will be responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark in Canada. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. Hudson's Bay Company is expected to fully launch the Mossimo product in Spring 2003 for distribution through its Zellers stores in Canada.

         As a result of entering into the Target Agreement, beginning in 2001 substantially all of the Company's revenue has been derived from Target. License royalties and design service fees from Target represented approximately 92 percent of total revenue in 2002 and 2001, and 24 percent of total revenue in 2000.


DESIGN AND MERCHANDISING

         The cornerstone of the Company's business is its ability to design products which embody the Mossimo image of a contemporary, active, and youthful lifestyle. The Company's designs are inspired by subtle changes in culture and society including such areas as music, television, cinema, architecture and other forms of artistic expression, and appeal to the contemporary consumer. The work of the Company's extensive design staff reflects the Company's fashion conscious consumer as they consistently monitor changes in fashion, style, culture and society, and develop designs that interpret such trends considering the targeted consumer group. The Company's product design and merchandising services provided to licensees, along with the right to approve design, advertising, and promotional materials are an important aspect for continuity of product quality, maintaining and enhancing the Company's distinctive image and the value of its trademark.

PRODUCTS

         Prior to 2001, and prior to entering into the Target Agreement, the Company's primary line of business was designing, sourcing, distributing, and marketing a lifestyle collection of designer men's and women's sportswear and active wear. The products were distributed to a diversified account base, including department stores, specialty retailers, and sports and active wear stores located throughout the United States, as well as one company operated exclusive signature retail store and one company operated exclusive outlet store located in Southern California. In connection with the Target Agreement and its ongoing business strategy, the Company restructured its operations and currently operates as a designer and licensor only, and does not manufacture, source, market, distribute, or retail its products.

         MEN'S AND WOMEN'S APPAREL. In 2000 the Company derived approximately 97 percent of it's revenue from the sale of Mossimo branded men's and women's apparel, which encompassed a variety of products, including: knit and woven tops (including polo shirts and collared, button-down shirts); outerwear, including sweaters and jackets; denim and related products, including jeans, shirts and jackets; dresses; pants; screenprinted and embroidered sweatshirts and tee-shirts; and shorts. In March 2000, the Company entered into the Target Agreement under which it licensed to Target the right to produce and distribute substantially all of its Mossimo branded products in the United States. The initial Target licensed product lines were launched in Target's stores in the Fall of 2000 and, in addition to men's and women's apparel, include boy's and girl's apparel and footwear, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

         In May 2002, the Company entered into an agreement with Hudson's Bay Company under which it licensed to Hudson's Bay Company the right to produce and distribute substantially all of its Mossimo branded products exclusively in Canada. The product line includes men's and women's apparel, boy's and girl's apparel, footwear, cosmetics and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves. In addition, the product line will be expanded to home products such as towels and sheets, as well as a complete line of kitchen, bedroom and bath soft good products and accessories. Hudson's Bay Company is expected to fully launch the Mossimo branded products by Spring 2003, for distribution through its Zellers stores in Canada.

         OPTICS LINE. The Company has an exclusive license agreement with the Marcolin Group for the production and distribution of the Mossimo line of eyewear, including sunglasses, sport glasses and optical frames. Marcolin sells Mossimo branded eyewear through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores. This agreement, however, permits Target to sell Mossimo branded eyewear in Target stores. The license agreement extends through December 31, 2003, and is renewable annually.

         WOMEN'S SWIMWEAR AND BODYWEAR. The Mossimo line of women's swimwear and bodywear is manufactured and distributed through Target stores in the United States under an exclusive license agreement with The Lunada Bay Corporation. The high quality Mossimo swimwear products include one-piece and two-piece swimsuits which are fashion-oriented and targeted towards youthful-minded, body-conscious women. The Mossimo line of women's body wear is a collection of fashionable fitness active wear which is designed and manufactured using materials such as lycra, tactel and flexcel nylon that stretch and compensate for body movements during strenuous exercise. The license agreement extends through September 30, 2003, and is renewable annually.

         The Company operates in one principal business segment across domestic and international markets. International sales are primarily made through the Company's licensees in their respective territories.


SOURCING, MANUFACTURING, AND DISTRIBUTION

         Substantially all Mossimo products are sold in the United States through Target. The Target Agreement provides that Target is responsible for product development, sourcing, manufacturing, quality control, distribution, and inventory management.

         The agreement with Hudson's Bay Company in Canada includes sourcing, manufacturing, distribution, and inventory management provisions similar to the Target Agreement.

         The Company believes that these functions can be executed more effectively by large retailers due to significant economies of scale and vertical integration, and the Company has no intentions of sourcing, manufacturing or distributing its products in the future.

MARKETING AND ADVERTISING

         The Company has developed a distinctive image of a contemporary, active, and youthful lifestyle and strives to maintain consistency through the coordination of product merchandising, advertising, and marketing promotions. As a result of the Target Agreement, the Company primarily relies on its licensees to advertise the Mossimo brand and intends to continue to promote a positive brand image through licensee-sponsored advertising and marketing promotions. Under the terms of the Target Agreement, the Company has approval rights for marketing and advertising materials.

         The agreement with Hudson's Bay Company in Canada includes provisions for licensee-sponsored advertising and marketing promotions with Company approval rights similar to the Target Agreement.


LICENSING

         Through the Target Agreement, the Company has licensed to Target the exclusive right to manufacture and distribute substantially all Mossimo products sold in the United States. The original term of the agreement extends through January 31, 2004, and is subject to renewal by Target for additional terms of two years each, if Target is current with its payments of the minimum guaranteed royalty amount. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006.

         The Target Agreement is subject to early termination under certain circumstances, including a material failure by Mossimo Giannulli to perform certain services or the termination of employment, death or permanent disability of Mr. Giannulli or a material change in his ownership or control of the Company which is deemed to materially affect the Company's ability to perform its obligations under the Target Agreement.

         Prior to entering into the Target Agreement, the Company entered into licensing agreements for certain products and geographical territories when the Company believed such arrangements would provide more effective manufacturing, distribution or marketing of such products than could otherwise be achieved "in house". The Company generally maintains substantial control over the design, advertising, and marketing of its licensed products, and maintains a policy of evaluating its licensing arrangements to ensure consistent presentation of the Mossimo image.

         The Company has licensed the exclusive right to manufacture and distribute eyewear bearing its trademarks through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores pursuant to a license agreement with the Marcolin Group. This agreement extends through December 31, 2003, and is renewable annually.

         The Company has licensed the exclusive right to manufacture and distribute women's swimwear and bodywear bearing its trademarks through Target stores in the United States pursuant to a license agreement with The Lunada Bay Corporation. This agreement extends through September 30, 2003, and is renewable annually.

         The Company has additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's trademarks according to designs furnished or approved by the Company in specified territories outside of the United States.

         In May 2002, the Company entered into an agreement with Hudson's Bay Company whereby the Company will provide product design services, and has exclusively licensed the Mossimo trademark to Hudson's Bay Company exclusively in Canada, in return for license royalties and design service fees. Hudson's Bay Company will collaborate on product design, and will be responsible for manufacturing, sourcing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark in Canada. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. Hudson's Bay Company is expected to launch the Mossimo product in Spring 2003 for distribution through its Zellers stores in Canada.

         Under all license agreements, Mossimo retains approval rights with respect to the design of products, advertising, and marketing. All payments under the Target agreement are due on a quarterly basis and range from one to four percent depending on the net sales achieved in each contract year. Under all other license agreements, royalty payments are due generally on a quarterly basis and range from approximately two to seven percent of the licensee's net sales.

TRADEMARKS

         The Company utilizes a variety of trademarks, including the script Mossimo (signature), MOSS, MOSSIMO (in block lettering), Baby Moss and Mossimo Giannulli trademarks. Currently, the Company has 16 registrations and 6 pending applications for its trademarks in the United States, and approximately 350 trademark registrations and applications in over 70 other countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the sales and marketing of its products. The Company vigorously protects its trademarks against infringement by using, among other things, cease-and-desist letters, administrative proceedings, and applicable legal action.


COMPETITION

         Competition in the contemporary apparel and related fashion accessories industry is extensive. Mossimo brand products are subject to competition from designer and non-designer lines sold in a wide variety of retail stores, including Target stores, many of which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own private labels.

         The Company's products compete based on factors including brand appeal, design, style and color selection, quality and price. Increased competition by existing and future competitors could result in reductions in retail sales and reductions in revenues to the Company, or reduction of prices of Mossimo products that could have a material adverse effect on the Company's revenues, financial condition, and results of operations.

         The Company expects that its products will continue to face significant competition in the future, in particular as other companies with established trademarks enter into licensing arrangements with retailers.


PERSONNEL

         The Company currently employs twenty full time employees, and also employs temporary personnel on an as needed basis. A substantial number of the Company's personnel and resources are dedicated to providing design services. The Company believes that it is able to recruit and retain the high level of creative personnel to continue to provide the necessary design services to maintain the continuity of product quality, the Company's distinctive image, and the value of its trademarks. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.


RISK FACTORS

         In addition to the other information contained herein or incorporated by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities Exchange Commission, or in any press release or other written or oral statement we may make.

DEPENDENCE ON CERTAIN LICENSEES

         The Company's revenues under the Target Agreement commenced in November 2000, and represented 92 percent of total revenues in 2001 and 2002. The Company expects that its revenues under the Target Agreement will continue to represent a significant portion of the Company's total revenues during the remaining term of the Target Agreement, which has been extended through January 2006, and is subject to future extension. Because the amount of the Company's revenues under the Target Agreement are dependent, in part, on the sales of Mossimo brand products in Target stores, the Company's revenue potential is impacted by the number of Target stores and the patronage at these stores. Termination or non-extension of the Target Agreement, or a material adverse change in the business of Target stores, could have a material adverse effect on the Company's financial condition and results of operations.

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

NEW PRODUCT INTRODUCTIONS

         The Company's success is dependent upon its ability to create and develop new product designs and new product lines. As is typical with new products, demand for and market acceptance of new designs and products introduced by the Company is subject to uncertainty. There can be no assurance that the Company's efforts will be successful. In addition, the failure of new product designs or new product lines to gain sufficient market acceptance could adversely affect the image of the Mossimo brand name and consumers' demand for other Mossimo products.

DEPENDENCE ON KEY PERSONNEL

         The success of the Company is largely dependent on the efforts and abilities of its design staff, which includes Mossimo Giannulli, the Company's founder and Chief Executive Officer. The Company has only twenty employees, and Mr. Giannulli's leadership and experience in the apparel licensing industry is critical to the successful implementation of our business and marketing strategy. The Company has key person life insurance covering Mr. Giannulli. The Target Agreement is subject to early termination under certain circumstances, including a material failure by Mr. Giannulli to perform certain services or the termination of employment, death or permanent disability of Mr. Giannulli, or a material change in his ownership or control of the Company which is deemed to materially affect the Company's ability to perform its obligations under the Target Agreement. In April 2002, the Company entered into an amended and restated employment agreement with Mr. Giannulli, which was amended in July 2002, and extends through January 2004.

UNCERTAINTIES IN APPAREL RETAILING; GENERAL ECONOMIC CONDITIONS

         The apparel industry historically has been subject to substantial economic cyclical variations. Economic observers have commented that the United States is in an economic recession and that weak general economic conditions will continue through 2003. As the economy struggles the Company is concerned that consumers may become apprehensive about the economy and reduce their level of discretionary spending. When discretionary spending is reduced, purchases of apparel and related products tend to decline. Additionally, the continued military responses to the terrorist attacks on the United States, possible future terrorist attacks and growing threat of war may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decreases in discretionary spending by consumers could have a material adverse effect on the Company's results of operations.

         FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY CAUSE ADVERSE UNEXPECTED OPERATING RESULTS AND AFFECT THE COMPANY'S REPORTED RESULTS OF OPERATIONS.

         A change in accounting standards can have a significant effect on the Company's reported results and may affect the Company's reporting of transactions completed before the change is effective. As an example, any changes requiring that the Company record compensation expense in the statement of operations for employee stock options using the fair market value method could have a significant negative effect on our reported results. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results.

PROTECTION OF TRADEMARKS

         The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. There can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violative of the trademarks and proprietary rights of others. No assurance can be given that others will not assert rights in, and ownership of, trademarks and other proprietary rights of the Company. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

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

CERTAIN FEDERAL TAX CONSEQUENCES

         In addition to the Company's taxable income being subject to federal, state and local income taxes, the Company may be classified as a "personal holding company" from time to time. Personal holding company status results from more than 50 percent of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60 percent of the Company's income, as defined, being derived from royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate on undistributed after tax earnings.

         Over 50 percent of the value of the Company's outstanding stock is owned by one stockholder, and in 2001 and 2002, more than 60 percent of the Company's income, as defined, was derived from license royalties. Accordingly, the Company was classified as a personal holding company in 2001 and 2002. However, no personal holding company taxes were due in 2001 because the Company was able to use its tax operating loss carry forward to offset the taxable income subject to personal holding company tax in 2001. In addition, no personal holding company tax was due in 2002 because the Company recognized certain expenses for tax purposes in 2002 that had been recognized in previous years for financial reporting purposes, and which offset the taxable income subject to personal holding company tax in 2002.

         The Company intends to take appropriate measures to avoid being classified as a personal holding company in future years. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in the future, or avoid personal holding company taxes that might be due.

ITEM 2 - PROPERTIES

         The Company's current corporate headquarters are located in Santa Monica, California and consist of a leased building totaling approximately 6,000 square feet of space.


ITEM 3 - LEGAL PROCEEDINGS

         In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003 and awarded the third party interest on the amounts due which had been withheld by the Company, and the recovery of the third party's legal fees. The Company has sequestered the total amount of $2,934,688 due under the award, and has filed a petition to vacate the award, including commissions, third party legal fees, and interest, on the basis that the evidence received during the arbitration hearing demonstrates that the finder's agreement between the Company and the third party is illegal under certain applicable California law. The Company could be liable for additional legal fees and interest payable to the third party if the arbitration award is not vacated. There can be no assurance that the award will be confirmed or vacated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET FOR SECURITIES

         The Company's common stock, par value $.001 per share (common stock), began trading in February 1996 on the New York Stock Exchange ("NYSE") upon completion of the Company's initial public offering (trading symbol "MGX"). In May 2000, trading of the Company's common stock was suspended by the NYSE, the Company's common stock was subsequently delisted, and the Company's common stock commenced trading on the National Association of Securities Dealers Over-the-Counter Bulletin Board under the symbol MGXO.OB. In April 2002 the Company became listed and initiated trading on NASDAQ Small Cap (trading symbol "MOSS").

         On February 20, 2003, the closing bid price of the Company's common stock was $5.60 per share. The high and low trades of the Company's common stock reported by the applicable quotation system (NASDAQ - April to December 2002; Over-the-Counter Bulletin Board - January 2001 thru March 2002) were as follows:


                                                                  2001
                                                           --------------------
                                                              HIGH       LOW
                                                              ----       ---

First Quarter............................................   $   4.56  $   2.00
Second Quarter...........................................   $   4.16  $   2.10
Third Quarter............................................   $   3.80  $   1.50
Fourth Quarter...........................................   $   3.60  $   1.75

                                                                  2002
                                                           --------------------
                                                              HIGH       LOW
                                                              ----       ---

First Quarter............................................   $   8.10  $   3.46
Second Quarter...........................................   $  13.19  $   7.70
Third Quarter............................................   $   9.49  $   5.30
Fourth Quarter...........................................   $   7.85  $   5.50


         The high and low trades of our common stock reported by the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         As of February 20, 2003, the Company had 196 stockholders of record. This does not include beneficial owners whose shares may be held of record by brokerage firms and clearing agencies.


DIVIDENDS

         Since its initial public offering, the Company has not paid a dividend on its common stock. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions, and changes in the tax laws, and other factors deemed relevant by the Board of Directors.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto (see "Index to Financial Statements") and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations and balance sheet data presented below has been derived from the Company's financial statements.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      ------------------------
                                                                     2002          2001          2000          1999          1998
                                                                     ----          ----          ----          ----          ----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net sales of apparel and related products ....................     $     --      $     --      $ 24,150      $ 47,393      $ 45,310
Revenue from license royalties and design service fees .......       19,881        16,666         3,475         3,686         3,214
                                                                   ---------     ---------     ---------     ---------     ---------
    Total revenues ...........................................       19,881        16,666        27,625        51,079        48,524

Cost of sales of apparel and related products ................           --            --        20,730        37,069        35,994
                                                                   ---------     ---------     ---------     ---------     ---------
                                                                     19,881        16,666         6,895        14,010        12,530

Operating expenses ...........................................       12,525        10,455        19,017        26,101        25,469
                                                                   ---------     ---------     ---------     ---------     ---------

Operating earnings (loss) ....................................        7,356         6,211       (12,122)      (12,091)      (12,939)
Other income (expense), net ..................................          181           536           760            (3)         (140)
Interest expense, net ........................................         (276)         (864)         (923)         (834)         (612)
                                                                   ---------     ---------     ---------     ---------     ---------

Earnings (loss) before income taxes ..........................        7,261         5,883       (12,285)      (12,928)      (13,691)
Income tax expense (benefit) - Note (a) ......................       (6,404)       (3,153)            3            13           107
                                                                   ---------     ---------     ---------     ---------     ---------

Net earnings (loss) ..........................................     $ 13,665      $  9,036      $(12,288)     $(12,941)     $(13,798)
                                                                   =========     =========     =========     =========     =========

Earnings (loss) per common share:
    Basic ....................................................     $   0.89      $   0.59      $  (0.81)     $  (0.86)     $  (0.92)
                                                                   =========     =========     =========     =========     =========
    Diluted ..................................................     $   0.87      $   0.59      $  (0.81)     $  (0.86)     $  (0.92)
                                                                   =========     =========     =========     =========     =========

Weighted average common shares outstanding:
    Basic ....................................................       15,409        15,254        15,080        15,050        15,010
                                                                   =========     =========     =========     =========     =========
    Diluted ..................................................       15,648        15,290        15,080        15,050        15,010
                                                                   =========     =========     =========     =========     =========

Note (a): Reflects the reductions of the valuation against certain components of deferred tax assets.

                                                                                    DECEMBER 31,
                                                                                    ------------
                                                            2002         2001          2000          1999          1998
                                                            ----         ----          ----          ----          ----
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital .................................        $  5,971     $ (1,342)     $ (5,423)     $   (680)     $  4,532
Total assets ....................................        $ 20,536     $  9,294      $  1,964      $ 10,736      $ 17,359
Long-term debt ..................................        $     --     $     --      $     --      $      3      $     10
Other long-term liabilities .....................        $    191     $  1,596      $  5,676      $     --      $     --
Stockholders' equity (deficit) ..................        $ 13,480     $   (678)     $(10,458)     $  2,396      $  8,639

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-K commencing on page F-1.


RESTRUCTURING

         In 2000 the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. In connection therewith, the Company entered into the Target Agreement, as further described herein. In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States, and also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

         During 2000, the Company restructured its business operations to align its resources in accordance with its new business operating strategy, and to implement the design services required under the Target Agreement. Management implemented several changes during 2000. The most significant changes included a personnel reduction of approximately 90 percent of all employees, closure of the Company's showrooms, its signature retail store and its outlet store; termination of all sourcing, production and sales operations; and termination of relationships with substantially all its customers and suppliers.

         The Company now operates as a designer and licensor of apparel and related products only and no longer manufactures, sources, distributes, or directly markets its products.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Total revenue from license royalties and design service fees for 2002 were approximately $19.9 million compared to approximately $16.7 million in 2001.

         Design service fees and license royalties recognized under the Target Agreement were approximately $18.3 million in 2002 as compared to approximately $15.3 million in 2001, and included approximately $1.5 million of revenue recognized in 2002 which had been deferred during the initial contract period ended January 31, 2001 pending the results of a royalty audit, the reconciliation and settlement of accounts between the Company and Target, and the assessment of the underlying deferred revenue reserves, all of which were completed during 2002. The provisions that resulted in the deferral of revenue by the Company are not expected to recur. The increase of approximately $1.5 million in normal business between 2002 and 2001 represents approximately a 10 percent increase due to the growth of Target sales of Mossimo branded product.

         Target fees are based on net sales of Mossimo brand product multiplied by a variable descending rate, up to a minimum rate, that decreases as Target reaches certain specified sales levels. In 2002, Target reached the minimum rate during the third quarter of the Company's calendar year. If Target sales of Mossimo branded products increase in the future, as a result of opening new stores or otherwise, the minimum rate of fees may apply earlier in the Company's future calendar years.

         Royalties from licensees other than Target increased approximately $200,000 in 2002 as compared to 2001, primarily due to improved sales of swimwear and body wear products leading to higher royalties for the Company under the related license agreement.

         Total operating expenses, comprising principally of selling, general and administrative expenses, increased to approximately $12.5 million in 2002 from approximately $10.5 million in 2001. Selling, general and administrative expenses were approximately 60 percent of total revenues in 2002, compared to approximately 63 percent in 2001. Selling expenses increased to approximately $2.7 million in 2002 from approximately $2.3 million in 2001. Selling expenses are limited to commissions due to a third party who assisted the Company in connection with entering into the Target Agreement. The increase over the prior year is directly related to the total increase in the Company's fees from Target. General and Administrative expenses include payroll for the Company officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Selling, general and administrative expenses are expected to decrease as a percent of total revenues as revenues increase.

         The Company's aggregate payroll costs decreased by approximately $400,000 in 2002, primarily due to a reduction in the bonuses to the Company's Chief Executive Officer in 2002, in accordance with the new discretionary bonus plan, partially offset by an increase in payroll incurred as a result of the addition of new personnel and increased employee bonuses in 2002. The bonus plan covering the Company's Chief Executive Officer was changed in 2002 to a discretionary plan, not to exceed a formula based amount, from strictly a formula based plan in 2001. During 2002, the discretionary bonuses, not to exceed the 2002 formula, were lower than those calculated under the 2001 formula. The Company's total personnel increased from eight employees at the beginning of 2002 to twenty employees by the end of 2002.

         Travel expenses increased to approximately $632,000 in 2002 from approximately $172,000 in 2001. The increase was due to additional travel activity in connection with the Target business, the initial travel requirements to begin the implementation of the Company's new design services and license agreement with Hudson's Bay Company in Canada, and additional travel required by other business development activities.

         Additionally, general and administrative expenses increased by approximately $250,000 in 2002 as compared to 2001, primarily due to expenditures directly related to increased design activities, as well as increased legal, professional and filing fees incurred during 2002, including the cost of initiating the company's listing on NASDAQ in April 2002.

         The Company recognized $600,000 of expenses incurred in connection with the arbitration claim against the third party that receives a commission in connection with the Target Agreement. In May 2002, the Company made the demand for arbitration, the arbitration hearing was completed in October 2002, and in November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003, and awarded the third party interest on the past due commissions which had been withheld by the Company, and the recovery of the third party's legal fees. The commission expense due the third party has been classified with selling, general and administrative expenses. No amounts have been paid to the third party as of December 31, 2002, the total amount of approximately $2.9 million due under the arbitration award has been fully expensed in 2002, and is included as part of total current liabilities in the Company's balance sheet as of December 31, 2002. The cash available for payment of the $2.9 million is not legally restricted, but has been segregated from operating funds in a separate escrow account, and included as part of the total cash, and cash equivalents balance in the Company's balance sheet as of December 31, 2002. In January 2003, the Company filed a petition to vacate the arbitration panel's award, and continues to withhold payment from the third party.

         The Company incurred net interest expense of approximately $276,000 in 2002 compared to net interest expense of approximately $864,000 in 2001. The decrease was due primarily to a reduction in the applicable variable interest rate, reductions of the outstanding balance of the loan payable to a bank, and additional interest income earned in 2002.

         At December 31, 2002, the Company recorded a benefit for income taxes of approximately $6.4 million, further reducing the related valuation allowance for its deferred tax asset, as a result of the extension of the Target Agreement through January 31, 2006, and the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent estimated utilization of available net operating losses during the extended term of the Target Agreement. As compared to December 31, 2001, when the Company recorded a deferred benefit for income taxes of approximately $3.6 million, reducing the related valuation of its allowance for its deferred tax asset, as a result of the reevaluation of its forecasted operating results and resultant taxable income which was limited to the initial term and the annual guaranteed minimum fees due under the Target Agreement, and the consequent utilization of available net operating losses only during the initial term of the Target Agreement.

         The Company's net earnings for 2002 were approximately $13.7 million compared to net earnings of approximately $9.0 million for 2001 due to all of the factors discussed above, including the recognition of approximately $1.5 million of deferred revenue in 2002, as further discussed above, which resulted in an increase of approximately $600,000 in net earnings for 2002. This item is not expected to recur.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Total revenues in the year ended December 31, 2001 were $16.7 million compared to $27.6 million in the prior year. As a result of changing its business strategy and entering into the Target Agreement, the Company made no sales of apparel and related products in 2001. Net sales of apparel and related products in 2000 were $24.2 million. Revenue from license royalties and design service fees increased to $16.7 million in 2001 from $3.5 million in 2000. Revenue recognized as license royalties and design service fees under the Target Agreement were $15.3 million in 2001 compared to $835,000 in 2000, because 2001 was the first full year of operations under the Target agreement, after the initial launch of the Company's product at Target in the Fall of 2000. Revenues from licensees other than Target decreased to $1.4 million in 2001 from $2.7 million in 2000, primarily due to decreased royalties from the women's swimwear and body wear licensee, on amendment of the license agreement lowering the fee from six percent to two percent of net sales, which was done in connection with the changes brought about by the Target Agreement. In addition, the Company recognized revenue of $363,000 in 2000 from two license agreements that terminated in 2000.

         Total operating expenses decreased to $10.5 million in 2001 from $19 million in 2000. The Company's aggregate payroll costs increased to $6.1 million in 2001 from $3.4 million in 2000. The increase was primarily due to a bonus to the Company's Chief Executive Officer of $3.3 million, and bonuses to other employees of $613,000 incurred in 2001, with no bonuses incurred in 2000. The Company's Chief Executive Officer received a formula based bonus, under the terms of an employment agreement, based on 50 percent of the Company's total fees due under the Target Agreement, in excess of the minimum guaranteed royalties due under the Target Agreement, and after deduction of the 15 percent commission payable under a finders agreement with a third party that assisted the Company with the Target Agreement. The increases due to the bonuses were offset by a decrease in base payroll costs to $2.2 million in 2001 from $3.4 million in 2000, as a result of the reduction in personnel during the restructuring in 2000.

         Selling expenses increased to $2.3 million in 2001 from $187,000 in 2000 as a result of commissions payable under a finders agreement with a third party that assisted the Company with the Target Agreement, which were $2.3 million in 2001 compared to $125,000 in 2000.

         As a result of the Company's change in operating strategy and related restructuring in 2000, the Company's merchandising, travel, and distribution and office facilities expenses decreased to $549,000 in 2001 from $2.5 million in 2000.

         The Company incurred no marketing expenses in 2001 compared to $4 million in 2000. Upon entering into the Target Agreement all marketing activities ceased, including the elimination of $2.6 million of endorsement expenses incurred in 2000 in connection with an agreement with a PGA professional. The Company now relies on its licensees for advertising and marketing promotions of the Mossimo brand.

         Additionally, general and administrative expenses decreased to $1.3 million in 2001 from $6.5 million in 2000, primarily due to provisions made in 2000 of $3.2 million for doubtful trade accounts receivable, the elimination of factor expense of $208,000 in 2000, a decrease in legal and professional fees to $444,000 in 2001 from $1.6 million in 2000, and a decrease in depreciation to $199,000 in 2001 from $503,000 in 2000, all of which were related to the Company's change in operating strategy, the operating restructuring, and the implementation of the Target Agreement.

         During 2000, the Company recorded a restructuring charge of approximately $3.5 million as a result of the changes to the Company's business operating strategy and related restructuring activities. This charge included
(i) impairment related to property and equipment of approximately $2.3 million;
(ii) an accrual for lease obligations of approximately $592,000 for abandoned facilities; (iii) severance expense of approximately $531,000 incurred in connection with the reduction in personnel; (iv) $93,000 of legal and professional service fees; (v) a write-off of security deposits of $61,000 and
(vi) a gain on disposal of property and equipment of $154,000. The restructuring activities were completed by the end of 2000, and no restructuring charges were incurred in 2001.

         During 2000, the Company completed a creditor payment plan providing for payments to certain of its unsecured vendors, some of which accepted a discount in exchange for immediate payment and others that accepted a long-term payment plan. In connection therewith, the Company recorded income from net vendor discounts of $407,000 in 2000.

         In 2000, the Company's Chief Executive Officer and principal stockholder was personally assigned a refund by the Company in respect of the excess insurance coverage previously purchased by him for the benefit of the Company in 1999. Accordingly, one-time, non-cash earnings of $713,000 are included as a reduction of operating expenses in 2000 with an offsetting charge to stockholders' equity (deficit). The one-time, non-cash earnings do not impact the Company's cash flows or total stockholders' equity (deficit) position.

         Other income of $536,000 in 2001 was primarily as a result of the collection of disputed receivables. Other income of $760,000 in 2000 was primarily as a result of additional royalties received in connection with the early termination of a license agreement.

         The Company had net interest expense of $864,000 in 2001 compared to net interest expense of $923,000 in 2000. The decrease was primarily due to a decrease in interest and facility fees due under the Company's credit facility to $696,000 in 2001 from $909,000 in 2000, as a result of lower interest rates and lower average borrowings in 2001, and an increase in interest income to $74,000 in 2001 from $27,000 in 2000. These amounts were partially offset by interest of $72,000 incurred in 2001 on the outstanding amount due under the Company's endorsement agreement with a PGA professional, which was terminated in 2000, $74,000 of interest incurred in 2001 on certain tax obligations, and by $96,000 incurred in 2001, compared to $40,000 in 2000, for amortization of deferred financing costs, associated with continuing the Company's credit facility after entering into the Target Agreement.

         The Company recorded a deferred tax benefit in 2001 of $3.6 million, as a result of the reevaluation of its forecasted operating results and the resultant taxable income during the initial term of the Target Agreement, assuming the Company would receive the annual guaranteed minimum fees due under the Target Agreement, and the consequent utilization of available net operating losses during the initial term of the Target Agreement. The Company also recorded a $400,000 current tax expense related to the alternative minimum tax. As compared to 2000, when the Company recorded no tax benefit, due to the uncertainty regarding the realization of the related deferred tax assets at that time.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was approximately $8.3 million for 2002 as compared to $4.7 million for 2001. Cash provided by operating activities primarily includes net earnings of approximately $13.7 million, net of the non-cash income tax benefit and deferred royalty income of $6.4 million and $1.5, respectively; and the increase in total accrued liabilities of approximately $3.4 million, offset by an increase in accounts payable of approximately $1.1 million. At December 31, 2002, working capital was approximately $6.0 million, compared to negative working capital of approximately $1.3 million at December 31, 2001. The increase in working capital is primarily due to increases in earnings, as well as reductions of bank debt and accounts payable balances, partially offset by an increase in accrued commission and accrued bonuses, all of which were driven by increased revenues, profitability and cash flow.

         Net cash used in investing activities was approximately $487,000 for 2002 and was all used for the expansion of the Company's facilities to accommodate increased staff.

         Net cash used in financing activities was approximately $3.3 million for 2002, and was primarily used to repay the loan payable to a bank, partially offset by proceeds from the sale of common stock upon the exercise of stock options.

         The Company is approached from time to time by parties seeking to sell their brands and related trademarks. Should an established marketable brand become available on favorable terms, the Company may be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, with available cash.

         In August, 2000, the Company entered into a lease agreement for its principal facility in Santa Monica, California, which was subsequently amended in June 2002. Future rent obligations under the lease agreement are approximately $20,000 per month for a term of three years which expires in July 2005.

         The Company believes that its available cash balances at December 31, 2002 and its expected net operating cash flows from operations during 2003 will be adequate to meet the Company's anticipated liquidity needs in 2003.

         In January 2003, Target exercised its first option to renew the Target Agreement through January 2006.

         From time to time, the Company also considers a number of different financing alternatives, including the issuance of equity securities, and debt instruments as sources of liquidity.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. Revenue from license royalties and design service fees are generally collected on a quarterly basis, and they range from one percent to seven percent of sales, as defined in the respective agreements. A substantial amount of the Company's revenue are generated under the Target Agreement, under a declining rate as the year progresses and Target achieves certain levels of retail sales. Accordingly, the Company's revenues from Target decrease as the year progresses. The declining rate is reset each contract year on February 1. In 2002, Target reached the minimum rate during the third quarter of the Company's calendar year. If Target sales of Mossimo branded products increase in the future, as a result of opening new stores or otherwise, the minimum rate of fees may apply earlier in the Company's future calendar years, shifting additional revenue recognition to the first half of the year, and potentially reducing the revenue recognition in the second half of the year. A decrease of Target sales of Mossimo branded product in the future could have a material impact on the Company's total revenues and its results of operations.

DEFERRED TAX ASSET VALUATION

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry forward for income taxes purposes. As of December 31, 2002, the Company has approximately $28 million, and $18 million of federal and state income tax net operating loss carry-forwards, respectively, available to offset future taxable income, which expire in various years through 2020. At December 31, 2002, the Company had recorded a deferred income tax asset of approximately $10 million, upon reducing the related valuation allowance for its deferred income tax asset, as a result of the extension of the Target Agreement through January 31, 2006, and the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. The Company has considered the statutory minimum royalties included in the extended Target Agreement in its estimate of deferred tax asset recoverability. Beginning in 2003, the Company expects to record a provision for income taxes to reflect the statutory tax rate applicable to pre-tax earnings, and to reduce the corresponding deferred income tax asset as it is realized.


INFLATION

         The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its operations. Since the Company's future revenues are based on a percentage of sales of licensed products by licensees, the Company does not anticipate that inflation will have a material impact on future operations.


EXCHANGE RATES

         The Company receives United States dollars for substantially all of its revenue from license royalties and design service fees. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's operating results. The Company does not engage in hedging activities with respect to exchange rate risk.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation and clarifies the application of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. This interpretation also requires extensive disclosures, including disclosures that are applicable to December 31, 2002 financial statements. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. This interpretation is effective for fiscal years ending after December 15, 2002. The Company does not expect the adoption of this interpretation to have a material impact on the Company's financial position or results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Furthermore, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to implement this voluntary change for the year ended December 31, 2002.

         In July 2001, the EITF issued EITF Issue No. 00.21 "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00.21 provides guidance on how to allocate revenue streams to multiple deliverables being provided by the Company. The Company currently provides design and licensing services. This issue is effective for the Company beginning July 1, 2003 and management is currently evaluating its impact upon the financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risks related to fluctuations in variable interest rates on its loan payable to a bank. Changes in interest rates for variable rate debt generally do not influence fair market value, but do affect future earnings and cash flows. Holding the variable rate debt balance constant, a one percent increase in interest rates occurring on January 1, 2003 would result in an increase in interest expense for the following twelve months of approximately $10,000.

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required to be filed hereunder are set forth on pages F-1 through F-15 of this report.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained in the Company's Proxy Statement for its 2003 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement for its 2003 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item will be contained in the Company's Proxy Statement for its 2003 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement for its 2003 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 and is incorporated herein by reference.


ITEM 14 - CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer have evaluated the Company's system of disclosure controls and procedures within ninety days of the date of this report, and based on such evaluation have determined that they are effective in connection with the preparation of this Form 10-K annual report. There have been no significant changes to the system of internal controls or in other factors that affect internal controls subsequent to the date of their evaluation.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)

                  (1) List of Financial Statements - see Index to Financial
                      Statements on page 24.

                  (2) List of Financial Statement Schedules - None


        (b) The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 31, 2002.


        (c) List of Exhibits

              The exhibits listed in the accompanying Index of Exhibits are filed as part of this Form 10-K.

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
3.1                Certificate of Incorporation of Registrant (1)
3.2                Bylaws of the Registrant (1)
4.1                Specimen certificate of shares of Common Stock of the Registrant (1)
10.1*              Registrant's 1995 Stock Plan (1)
10.2*              Registrant's 1995 Directors Stock Option Plan (1)
10.3*              Form of Indemnification Agreement between the Registrant and its directors and officers (1)
10.4               Financing Agreement, dated July 15, 1997, by and between the Registrant and The
                   CIT Group/Commercial Services, Inc. (2)
10.4.1             Amendment to the Financing Agreement dated April 1, 1998 (3)
10.4.2             Amendment to the Financing Agreement dated March 22, 1999 (4)
10.4.3             Amendment to the Financing Agreement dated July 25, 2000 (5)
10.4.4             Amendment to the Financing Agreement by letter dated December 3, 2002
10.5               Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and
                   Target Stores, a division of Target Corporation (6)
10.5.1             Amendment to License and Design Services Agreement, dated February 1, 2002
10.6               Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and
                   Cherokee Inc. (6)
10.7               Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC (7)
10.7.1             First Amendment to Office Lease dated June 26, 2002
10.8               Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin
                   S.P.A. and Target Stores (8)
10.9*              Amended and Restated Employment Agreement between the Registrant and Mossimo Giannulli dated February 1, 2002
10.9.1*            Amendment Number One to the Mossimo Giannulli Employment Agreement, dated September 23,
                   2002 (10)
10.10*             The Mossimo Giannulli Bonus Plan, dated February 1, 2002, between the Registrant and
                   Mossimo Giannulli
10.10.1*           Amendment Number One to the Mossimo Giannulli Bonus Plan, dated July 1, 2002 (9)
10.11*             The Edwin Lewis Bonus Plan, dated April 17, 2002, between the Registrant and Edwin Lewis
                   (9)
10.11.1*           Amendment Number One to the Edwin Lewis Bonus Plan, dated July 1, 2002 (9)
10.11.2*           Amendment Number Two to the Edwin Lewis Bonus Plan, dated September 23, 2002 (10)

23.1               Consent of Independent Auditors- KPMG LLP

99.1               Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2               Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         NOTES:

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

         (2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997.

         (3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

         (4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999.

         (5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

         (6) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated March 28, 2000.

         (7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000.

         (8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

         (9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

         (10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.

         * Indicates a management contract or compensatory plan or arrangement

                  (b)      Reports on Form 8-K:

                           The Registrant did not file any reports on Form 8-K during the three months ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of March 2003.

                                         MOSSIMO, INC.

                                         By:      /s/ MOSSIMO GIANNULLI
                                             -----------------------------------
                                                      Mossimo Giannulli
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of March 2003.




          /s/ MOSSIMO GIANNULLI                 Chairman of the Board and Chief
-------------------------------------------     Executive Officer
              Mossimo Giannulli


          /s/ EDWIN LEWIS                       Vice Chairman and President
-------------------------------------------
              Edwin Lewis


          /s/ MANUEL MARRERO                    Chief Financial Officer
-------------------------------------------
              Manuel Marrero


          /s/ ROBERT MARTINI                    Director
-------------------------------------------
              Robert Martini


          /s/ WILLIAM HALFORD                   Director
-------------------------------------------
              William Halford


          /s/ BRETT WHITE                       Director
-------------------------------------------
              Brett White

                                 CERTIFICATIONS

I, Mossimo Giannulli, Chairman and Chief Executive Officer of the Company, certify that:

         (1) I have reviewed this annual report of Mossimo, Inc. on Form 10-K (the Report);

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

         (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

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

         (6) The Company's other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/      Mossimo Giannulli
--------------------------
         Mossimo Giannulli
         Chairman and Chief Executive Officer
         March 5, 2003

I, Manuel Marrero, Chief Financial Officer of the Company, certify that:

         (1) I have reviewed this annual report of Mossimo, Inc. on Form 10-K (the Report);

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

         (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

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

         (6) The Company's other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/      Manuel Marrero
-----------------------
         Manuel Marrero
         Chief Financial Officer
         March 5, 2003

                                  MOSSIMO, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

INDEPENDENT AUDITORS' REPORTS.........................................     F-1

FINANCIAL STATEMENTS:
Balance sheets as of December 31, 2002 and 2001.......................     F-3
Statements of operations for the years ended
  December 31, 2002, 2001 and 2000....................................     F-4
Statements of stockholders' equity (deficit) for the years
  ended December 31, 2002, 2001 and 2000..............................     F-5
Statements of cash flows for the years ended December 31, 2002,
  2001 and 2000.......................................................     F-6
Notes to financial statements.........................................     F-7

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of Mossimo, Inc.:

We have audited the accompanying balance sheet of Mossimo, Inc. (a Delaware corporation) as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mossimo, Inc. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on those financial statements in their report dated February 27, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. as of December 31, 2002, and the results of it's operations and it's cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

KPMG LLP

Los Angeles, California
February 7, 2003

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

/S/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Orange County, California
February 27, 2002



Notes:
(1) This report is a copy of the previously issued report.
(2) The predecessor auditor has not reissued this report.

                                              MOSSIMO, INC.
                                             BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,
                                                                           -----------------------------
                                                                               2002             2001
                                                                           ------------     ------------
                                                 ASSETS
CURRENT ASSETS:
  Cash, and cash equivalents .........................................     $     7,786      $     3,182
  Accounts receivable, net of allowance for bad debt of $6,436 in 2001           1,926            1,958
  Deferred income taxes (Note 6) .....................................           3,000            1,776
  Prepaid expenses and other current assets ..........................             124              118
                                                                           ------------     ------------
     Total current assets ............................................          12,836            7,034

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation and amortization (Note 7) .............................             608              251

DEFERRED INCOME TAXES (Note 6) .......................................           7,000            1,821

OTHER ASSETS .........................................................              92              188
                                                                           ------------     ------------
                                                                           $    20,536      $     9,294
                                                                           ============     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Loan payable (Note 5) ..............................................     $     1,066      $     4,000
  Accounts payable ...................................................             741            2,755
  Accrued liabilities ................................................           1,332              762
  Accrued commissions ................................................           2,661              246
  Accrued bonuses ....................................................           1,065              613
                                                                           ------------     ------------
    Total current liabilities ........................................           6,865            8,376
                                                                           ------------     ------------
LOAN PAYABLE, net of current portion (Note 5) ........................              --              817
                                                                           ------------     ------------
LONG-TERM ACCOUNTS PAYABLE, net of current portion ...................             191              779
                                                                           ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 10):
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ..................................              --               --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,488,042 in 2002, and 15,330,042 in 2001               15               15
  Additional paid-in capital .........................................          38,797           38,304
  Accumulated deficit ................................................         (25,332)         (38,997)
                                                                           ------------     ------------

    Net stockholders' equity (deficit) ...............................          13,480             (678)
                                                                           ------------     ------------
                                                                           $    20,536      $     9,294
                                                                           ============     ============

                             See accompanying notes to financial statements

                                                  F-3

                                                MOSSIMO, INC.
                                          STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                               2002              2001              2000
                                                           -------------     -------------     -------------
Net sales of apparel and related products ............     $         --      $         --      $     24,150
Revenue from license royalties and design service fees           19,881            16,666             3,475
                                                           -------------     -------------     -------------
    Total revenues (Note 4) ..........................           19,881            16,666            27,625

Cost of sales of apparel and related products ........               --                --            20,730
                                                           -------------     -------------     -------------
                                                                 19,881            16,666             6,895
                                                           -------------     -------------     -------------

OPERATING EXPENSES:
    Selling, general and administrative (Note 9) .....           11,925            10,455            16,677
    Settlement costs of disputed commissions .........              600                --                --
    Non-cash insurance premium refund (Note 3) .......               --                --              (713)
    Restructuring charges (Note 2) ...................               --                --             3,460
    Vendor discounts, net (Note 2) ...................               --                --              (407)
                                                           -------------     -------------     -------------
            Total operating expenses .................           12,525            10,455            19,017
                                                           -------------     -------------     -------------
Operating earnings (loss) ............................            7,356             6,211           (12,122)
                                                           -------------     -------------     -------------

OTHER INCOME (EXPENSE):
    Other, net .......................................              181               536               760
    Interest, net ....................................             (276)             (864)             (923)
                                                           -------------     -------------     -------------
        Other expense, net ...........................              (95)             (328)             (163)
                                                           -------------     -------------     -------------

Earnings (loss) before income taxes ..................            7,261             5,883           (12,285)

(Benefit) provision for income taxes (Note 6) ........           (6,404)           (3,153)                3
                                                           -------------     -------------     -------------

Net earnings (loss) ..................................     $     13,665      $      9,036      $    (12,288)
                                                           =============     =============     =============

Net earnings (loss) per common share:
    Basic ............................................     $       0.89      $       0.59      $      (0.81)
                                                           =============     =============     =============
    Diluted ..........................................     $       0.87      $       0.59      $      (0.81)
                                                           =============     =============     =============


Weighted average common shares outstanding:
    Basic ............................................           15,409            15,254            15,080
                                                           =============     =============     =============
    Diluted ..........................................           15,648            15,290            15,080
                                                           =============     =============     =============

                               See accompanying notes to financial statements

                                                    F-4

                                                   MOSSIMO, INC.
                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   (IN THOUSANDS)

                                                COMMON STOCK            ADDITIONAL
                                          --------------------------     PAID-IN        ACCUMULATED
                                            SHARES          AMOUNT       CAPITAL          DEFICIT          TOTAL
                                          -----------    -----------    -----------     -----------     -----------
BALANCE, December 31, 1999 ..........         15,077     $       15     $   38,126      $  (35,745)     $    2,396
    Issuance of common stock ........              3             --             22              --              22
    Non-cash compensation ...........             --             --            125              --             125
    Non-cash insurance premium refund             --             --           (713)             --            (713)
    Net loss ........................             --             --             --         (12,288)        (12,288)
                                          -----------    -----------    -----------     -----------     -----------

BALANCE, December 31, 2000 ..........         15,080             15         37,560         (48,033)        (10,458)
    Issuance of common stock ........            250             --            744              --             744
    Net earnings ....................             --             --             --           9,036           9,036
                                          -----------    -----------    -----------     -----------     -----------

BALANCE, December 31, 2001 ..........         15,330             15         38,304         (38,997)           (678)
    Issuance of common stock ........            158             --            493              --             493
    Net earnings ....................             --             --             --          13,665          13,665
                                          -----------    -----------    -----------     -----------     -----------

BALANCE, December 31, 2002 ..........         15,488     $       15     $   38,797      $  (25,332)     $   13,480
                                          ===========    ===========    ===========     ===========     ===========

                                   See accompanying notes to financial statements

                                                        F-5

                                                  MOSSIMO, INC.
                                            STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                             2002          2001          2000
                                                                           ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ..................................................     $ 13,665      $  9,036      $(12,288)
Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
Depreciation and amortization ........................................          227           295           545
Provisions against property and equipment ............................           --            --         2,331
Gain on disposition of property and equipment ........................           --            --          (154)
Provisions for doubtful accounts receivable ..........................           --            --          (380)
Restructuring expenses ...............................................           --            --            61
Vendor discounts, net ................................................           --            --          (407)
Deferred royalty income ..............................................       (1,483)           --          (213)
Deferred taxes .......................................................       (6,404)       (3,597)           --
Non-cash compensation expense ........................................           --            --           125
Non-cash insurance premium refund ....................................           --            --          (713)
Changes in:
    Accounts receivable, net .........................................           32          (749)          (42)
    Inventories ......................................................           --            --         5,682
    Prepaid expenses and other current assets ........................           (6)          (54)          438
    Other assets .....................................................           --            11          (201)
    Due to factor, net ...............................................           --           (19)       (1,267)
    Accounts payable and long-term accounts payable ..................       (1,119)         (421)        1,184
    Accrued liabilities ..............................................          570           249          (664)
      Accrued commissions ............................................        2,415           121            --
    Accrued bonuses ..................................................          452           613            --
    Deferred compensation ............................................           --          (564)          564
    S corporation distribution note ..................................           --          (255)           --
                                                                           ---------     ---------     ---------
        Net cash provided by (used in) operating activities ..........        8,349         4,666        (5,399)
                                                                           ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment .........................           --            --           329
Payments for acquisition of property and equipment ...................         (487)         (104)         (220)
                                                                           ---------     ---------     ---------
        Net cash (used in) provided by investing activities ..........         (487)         (104)          109
                                                                           ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan payable .............................................       (3,751)       (2,171)        4,853
Proceeds from issuance of common stock ...............................          493           744            22
Payments of long-term debt ...........................................           --            (3)           (8)
                                                                           ---------     ---------     ---------
        Net cash (used in) provided by financing activities ..........       (3,258)       (1,430)        4,867
                                                                           ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................        4,604         3,132          (423)
CASH, AND CASH EQUIVALENTS, beginning of year ........................        3,182            50           473
                                                                           ---------     ---------     ---------
CASH, AND CASH EQUIVALENTS, end of year ..............................     $  7,786      $  3,182      $     50
                                                                           =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest ...........................     $    249      $    743      $    943
                                                                           =========     =========     =========
    Cash paid during the year for income taxes .......................     $     --      $    203      $     13
                                                                           =========     =========     =========
    Reclassification of accounts payable to long-term accounts payable     $     --      $     --      $  1,688
                                                                           =========     =========     =========
    Non-cash acquisition of property and equipment ...................     $     --      $     --      $     40
                                                                           =========     =========     =========

                                 See accompanying notes to financial statements

                                                      F-6

                                  MOSSIMO, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Mossimo, Inc. is a Delaware corporation formed in November 1995, to succeed the assets and liabilities of Mossimo, Inc., a California corporation, which was organized in 1988, to continue the business founded by Mossimo Giannulli in 1987, as a sole proprietorship. References herein to the "Company" and "Mossimo" refer to Mossimo, Inc.

         In 2000 the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. In connection therewith, the Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") in March 2000, subsequently amended in April 2002, herein after referred to as the "Target Agreement". Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

LICENSING AGREEMENTS

         Under the Target Agreement the Company provides design services and has approval rights for product design, and marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees, with 55 percent of total fees representing license royalty fees and 45 percent representing design services fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million payable in each of the contract years after January 31, 2002. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on certain fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006.

         In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States, and also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

         In May 2002, the Company entered into an agreement with Hudson's Bay Company whereby the Company provides product design services, and has licensed the Mossimo trademark to Hudson's Bay Company exclusively in Canada, in return for license royalties and design service fees. Hudson's Bay Company will collaborate on product design, and will be responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. The Company has not recognized any material revenue from this agreement in 2002. Hudson's Bay Company is expected to fully launch the Mossimo product in Spring 2003 for distribution through its Zellers stores in Canada.

         Prior to 2001, and prior to entering into the Target Agreement, the Company's primary line of business was designing, sourcing, distributing, and marketing a lifestyle collection of designer men's and women's sportswear and active wear. The products were distributed to a diversified account base, including department stores, specialty retailers, and sports and active wear stores located throughout the United States, as well as one company operated exclusive signature retail store and one company operated exclusive outlet store located in Southern California. In connection with the Target Agreement and its ongoing business strategy, the Company completed the restructuring of its operations during 2000, and currently operates as a designer and licensor only, and does not manufacture, source, market, distribute, or retail its products. The Company believes that these functions can be executed more effectively by large retailers due to significant economies of scale and vertical integration.

REVENUE RECOGNITION

         Net sales of apparel and related products prior to 2001, were recognized when merchandise was shipped to a customer, with provisions for estimated returns and allowances made at the time of shipment, based upon management's estimates and the Company's historical experience.

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. During 2002 and 2001, a substantial amount of the Company's revenue from license royalties and design fees were generated under the Target Agreement under a declining rate as the year progresses and Target achieves certain levels of retail sales. Accordingly, the Company's revenues from Target decrease as the year progresses. The declining rate is reset each contract year on February 1. Revenue from license royalties and design service fees are generally collected on a quarterly basis, and they range from one percent to seven percent of sales, as defined in the respective agreements.

CASH EQUIVALENTS

         Cash and cash equivalents include temporary investment of cash on hand in liquid interest bearing accounts and marketable securities.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, which is generally three to ten years for furniture, fixtures, and equipment. Amortization of leasehold improvements is calculated using the straight line method over the remaining term of the lease. The Company evaluates the impairment of long-lived assets when certain triggering events occur. If such assets are determined to be impaired, a write-down of their fair market value is recorded.

SEGMENTS

         The Company operates in one principal business segment across domestic and international markets. International sales are primarily made through the Company's licensees in their respective territories.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry forward for income taxes purposes.

STOCK BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company follows the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which require presentation of the pro forma effect of the fair value based method on net earnings (loss) and net earnings (loss) per share in the financial statement footnotes.

COMPREHENSIVE INCOME (LOSS)

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There are no items required to be reported by the Company under this standard.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, loan payable, accounts payable, and long term accounts payable. The Company considers the carrying value of these instruments to approximate fair value for these instruments because of the relatively short period of time between origination and their expected realization or settlement, and applicable interest rates reflect comparable rates currently available to the Company on obligations under similar terms.

EARNINGS (LOSS) PER SHARE

          The Company calculates net earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net earnings (loss) per share. Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method.

RECLASSIFICATIONS

         Certain amounts in the prior year financial statements have been reclassified to conform to the 2002 presentation.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation and clarifies the application of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. This interpretation also requires extensive disclosures, including disclosures that are applicable to December 31, 2002 financial statements. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued after December 31, 2002. The adoption of this interpretation did not have any impact on the Company's financial position or results of operations in 2002.

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Furthermore, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to implement this voluntary change for the year ended December 31, 2002.

         In July 2001, the EITF issued EITF Issue No. 00.21 "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00.21 provides guidance on how to allocate revenue streams to multiple deliverables being provided by the Company. The Company currently provides design and licensing services. This issue is effective for the Company beginning July 1, 2003 and management is currently evaluating its impact upon the financial statements.

2. RESTRUCTURING

         In 2000 the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. In connection therewith, the Company entered into the Target Agreement, as further described herein. In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States, and also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

         During 2000, the Company restructured its business operations to align its resources in accordance with its new business operating strategy, and to implement the design services required under the Target Agreement. Management implemented several changes during 2000. The most significant changes included a personnel reduction of approximately 90 percent of all employees, closure of the Company's showrooms, its signature retail store and its outlet store; termination of all sourcing, production and sales operations; and termination of relationships with substantially all its customers and suppliers. The restructuring resulted in operating expenses of approximately $3.5 million for the year ended December 31, 2000. The restructuring activities were completed by the end of 2000, and no restructuring charges were incurred in 2001.

         During 2000, the Company completed a creditor payment plan providing for payments to certain of its unsecured vendors, some of which accepted a discount in exchange for immediate payment, and others accepted a long-term payment plan. In connection therewith, the Company recognized income from net vendor discounts of $407,000 in 2000. As of December 31, 2002, the outstanding balance remaining under the long-term vendor payment plans was $647,000, of which $191,000 has been classified as long-term accounts payable.


3. NON-CASH INSURANCE PREMIUM REFUND

         In 2000, the Company's Chief Executive Officer and principal stockholder was personally assigned a refund by the Company for the excess insurance coverage personally purchased by him in 1999 for the benefit of the Company. Accordingly, a one-time, non-cash earnings of $713,000 was recognized as a reduction of operating expenses in 2000 with an offsetting reduction to stockholders' equity (deficit), which has the effect of partially reversing the accounting for the full amount of the premium recorded in 1999. This transaction had no impact on the Company's cash flows or net stockholders' equity (deficit) balance.


4. MAJOR CUSTOMER

         As a result of entering into the Target Agreement, beginning in 2001 substantially all of the Company's revenue and accounts receivable have been derived from Target. The accounts receivable are held without collateral, and are subject to normal credit risk assumed by the Company. License royalties and design service fees from Target represented approximately 92 percent in 2002 and 2001, and 24 percent in 2000.


5. LOAN PAYABLE

         The Company has a loan payable to a bank, which is collateralized by substantially all of the Company's assets and is also secured by a $500,000 personal guaranty from the Company's Chief Executive Officer. The amount outstanding under the loan payable bears interest at the bank's prime rate plus
1.5 percent. Payments on the loan are $1 million per quarter, including interest, through June 2003. The outstanding balance of the loan at December 31, 2002 was approximately $1 million. In 2000 deferred financing costs associated with continuing the financing agreement underlying the loan payable were capitalized, and are being amortized on the effective interest method over the term of the loan. Amortization expense was $96,000 in 2002 and 2001, and $40,000 in 2000.

6. INCOME TAXES

         The (benefit) provision for income taxes consists of the following for the years ended December 31:

                                                                       2002         2001         2000
                                                                     --------     --------     --------
                                                                               (IN THOUSANDS)
         Current:
              Federal ..........................................     $    --      $   391      $    --
              State ............................................          --           53            3
                                                                     --------     --------     --------
                                                                          --          444            3
                                                                     --------     --------     --------

         Deferred:
              Federal ..........................................      (5,444)      (3,058)          --
              State ............................................        (960)        (539)          --
                                                                     --------     --------     --------
                                                                      (6,404)      (3,597)          --
                                                                     --------     --------     --------
                      Total (benefit) provision for income taxes     $(6,404)     $(3,153)     $     3
                                                                     ========     ========     ========

         The (benefit) provision for income taxes differs from the amount of tax determined by applying the federal statutory rate to pretax earnings (loss). The components of this difference consist of the following for the years ended December 31:

                                                                                    2002         2001         2000
                                                                                  --------     --------     --------
                                                                                            (IN THOUSANDS)

         Provision (benefit) on earnings (loss) at federal statutory tax rate     $ 2,460      $ 2,000      $(4,301)
         State tax provision (benefit), net of federal tax effect ...........         430          343         (706)
         (Decrease) increase in valuation allowance .........................      (6,404)      (8,065)       5,729
         Alternative minimum tax ............................................          --          441           --
         Timing differences on deductible expenses ..........................      (2,890)       1,299           --
         Other ..............................................................          --          829         (719)
                                                                                  --------     --------     --------
                      Total (benefit) provision for income taxes ............     $(6,404)     $(3,153)     $     3
                                                                                  ========     ========     ========

         Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry-forward for income tax purposes. Significant components of the Company's deferred income taxes are as follows as of December 31:

                                                         2002          2001
                                                      ---------     ---------
                                                           (IN THOUSANDS)
         Deferred income tax assets:
              Provisions not currently deductible     $     --      $  2,890
         State income taxes .....................           --         1,130
              Net operating loss carry forward ..       11,107        10,996
              Other .............................           --           340
                                                      ---------     ---------
         Net deferred tax assets ................       11,107        15,356
         Valuation allowance ....................       (1,107)      (11,759)
                                                      ---------     ---------
           Total net deferred tax asset .........       10,000         3,597

           Less: current portion ................        3,000         1,776
                                                      ---------     ---------

           Long-term portion ....................     $  7,000      $  1,821
                                                      =========     =========

         The Company recorded a benefit for income taxes at December 31, 2002 of approximately $6.4 million, further reducing the related valuation allowance for its deferred tax asset, as a result of the extension of the Target Agreement through January 31, 2006, and the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. Based upon management's discussion with Target prior to December 31, 2002, management considered it more likely than not that Target would extend the agreement, as a result, the Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability. As compared to December 31, 2001, when the Company recorded a deferred benefit for income taxes of approximately $3.6 million, reducing the related valuation of its allowance for its deferred tax asset, as a result of the reevaluation of its forecasted operating results and resultant taxable income which was limited to the initial term and the estimated taxable income derived principally from the Target Agreement, and the consequent utilization of available net operating losses only during the initial term of the Target Agreement.

         Management has concluded that future tax benefits beyond the extended term of the Target Agreement are not considered to be "more likely than not" and have therefore been reserved for in the Company's valuation allowance.

         As of December 31, 2002, the Company has approximately $28 million, and $18 million of federal and state income tax net operating loss carryforwards, respectively, available to offset future taxable income, which expire in various years through 2020.

         In accordance with the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to a cumulative ownership change of more than 50 percent over a three-year period. The impact of limitations, if any that may be imposed upon future issuances of equity securities can not be determined at this time.

         In addition to the Company's taxable income being subject to federal, state and local income taxes, the Company may be classified as a "personal holding company" from time to time. Personal holding company status results from more than 50 percent of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60 percent of the Company's income, as defined, being derived from royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate on undistributed after tax earnings.

         Over 50 percent of the value of the Company's outstanding stock is owned by one stockholder, and in 2002 and 2001, more than 60 percent of the Company's income, as defined, was derived from license royalties. Accordingly, the Company was classified as a personal holding company in 2002 and 2001. However, no personal holding company tax was due in 2002 because the Company recognized certain expenses for tax purposes in 2002 that had been recognized in previous years for financial reporting purposes, and which offset the taxable income subject to personal holding company tax in 2002. In addition, no personal holding company taxes were due in 2001 because the Company was able to use its tax operating loss carry forward to offset the taxable income subject to personal holding company tax in 2001.

         The Company intends to take appropriate measures to avoid being classified as a personal holding company in future years. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in the future.


7. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                         2002         2001
                                                       --------     --------
                                                           (IN THOUSANDS)

         Furniture and fixtures ..................     $   294      $   139
         Leasehold improvements ..................         575          302
         Equipment ...............................         160          782
                                                       --------     --------
                                                         1,029        1,223
         Accumulated depreciation and amortization        (421)        (972)
                                                       --------     --------
                                                       $   608      $   251
                                                       ========     ========

8. EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Contributions made to the plan for the years ended December 31, 2002, 2001 and 2000 were $3,100, $2,000, and $12,000, respectively.


9. COMMITMENTS AND CONTINGENCIES

         The Company leases its office and design studio under an operating lease agreement effective through July 2005, providing for annual lease payments of approximately $210,000 in 2003, $220,000 in 2004, and $130,000 in 2005. Prior
to 2001, the Company occupied larger facilities under a lease agreement that has been terminated. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $155,000, $105,000, and $731,000, respectively.

         The Company has paid bonuses to substantially all employees in 2002 and 2001. The Company estimates and records the bonus amounts on a quarterly basis, and bonuses are paid annually. All bonuses are discretionary and are principally based on a combination of individual employee performance and the Company's operating performance. The bonuses payable to the Chief Executive Officer and the President are determined at the discretion of the Compensation Committee of the Board of Directors, are subject to approval by the Board of Directors, and can not exceed a formula based on a percentage of fees paid by Target to the Company, as defined in the respective bonus plans of these two officers.

         In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003, and awarded the third party interest on the past due commissions which had been withheld by the Company, and the recovery of the third party's legal fees.

         In accordance with the terms of the finder's agreement, the Company recognized commission expense in the years ended December 31, 2002, 2001, and 2000 of approximately $2.7 million, $2.3 million, and $125,000, respectively. In the fourth quarter of 2002, the Company recognized additional expenses in connection with the cost of arbitration of approximately $600,000, which include the accrued interest and legal fees awarded by the arbitrators to the third party. No amounts have been paid to the third party as of December 31, 2002, the total amount of approximately $2.9 million due under the arbitration award, has been fully expensed in 2002, and is included as part of total current liabilities in the accompanying balance sheet as of December 31, 2002. The cash available for payment of the $2.9 million is not restricted, but has been segregated from operating funds in a separate escrow account, and included as part of the total cash, and cash equivalents balance in the accompanying balance sheet as of December 31, 2002.

         In January 2003, the Company filed a petition to vacate the award on the basis that the evidence received during the arbitration hearing demonstrates that the finder's agreement between the Company and the third party is illegal under certain applicable California law. The Company could be liable for additional legal fees and interest payable to the third party if the arbitration award is not vacated. There can be no assurance that the award will be confirmed or vacated.


10. STOCKHOLDERS' EQUITY (DEFICIT)

         The Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and to certain advisors or consultants to the Company. A total of 1,500,000 shares have been reserved for issuance under the 1995 Plan. The exercise price of options granted under this plan, are based on the fair market value of the common stock on the date of grant. Options granted under this plan vest and terminate over various periods as defined by each option grant, and in accordance with the plan, as amended. During 2002 the Company granted options for 470,000 shares, with a weighted average fair value of $6.18 per share. During the years ended December 31, 2002, 2001, and 2000 options for 125,000, 250,000, and 3,000 shares were exercised, respectively, at a weighted average price of $3.74, $2.98, and $7.33 per share, respectively, with net proceeds to the Company of $467,000, $744,000, and $22,000, respectively. As of December 31, 2002 there were options granted and outstanding for 847,000 shares, with an exercise price in the range of $2.50 to $18.00 per share, of which options for 431,000 were fully vested and exercisable through 2012; and 278,000 shares were available for future grants under the plan.

         The Company's Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 30,000 shares of common stock on the date of such director's initial election or appointment to the Board of Directors and
(ii) an option to purchase 3,000 shares of common stock on each anniversary thereof on which the director remains on the Board of Directors. A total of 250,000 shares have been reserved under the Directors Plan. The exercise price of options granted under this plan, are based on the fair market value of the common stock on the date of grant. During 2002, the Company granted options for 39,000 shares, with a weighted average fair value of $6.18 per share. During the years ended December 31, 2002, options for 33,000 shares were exercised at a weighted average price of $0.79 for net proceeds to the Company of $26,000. As of December 31, 2002 there were options granted and outstanding for 145,000 shares, with an exercise price in the range of $0.88 to $25.38 per share, of which options for 139,000 were fully vested and exercisable through 2012; and 69,000 shares were available for future grants under the plan.

         The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 2002, 2001 and 2000, assuming risk-free interest rates of approximately 3.9 percent, 4.9 percent, and 6.55 percent, respectively; volatility of approximately 80 percent, 125 percent, and 202 percent, respectively; zero dividend yield; and expected lives of five years for all periods. In accordance with APB Opinion No. 25, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock.

         If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net earnings (loss) and net earnings (loss) per share would have resulted in the approximate pro forma amounts indicated below for the years ended December 31, 2002, 2001 and 2000:

                                                           2002          2001           2000
                                                           ----          ----           ----
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                         ------------------------------------
         Actual net earnings (loss) .............     $   13,665   $     9,036   $  (12,288)
         Less: Total compensation as if the
           fair value method was used, net of
           tax effect ...........................         (1,788)       (1,199)      (1,178)
                                                      -----------  ------------  -----------
         Pro forma net earnings (loss) ..........     $   11,877   $     7,837   $  (13,466)
                                                      ===========  ============  ===========

         Net earnings (loss) per share:
              Basic - as reported ...............     $     0.89   $      0.59   $    (0.81)
              Basic - pro forma .................     $     0.77   $      0.51   $    (0.89)

              Diluted - as reported .............     $     0.87   $      0.59   $    (0.81)
              Diluted - pro forma ...............     $     0.76   $      0.51   $    (0.89)

         Outstanding stock options under the both Company plans are common stock equivalents for the calculation of earnings per share. The reconciliation between net earnings (loss) and weighted average shares outstanding for basic and diluted earnings (loss) per share is as follows (all amounts in thousands, except per share data):

                                                              2002         2001         2000
                                                              ----         ----         ----
         Net earnings (loss) .........................     $ 13,665     $  9,036     $(12,288)
         Weighted average shares outstanding - Basic .       15,409       15,254       15,080
         Basic earnings (loss) per share .............     $   0.89     $   0.59     $  (0.81)

         Add: Dilutive effect of stock options .......          239           36           --
         Weighted average shares outstanding - Diluted       15,648       15,290       15,080
         Diluted earnings (loss) per share ...........     $   0.87     $   0.59     $  (0.81)

         For the year ended December 31, 2000, there was no dilution from outstanding options due to net losses reported in 2000. Stock options excluded from diluted weighted average shares outstanding for the years ended December 31, 2002, 2001 and 2000 were approximately 531,000, 557,000, and 1,120,000, respectively, as they were antidilutive.

11. VALUATION AND QUALIFYING ACCOUNTS

         Changes in the allowances for doubtful accounts, and for sales returns and markdowns were as follows:

                                                                    ADDITIONS
                                                   BALANCE AT       CHARGED TO                       BALANCE AT
                                                   BEGINNING        COSTS AND                           END
                                                   OF PERIOD         EXPENSES       DEDUCTIONS       OF PERIOD
                                                   ---------         --------       ----------       ---------
Year ended December 31, 2002 - Note (a):
    Allowance for doubtful accounts .........     $      207         $     --        $   (207)        $     --
    Allowance for sales returns and markdowns          6,229               --          (6,229)              --

Year ended December 31, 2001:
    Allowance for doubtful accounts .........     $      207         $     --        $     --         $    207
    Allowance for sales returns and markdowns          7,383               --          (1,154)           6,229

Year ended December 31, 2000:
    Allowance for doubtful accounts .........     $      587         $     --        $   (380)        $    207
    Allowance for sales returns and markdowns          9,363               --          (1,980)           7,383

Note (a): Deductions reflect the write-off of accounts previously reserved.

12. UNAUDITED INTERIM FINANCIAL INFORMATION

         The following tables set forth certain selected interim financial data for the Company by quarter for the years ended December 31, 2002 and 2001.

                                                     YEAR ENDED DECEMBER 31, 2002
                                                     ----------------------------
                                    FIRST         SECOND          THIRD         FOURTH
                                   QUARTER        QUARTER        QUARTER        QUARTER           YEAR
                                   -------        -------        -------        -------           ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues .............     $    5,590     $    7,404     $    4,287     $    2,600      $   19,881

Earnings before income taxes          3,042          3,654          1,615         (1,050)          7,261

Benefit for income taxes ...             --             --             --         (6,404)         (6,404)

Net earnings ...............          3,042          3,654          1,615          5,354          13,665

Net earnings per share:
    Basic ..................     $     0.20     $     0.24     $     0.10     $     0.35      $     0.89
    Diluted ................           0.20           0.23           0.10           0.34            0.87


                                                     YEAR ENDED DECEMBER 31, 2001
                                                     ----------------------------
                                    FIRST         SECOND          THIRD         FOURTH
                                   QUARTER        QUARTER        QUARTER        QUARTER           YEAR
                                   -------        -------        -------        -------           ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
Total revenues .............     $    5,039     $    5,118     $    3,919     $    2,590      $   16,666

Earnings before income taxes          2,323          1,508          1,653            399           5,883

Benefit for income taxes ...             --             --             --         (3,153)         (3,153)

Net earnings ...............          2,323          1,508          1,653          3,552           9,036

Net earnings per share:
    Basic and diluted ......     $     0.15     $     0.10     $     0.11     $     0.23      $     0.59