Form 10-Q
period 2003-03-31
MOSSIMO INC
filed 2003-05-15
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as determined by Exchange Act Rule 12b-2). Yes [ ] No [X]

         As of April 30, 2003, 15,493,442 shares of the registrant's Common Stock, $0.001 par value, were outstanding.

                          MOSSIMO, INC. AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements (Unaudited):
Condensed balance sheets as of March 31, 2003 and December 31, 2002.......... 2
Condensed statements of earnings for the three months
    ended March 31, 2003 and 2002............................................ 3
Condensed statements of cash flows for the three months
    ended March 31, 2003 and 2002............................................ 4
Notes to condensed financial statements ..................................... 5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................. 11

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk .......... 16

ITEM 4 - Controls and Procedures ............................................ 16


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings .................................................. 17

ITEM 6 - Exhibits and Reports on Form 8-K ................................... 17


SIGNATURES .................................................................. 18

CERTIFICATIONS .............................................................. 19

INDEX TO EXHIBITS ........................................................... 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                         MOSSIMO, INC.
                                    CONDENSED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                           UNAUDITED

                                                                     MARCH 31,    DECEMBER 31,
                                                                       2003          2002
                                                                   ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................................   $     5,674    $     7,786
  Accounts receivable ..........................................         5,209          1,926
  Deferred income taxes ........................................         3,000          3,000
  Prepaid expenses and other current assets ....................           479            124
                                                                   ------------   ------------
    Total current assets .......................................        14,362         12,836

PROPERTY AND EQUIPMENT, net ....................................           589            608
DEFERRED INCOME TAXES ..........................................         6,070          7,000
OTHER ASSETS ...................................................            68             92
                                                                   ------------   ------------
                                                                   $    21,089    $    20,536
                                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loan payable .................................................   $        93    $     1,066
  Accounts payable .............................................           802            741
  Accrued liabilities ..........................................         1,033          1,332
  Accrued commission ...........................................         3,444          2,661
  Accrued bonuses ..............................................           736          1,065
                                                                   ------------   ------------
    Total current liabilities ..................................         6,108          6,865
                                                                   ------------   ------------

LONG-TERM ACCOUNTS PAYABLE, net of current portion .............            76            191
                                                                   ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ............................            --             --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,493,442 at March 31, 2003
    and 15,488,042 at December 31, 2002 ........................            15             15
  Additional paid-in capital ...................................        38,824         38,797
  Accumulated deficit ..........................................       (23,934)       (25,332)
                                                                   ------------   ------------
    Net stockholders' equity ...................................        14,905         13,480
                                                                   ------------   ------------
                                                                   $    21,089    $    20,536
                                                                   ============   ============

See accompanying notes to condensed financial statements.


                                               2

                                  MOSSIMO, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                          FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                          2003           2002
                                                       ----------     ----------

REVENUE FROM LICENSE ROYALTIES AND
     DESIGN SERVICE FEES .........................     $    5,868     $    5,590

OPERATING EXPENSES:
    Selling, general and administrative ..........          3,526          2,427
                                                       ----------     ----------
Operating earnings ...............................          2,342          3,163

OTHER EXPENSE:
    Interest expense, net ........................             14            121
                                                       ----------     ----------
Earnings before income taxes .....................          2,328          3,042

Provision for income taxes .......................            930             --
                                                       ----------     ----------
Net earnings .....................................     $    1,398     $    3,042
                                                       ==========     ==========
Net earnings per common share:
    Basic ........................................     $     0.09     $     0.20
                                                       ==========     ==========
    Diluted ......................................     $     0.09     $     0.20
                                                       ==========     ==========
Weighted average common shares outstanding:
    Basic ........................................         15,491         15,339
                                                       ==========     ==========
    Diluted ......................................         15,657         15,567
                                                       ==========     ==========




See accompanying notes to condensed financial statements.


                                                MOSSIMO, INC.
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  UNAUDITED

                                                                                   FOR THE THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                 ---------------------------
                                                                                     2003           2002
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .................................................................   $     1,398    $     3,042
Adjustment to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization ............................................            74             52
    Deferred income taxes ....................................................           930             --
    Changes in:
        Accounts receivable ..................................................        (3,283)        (3,087)
        Prepaid expenses and other current assets ............................          (355)          (295)
        Other assets .........................................................            24            (13)
        Accounts payable and long-term accounts payable ......................           (54)          (268)
        Accrued liabilities ..................................................          (299)          (155)
        Accrued commission ...................................................           783            446
        Accrued bonuses ......................................................          (329)          (110)
                                                                                 ------------   ------------
        Net cash used in operating activities ................................        (1,111)          (388)
                                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment ...........................           (55)            (5)
                                                                                 ------------   ------------
        Net cash used in investing activities ................................           (55)            (5)
                                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan payable .....................................................          (973)          (929)
Proceeds from issuance of common stock .......................................            27             56
                                                                                 ------------   ------------
        Net cash used in financing activities ................................          (946)          (873)
                                                                                 ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................        (2,112)        (1,266)
CASH and CASH EQUIVALENTS, beginning of period ...............................         7,786          3,182
                                                                                 ------------   ------------
CASH and CASH EQUIVALENTS, end of period .....................................   $     5,674    $     1,916
                                                                                 ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest .................................   $        27    $        95
                                                                                 ============   ============


See accompanying notes to condensed financial statements.


                                                      4

                                  MOSSIMO, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED



1. BASIS OF PRESENTATION

         The condensed financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The condensed balance sheet data presented herein for December 31, 2002 was derived from the Company's audited financial statements for the year then ended, but does not include all disclosures required by generally accepted accounting principles.

         The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

         Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the Regulations of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim condensed financial statements and notes thereto are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002.


2. DESCRIPTION OF BUSINESS

         In 2000 the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. In connection therewith, the Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") in March 2000, subsequently amended in April 2002 and in February 2003, herein after referred to as the "Target Agreement". Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

         Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million payable in each of the contract years after January 31, 2002. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006.

         In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States, and also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

         In May 2002, the Company entered into an agreement with Hudson's Bay Company whereby the Company provides product design services, and has licensed the Mossimo trademark to Hudson's Bay Company exclusively in Canada, in return for license royalties and design service fees. Hudson's Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. Hudson's Bay Company fully launched the Mossimo product in mid-March 2003 for distribution through its Zellers stores in Canada.

3. REVENUE RECOGNITION

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. During the periods presented herein, a substantial amount of the Company's revenue from license royalties and design fees were generated under the Target Agreement under a rate that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company's revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company's calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company's calendar year due to the declining rates in the Target Agreement. Revenue from license royalties and design service fees are generally collected on a quarterly basis, and they range from one percent to seven percent of sales, as defined in the respective agreements.

4. BONUS PLANS

         The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company's overall performance, with the total amount of the bonuses not to exceed a percent of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has accrued approximately $571,000 and $556,000 under these agreements for the three month periods ended March 31, 2003 and 2002, respectively.

5. LOAN PAYABLE

         The Company has a loan payable to a bank, which is collateralized by substantially all of the Company's assets and is also secured by a personal guaranty from the Company's Chief Executive Officer, and bears interest at the bank's prime rate plus 1.5 percent. The outstanding balance of the loan at March 31, 2003 was approximately $93,000, which represents the remaining accrued interest due in June 2003.

6. INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry forward for income taxes purposes.

         The Company recorded a benefit for income taxes at December 31, 2002 of approximately $6.4 million, further reducing the related valuation allowance for its deferred tax asset, as a result of the extension of the Target Agreement through January 31, 2006, and the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. Based upon management's discussion with Target prior to December 31, 2002, management considered it more likely than not that Target would extend the agreement and, as a result, the Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability.

         The Company has approximately $28 million, and $18 million of federal and state income tax net operating loss carry-forwards, respectively, available to offset future taxable income beginning in 2003, which expire in various years through 2020. The Company recorded a provision for income taxes of $930,000 for the three month period ended March 31, 2003, which approximates the Company's combined statutory tax rate for federal taxes and California state taxes, and reduced its deferred tax asset accordingly. At March 31, 2003, the total deferred tax asset was approximately $9 million, with $3 million classified as current in the accompanying balance sheet.

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

         Over 50 percent of the value of the Company's outstanding stock is owned by one stockholder, and it is anticipated that in 2003, no more than 60 percent of the Company's income, as defined, would be derived from license royalties. Accordingly, at this time the Company is not anticipated to be classified as a personal holding company at the end of 2003. The Company intends to continue to take appropriate measures to avoid being classified as a personal holding company at the end of 2003 and beyond. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company at the end of 2003 or in future years.

7. EARNINGS PER SHARE AND STOCK OPTION PLANS

          The Company calculates net earnings per share in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net earnings per share. Basic net earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. Stock options excluded from diluted weighted average shares outstanding for the three months ended March 31, 2003 and 2002 were 601,000 and 92,000, respectively, as they were antidilutive.

         The reconciliation between net earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (amounts in thousands, except per share data):


                                                          For the Three Months
                                                             Ended March 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
Net earnings.........................................    $   1,398    $   3,042
Weighted average shares outstanding - Basic..........       15,491       15,339
Basic earnings per share.............................    $    0.09    $    0.20

Add: Dilutive effect of stock options................          166          228
Weighted average shares outstanding - Diluted........       15,657       15,567
Diluted earnings per share...........................    $    0.09    $    0.20


         The Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and to certain advisors or consultants to the Company. In addition, the Company adopted a Non-Employee Directors Stock Option Plan (the "Directors Plan") that provides for the grant of stock options to non-employee directors.

         The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the periods ended March 31, 2003 and 2002, assuming risk-free interest rates in the range of approximately
4.0 to 6.5 percent; volatility in the range of approximately 80 to 202 percent; zero dividend yield; and expected lives of five years. In accordance with APB Opinion No. 25, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock.

         If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net earnings and net earnings per share would have resulted in the approximate pro forma amounts indicated below for the three month periods ended March 31, 2003, and 2002 (in thousands, except per share data):

                                                            2003         2002
                                                         ----------   ----------

    Actual net earnings...............................   $   1,398    $   3,042
    Less: Total compensation as if the fair value
       method was used, net of tax effect.............        (130)        (327)
                                                         ----------   ----------
    Pro forma net earnings............................   $   1,268    $   2,715
                                                         ==========   ==========
    Net earnings per share:
         Basic - as reported .........................   $    0.09    $    0.20
         Basic - pro forma............................   $    0.08    $    0.18

         Diluted - as reported........................   $    0.09    $    0.20
         Diluted - pro forma..........................   $    0.08    $    0.17


8. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Furthermore, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to implement this voluntary change to the fair value method of accounting, and has made the required disclosures of the pro-forma effect for the periods presented herein.

         In July 2001, the EITF issued EITF Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on how to allocate revenue streams to multiple deliverables being provided by the Company. The Company currently provides design and licensing services. This issue is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, and management anticipates that its application will not have a material impact on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

         The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's financial statements for the year ended December 31, 2002 on our annual report on Form 10-K.

RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

         In 2000 the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. In connection therewith, the Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") in March 2000, subsequently amended in April 2002 and in February 2003, herein after referred to as the "Target Agreement". Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

         Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million payable in each of the contract years after January 31, 2002. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006.

         In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States, and also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

         In May 2002, the Company entered into an agreement with Hudson's Bay Company whereby the Company provides product design services, and has licensed the Mossimo trademark to Hudson's Bay Company exclusively in Canada, in return for license royalties and design service fees. Hudson's Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. Hudson's Bay Company fully launched the Mossimo product in mid-March 2003 for distribution through its Zellers stores in Canada.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

    REVENUES

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. During the period presented herein, a substantial amount of the Company's revenue from license royalties and design fees were generated under the Target Agreement under a rate that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company's revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company's calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company's calendar year due to the declining rates in the Target Agreement. Revenue from license royalties and design service fees are generally collected on a quarterly basis, and they range from one percent to seven percent of sales, as defined in the respective agreements.

         Total revenue from license royalties and design service fees in the first quarter of 2003 were $5.9 million compared to $5.6 million in the first quarter of 2002.

         Design service fees and royalties recognized under the Target Agreement were $5.2 million in the first quarter of 2003 compared to $5.1 million in the first quarter of 2002. The two percent increase reflects modest growth of Target sales of Mossimo branded product. Royalties and design service fees from customers other than Target increased to $651,000 in the first quarter of 2003 from $442,000 in the first quarter of 2002. The increase was primarily due to the full launch of the Mossimo product in Canada in mid-March 2003, under the agreement with Hudson's Bay Company for distribution thru Zellers stores, and increased royalties from a licensee in Asia. The Company's revenues generated under the Target Agreement are expected to increase as Target adds new stores and the Company continues to maximize its opportunities with Target, and the new Zellers business in Canada is also expected to increase revenues as the Company begins to maximize its opportunities with Zellers, having recently completed the full launch of its product line.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total operating expenses, comprising primarily of selling, general and administrative expenses, increased to $3.5 million in the first quarter of 2003 from $2.4 million in the first quarter of 2002. Selling, general and administrative expenses were approximately 60 percent of total revenues in 2003, as compared to approximately 43 percent of total revenues in 2002. Operating expenses as a percent of revenues is expected to decrease in the future, as the Company's revenues generated under the Target Agreement are expected to increase as Target adds new stores and the Company continues to maximize its opportunities with Target, and the new Zellers business in Canada is also expected to increase revenues as the Company begins to maximize its opportunities with Zellers, having recently completed the full launch of its product line in mid-March 2003.

         Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, increased to approximately $783,000 in 2003 from approximately $769,000 in 2002, due to the increase in revenue from Target.

         General and administrative expenses include payroll for the Company officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. The aggregate payroll costs increased by approximately $650,000 in 2003, primarily due to increases in design personnel. The aggregate payroll costs include accrued bonuses of $571,000 in 2003, and $556,000 in 2002, which are payable under bonus plans covering two executive officers of the Company. Facility expenses also increased by approximately $80,000 to accommodate the additional personnel. At the beginning of 2003 the Company had 21 employees, as compared to 8 employees at approximately the same time in the previous year. The added personnel is expected to better service the Target business, while also implementing the new Zellers business in Canada, maximizing the potential of each of the respective businesses, as well as strengthening the Company's infrastructure for the future.

         Expenses for travel, purchased services, and artwork incurred in connection with the design process increased by approximately $225,000 in 2003, primarily due to increased activity in connection with the Target business, as well as the implementation of the new Zellers business in Canada.

         Operating expenses in 2003 also include approximately $74,000 of accrued costs in connection with a legal dispute pending final resolution. There were no expenses incurred in connection with this legal dispute during first quarter of 2002. At March 31, 2003, the Company has expensed and accrued all commissions due under the agreement in dispute, as well as legal fees and interest awarded to the third party in arbitration, plus additional interest that might be due and payable on the past due amounts in the event the arbitrators' award and the related amounts are confirmed by the courts. The Company has also deposited approximately $3 million into a separate Company bank account as of March 31, 2003, pending a final resolution of this legal dispute which is further discussed in Part II, Item I - Legal Proceedings in this quarterly report.


    INTEREST EXPENSE, NET

         The Company incurred net interest expense in 2003 of $14,000, compared to $121,000 in 2002. The decrease was due to a reduction in the Company's outstanding balance of a loan payable to a bank and increases in interest income.

    INCOME TAXES

         The Company recorded no tax provision on its pre-tax earnings in the first quarter of 2002, as any current tax component of the provision would have been offset by an equal deferred tax benefit, pending the Company's reevaluation of the allowance for its deferred tax asset. As of December 31, 2002, the Company completed the reevaluation, and reported a total deferred tax asset of $10 million. In the first quarter of 2003, the Company recorded a provision for income taxes of $930,000, which approximates the Company's combined statutory tax rate for federal and California state taxes, and reduced its deferred tax asset accordingly.

         The Company has approximately $28 million, and $18 million of federal and state income tax net operating loss carry-forwards, respectively, available to offset taxable income beginning in 2003, which expire in various years through 2020. At March 31, 2003, the total deferred tax asset was approximately $9 million, with $3 million classified with current assets. The Company expects that taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry-forwards.

     NET EARNINGS

         The Company's net earnings for the first quarter of 2003 was $1.4 million, or $0.09 per diluted share, compared to net earnings of $3.0 million, or $0.20 per diluted share for the first quarter of 2002 due to the factors discussed above. Comparable pre-tax net earnings per diluted share were $0.15 in 2003, and $0.20 in 2002. As further discussed above, the Company's effective tax rate for the first quarter of 2002 was zero which is not comparable to the effective tax rate of 40 percent in the first quarter of 2003. As a result, the incremental tax expense recorded in the first quarter of 2003 was $930,000, or $0.06 per diluted share. The Company's taxable income is expected to be offset in the near-term, for the most part, by its net operating tax loss carry-forwards.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $1.1 million for the first quarter of 2003. Cash used in operating activities primarily includes $1.4 million provided by net earnings, plus deferred income taxes of $930,000 and increases in accrued commission of $783,000; net of increases in accounts receivable of approximately $3.3 million and net changes in various other assets and liabilities in an aggregate amount of approximately $900,000. At March 31, 2003, the cash balance was approximately $5.7 million, as compared to $7.8 million at December 31, 2002. The decrease of approximately $2.1 million is primarily due to the normal lag in the collection of accounts receivable, while the payment of operating expenses is relatively fixed during the year. At March 31, 2003, working capital was approximately $8.3 million, as compared to approximately $6.0 million at December 31, 2002. The increase in working capital is primarily due to the impact of pre-tax net earnings recognized in the first quarter of 2003.

         Net cash used in investing activities was $55,000 in the first quarter of 2003 and was principally used to complete the facilities accommodating additional staff.

         Net cash used in financing activities was $946,000 in the first quarter of 2003, and was primarily due to payments made on the loan payable to a bank, partially offset by proceeds from the sale of common stock upon the exercise of stock options. The Company anticipates paying in full the loan payable to a bank in June 2003.

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

         The Company believes that its available cash balances at March 31, 2003 and its expected net operating cash flows from operations during 2003 will be adequate to meet the Company's anticipated liquidity needs in 2003, including settlement payments that may be required upon the final resolution of an award for a claim of approximately $3 million, plus additional accrued commissions, interest, and other costs, as further described under Part II, Item 1 - Legal Proceedings in this quarterly report.

         From time to time, the Company also considers a number of different financing alternatives, including the issuance of equity securities, and debt instruments as sources of liquidity or as consideration for potential acquisitions.


FORWARD LOOKING INFORMATION

         This report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including a termination or adverse modification of the Company's relationships under its licensing and design service agreements, especially its relationship with Target and performance under the Target licensing and design services agreement, changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets, and the other factors described in "Business-Risk Factors." in the Company's Form 10-K filing for the year ending December 31, 2002. Accordingly, undue reliance should not be placed on these forward-looking statements.

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


ITEM 4. CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer have evaluated the Company's system of disclosure controls and procedures within ninety days of the date of this report, and based on such evaluation have determined that they are effective in connection with the preparation of this Form 10-Q quarterly report. There have been no significant changes to the system of internal controls or in other factors that affect internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003 and awarded the third party interest on the amounts due which had been withheld by the Company, and the recovery of the third party's legal fees. In January 2003, the Company deposited the total amount of $2,934,688 due under the award into a separate Company bank account, and filed a petition to vacate the award, including commissions, third party legal fees, and interest, on the basis that the evidence received during the arbitration hearing demonstrates that the finder's agreement between the Company and the third party is illegal under certain applicable California law. The Company could be liable for additional legal fees and interest payable to the third party if the arbitration award is not vacated. There can be no assurance that the award will be confirmed or vacated. The Company continues to accrue estimated commissions and interest that may be payable to the third party until this matter comes to a final resolution.

         The Company is involved in certain other legal and administrative proceedings and threatened legal and administrative proceedings from time to time in the normal course of business. While the outcome of such proceedings and threatened proceedings can not be predicted with certainty, in the opinion of management, the ultimate resolution of these matters individually or in the aggregate are not expected to have a material adverse effect on the Company's business as a whole.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

         10.1 - Amendment No. Two dated March 18, 2002 to Amended and Restated Employment Agreement Between Mossimo Giannulli and Mossimo, Inc.

         10.2 - Consent to Assignment and Amendment Dated February 2, 2003 Between Mossimo, Inc. and Target Stores Pertaining to the License Agreement Dated as of March 28, 2000.

         99.1 - Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

         99.2 - Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K

             Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 2003.


                                          MOSSIMO, INC.


                                          /s/ MOSSIMO GIANNULLI
                                          ------------------------------------
                                          Mossimo Giannulli
                                          Chairman and Chief Executive Officer


                                          /s/ MANUEL MARRERO
                                          ------------------------------------
                                          Manuel Marrero
                                          Chief Financial Officer

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


/s/ Mossimo Giannulli
--------------------------------------
Mossimo Giannulli
Chairman and Chief Executive Officer
May 14, 2003

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


/s/ Manuel Marrero
-----------------------------
Manuel Marrero
Chief Financial Officer
May 14, 2003

                                INDEX TO EXHIBITS


   Exhibit
   Number         Description
--------------------------------------------------------------------------------

         10.1 Amendment No. Two dated March 18, 2002 to Amended and Restated Employment Agreement Between Mossimo Giannulli and Mossimo, Inc.

         10.2 Consent to Assignment and Amendment Dated February 2, 2003 Between Mossimo Inc. and Target Stores Pertaining to the License Agreement Dated as of March 28, 2000.

         99.1 Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.