Form 10-Q
period 2003-06-30
MOSSIMO INC
filed 2003-08-13
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         Indicate by check mark whether the Registrant is an accelerated filer
(as determined by Exchange Act Rule 12b-2). Yes     No  X
                                                ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of July 31, 2003, 15,503,442 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                                  MOSSIMO, INC.

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements (Unaudited):
Condensed balance sheets as of June 30, 2003 and December 31, 2002 .........   2
Condensed statements of earnings for the three and six months
    ended June 30, 2003 and 2002............................................   3
Condensed statements of cash flows for the six months
    ended June 30, 2003 and 2002............................................   4
Notes to condensed financial statements ....................................   5

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  10

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk .........  17

ITEM 4 - Controls and Procedures............................................  17


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings .................................................  18

ITEM 4 - Submission of Matters to a Vote of Security Holders ...............  18

ITEM 6 - Exhibits and Reports on Form 8-K ..................................  19


SIGNATURES .................................................................  20

INDEX TO EXHIBITS ..........................................................  21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  MOSSIMO, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                    UNAUDITED

                                                                    JUNE 30,  DECEMBER 31,
                                                                     2003        2002
                                                                   ---------   ---------

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................   $  5,754    $  7,786
  Restricted cash ..............................................      4,585          --
  Accounts receivable ..........................................      4,550       1,926
  Deferred income taxes ........................................      3,000       3,000
  Prepaid expenses and other current assets ....................        435         124
                                                                   ---------   ---------
    Total current assets .......................................     18,324      12,836

PROPERTY AND EQUIPMENT, net ....................................        537         608
DEFERRED INCOME TAXES ..........................................      4,840       7,000
OTHER ASSETS ...................................................         37          92
                                                                   ---------   ---------
                                                                   $ 23,738    $ 20,536
                                                                   =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUTY

CURRENT LIABILITIES:
  Loan payable .................................................   $     --    $  1,066
  Accounts payable .............................................        699         741
  Accrued liabilities ..........................................        896       1,332
  Accrued commission ...........................................      4,355       2,661
  Accrued bonuses ..............................................      1,038       1,065
                                                                   ---------   ---------
     Total current liabilities .................................      6,988       6,865
                                                                   ---------   ---------

LONG-TERM ACCOUNTS PAYABLE, net of current portion .............         --         191
                                                                   ---------   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ............................         --          --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,493,442 - June 30, 2003
    and 15,488,042 - December 31, 2002 .........................         15          15
  Additional paid-in capital ...................................     38,824      38,797
  Accumulated deficit ..........................................    (22,089)    (25,332)
                                                                   ---------   ---------
    Net stockholders' equity ...................................     16,750      13,480
                                                                   ---------   ---------
                                                                   $ 23,738    $ 20,536
                                                                   =========   =========

See accompanying notes to condensed financial statements.

                                  MOSSIMO, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                 THREE MONTHS         SIX MONTHS
                                                ENDED JUNE 30,      ENDED JUNE 30,
                                              ------------------  ------------------
                                                2003      2002      2003      2002
                                              --------  --------  --------  --------

REVENUE FROM LICENSE ROYALTIES
    AND DESIGN SERVICE FEES ...............   $ 6,858   $ 7,404   $12,726   $12,994


OPERATING EXPENSES:
    Selling, general and administrative ...     3,774     3,652     7,300     6,079
                                              --------  --------  --------  --------


Operating earnings ........................     3,084     3,752     5,426     6,915

OTHER EXPENSE:
    Interest expense, net .................         9        98        23       219
                                              --------  --------  --------  --------

Earnings before income taxes ..............     3,075     3,654     5,403     6,696

Provision for income taxes ................     1,230        --     2,160        --
                                              --------  --------  --------  --------

Net earnings ..............................   $ 1,845   $ 3,654   $ 3,243   $ 6,696
                                              ========  ========  ========  ========

Earnings per common share:
    Basic .................................   $  0.12   $  0.24   $  0.21   $  0.44
                                              ========  ========  ========  ========

    Diluted ...............................   $  0.12   $  0.23   $  0.21   $  0.43
                                              ========  ========  ========  ========

Weighted average common shares outstanding:

    Basic .................................    15,493    15,380    15,491    15,360
                                              ========  ========  ========  ========

    Diluted ...............................    15,643    15,743    15,707    15,655
                                              ========  ========  ========  ========

See accompanying notes to condensed financial statements.

                                  MOSSIMO, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED
                                                                    FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                   -------------------
                                                                     2003       2002
                                                                   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ...................................................   $ 3,243    $ 6,696
Adjustment to reconcile net earnings to net
      cash (used in) provided by operating activities:
    Depreciation and amortization ..............................       150        105
    Deferred income taxes ......................................     2,160         --
    Changes in:
        Restricted cash ........................................    (4,585)        --
        Accounts receivable ....................................    (2,624)    (2,300)
      Prepaid expenses and other current assets ................      (311)      (244)
        Other assets ...........................................        55         --
        Accounts payable and long-term accounts payables .......      (233)    (1,885)
        Accrued liabilities ....................................      (436)      (314)
        Accrued commission .....................................     1,694      1,481
        Accrued bonuses ........................................       (27)       841
                                                                   --------   --------
        Net cash (used in) provided by operating activities ....      (914)     4,380
                                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITITES:
Payments for acquisition of property and equipment .............       (79)       (33)
                                                                   --------   --------
        Net cash used in investing activities ..................       (79)       (33)
                                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan payable .......................................    (1,066)    (1,822)
Proceeds from issuance of common stock .........................        27        356
                                                                   --------   --------
       Net cash used in financing activities ...................    (1,039)    (1,466)
                                                                   --------   --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........    (2,032)     2,881
CASH AND CASH EQUIVALENTS, beginning of period .................     7,786      3,182
                                                                   --------   --------
CASH AND CASH EQUIVALENTS, end of period .......................   $ 5,754    $ 6,063
                                                                   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest ...................   $    10    $   377
                                                                   ========   ========

See accompanying notes to condensed financial statements.

                                       4

                                  MOSSIMO, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1. BASIS OF PRESENTATION

     The condensed financial statements presented herein have not been audited by independent auditors, but include all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. The condensed balance sheet data presented herein for December 31, 2002 was derived from the Company's audited financial statements for the year then ended, but does not include all disclosures required by generally accepted accounting principles.

     The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

     Certain information and footnote disclosures normally included in annual financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the Regulations of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim condensed financial statements and notes thereto are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2002.

2. DESCRIPTION OF BUSINESS

     In 2000 the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. In connection therewith, the Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") in March 2000, subsequently amended in April 2002, and in February and June 2003, hereinafter referred to as the "Target Agreement". Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

     Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 annually. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006.

     In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States, and also licenses its trademarks for use in collections of eyewear and women's swimwear and bodywear sold in Target stores in the United States.

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

4. BONUS PLANS

     The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company's overall performance, with the total amount of the bonuses not to exceed a percent (as defined) of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has expensed approximately $875,000 and $951,000 under these agreements for the three month periods ended June 30, 2003 and 2002, respectively; and $1,446,000 and $1,507,000 for the six month periods ended June 30, 2003 and 2002, respectively.

5. LOAN PAYABLE

     The Company had a loan payable to a bank that has been fully paid as of June 30, 2003, and all security interests and guarantees in connection therewith have been released.

6. INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carryforward for income taxes purposes. The Company has approximately $28 million and $18 million of federal and state income tax net operating loss carryforwards, respectively, available to offset future taxable income beginning in 2003, which expire in various years through 2020.

     The Company recorded a provision for income taxes of $1,230,000 and $2,160,000 for the three and six month periods ended June 30, 2003, respectively; which approximates the Company's combined statutory tax rate for federal taxes and California state taxes, and reduced its deferred tax asset accordingly. At June 30, 2003, the total deferred tax asset was approximately $7,840,000 million, with $3,000,000 million classified as current in the accompanying balance sheet.

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

7. EARNINGS PER SHARE AND STOCK OPTION PLANS

     The Company calculates net earnings per share in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net earnings per share. Basic net earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share include the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. Stock options excluded from diluted weighted average shares outstanding were approximately 614,000 and 41,000 for the three months ended June 30, 2003 and 2002, respectively; and approximately 600,000 and 67,000 for the six months ended June 30, 2003 and 2002, respectively; as they were antidilutive.

     The reconciliation between net earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (all amounts in thousands, except per share data):

                                                       Three Months         Six Months
                                                      Ended June 30,      Ended June 30,
                                                    ------------------  ------------------
                                                      2003      2002      2003      2002
                                                    --------  --------  --------  --------
Net earnings ....................................   $ 1,845   $ 3,654   $ 3,243   $ 6,696
Weighted average shares outstanding - Basic .....    15,493    15,380    15,491    15,360
Basic earnings per share ........................   $  0.12   $  0.24   $  0.21   $  0.44

Add: Dilutive effect of stock options ...........       150       363       216       295
Weighted average shares outstanding - Diluted ...    15,643    15,743    15,707    15,655
Diluted earnings per share ......................   $  0.12   $  0.23   $  0.21   $  0.43

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

     The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the three and six month periods ended June 30, 2003 and 2002, assuming risk-free interest rates in the range of approximately 4.0 to 6.5 percent; volatility in the range of approximately 49 to 202 percent; zero dividend yield; and expected lives of five years. In accordance with APB Opinion No. 25, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock on the date of issuance.

     If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net earnings and net earnings per share would have resulted in the approximate pro forma amounts indicated below for the three and six month periods ended June 30, 2003 and 2002 (in thousands, except per share data):

                                                                            Three Months               Six Months
                                                                           Ended June 30,            Ended June 30,
                                                                         2003         2002         2003         2002
                                                                      ----------   ----------   ----------   ----------

           Actual net earnings ....................................   $   1,845    $   3,654    $   3,243    $   6,696
           Less: Total compensation as if the fair value method
                was used, net of tax effect .......................        (238)        (446)        (368)        (773)
                                                                      ----------   ----------   ----------   ----------
           Pro forma net earnings .................................   $   1,607    $   3,208    $   2,875    $   5,923
                                                                      ==========   ==========   ==========   ==========

           Net earnings per share:
                Basic - as reported ...............................   $    0.12    $    0.24    $    0.21    $    0.44
                Basic - pro forma .................................   $    0.10    $    0.21    $    0.19    $    0.39

                Diluted - as reported .............................   $    0.12    $    0.23    $    0.21    $    0.43
                Diluted - pro forma ...............................   $    0.10    $    0.20    $    0.18    $    0.38

8. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 is not expected to have any impact on the Company's financial position or results of operations.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation clarifies the application of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. This interpretation also requires extensive disclosures, including disclosures that are applicable to December 31, 2002 financial statements. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position or results of operations.

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

9. LITIGATION

     In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003 and awarded the third party interest on the amounts due which had been withheld by the Company, and the recovery of the third party's legal fees. In January 2003, the Company deposited the total amount of $2,934,688 due under the award into a separate Company bank account, and filed a petition to vacate the award, including commissions, third party legal fees, and interest, on the basis that the evidence received during the arbitration hearing demonstrates that the finder's agreement between the Company and the third party is illegal under certain applicable California law. In January 2003 the third party filed a petition to confirm the award, including commissions, the third party's legal fees, and interest. In June 2003, the award was confirmed and a judgment entered in favor of the third party, and the third party was awarded additional interest. In June 2003 the Company filed an appeal to the judgment and in connection therewith deposited with the court approximately $4,585,000. The deposit secures 150 percent of the judgment amount. The Company could be liable for additional legal fees and interest payable to the third party if the appeal is not successful. There can be no assurance that the appeal will be successful. The Company continues to accrue and withhold payment of estimated commissions and interest that may be payable to the third party until this matter comes to a final resolution. At June 30, 2003, the Company had accrued approximately $5 million of unpaid commissions, legal fees, and interest potentially payable to the third party in connection with this matter. The $4,585,000 deposited with the courts was classified as restricted cash on the Company's balance sheet as of June 30, 2003; and the aggregate accruals of approximately $5 million were classified as accrued commissions and accrued liabilities on the Company's balance sheet as of June 30, 2003. All expenses recognized to date have been classified with operating expenses on the Company's statements of earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's financial statements for the year ended December 31, 2002 on Form 10-K.

RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

     In 2000 the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. In connection therewith, the Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") in March 2000, subsequently amended in April 2002 and in February and June 2003, hereinafter referred to as the "Target Agreement". Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

     Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 annually. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006.

     In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States, and also licenses its trademarks for use in collections of eyewear and women's swimwear and bodywear sold in Target stores in the United States.

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

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

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

     Total revenue from license royalties and design service fees in the second quarter of 2003 were $6.9 million compared to $7.4 million in the second quarter of 2002.

     Design service fees and royalties recognized under the Target Agreement were $6.2 million in the second quarter of 2003 compared to $6.9 million in the second quarter of 2002, which included approximately $1.5 million of revenue recognized in 2002 which had been deferred during the initial contract period ended January 31, 2001 pending the results of a royalty audit, the reconciliation and settlement of accounts between the Company and Target, and the assessment of the underlying deferred revenue reserves, all of which was completed during the second quarter of 2002. The provisions that resulted in the deferral of revenue by the Company are not expected to recur. Exclusive of the nonrecurring revenue recognized in 2002, revenue from Target increased approximately $800,000 or 15 percent in 2003 as compared to 2002. Royalties and design service fees from customers other than Target increased approximately $217,000 or 47 percent in 2003 as compared to 2002. The increase was primarily due to the full launch of the Mossimo product in Canada in mid-March 2003, under the agreement with Hudson's Bay Company for distribution thru Zellers stores. The Company's revenues generated under the Target Agreement are expected to increase as Target adds new stores and the Company continues to maximize its opportunities with Target, and the new Zellers business in Canada is also expected to increase revenues as the Company begins to maximize its opportunities with Zellers, having recently completed the full launch of its product line.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative (S, G & A) expenses, increased to $3.8 million in the second quarter of 2003 from $3.7 million in the second quarter of 2002. S, G & A expenses were approximately 55 percent of total revenues in 2003, as compared to approximately 49 percent of total revenues in 2002 (62 percent based on 2002 recurring revenues). S, G & A expenses as a percent of revenues is expected to decrease in the future, as the Company's revenues generated under the Target Agreement are expected to increase as Target adds new stores and the Company continues to maximize its opportunities with Target, and the new Zellers business in Canada is also expected to increase revenues as the Company begins to maximize its opportunities with Zellers, having recently completed the full launch of its product line in mid-March 2003.

     Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, were approximately $912,000 in the second quarter of 2003 and $1,036,000 in the second quarter of 2002, due to the differences in total revenue from Target, as discussed above.

     General and administrative expenses include payroll for the Company officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for free-lance artists and purchased artwork used in the design process. The aggregate payroll costs increased by approximately $125,000 in 2003, primarily due to increases in design personnel. The aggregate payroll costs include accrued bonuses of $875,000 in 2003, and $951,000 in 2002, which are payable under bonus plans covering two executive officers of the Company. Facility expenses also increased by approximately $49,000 to accommodate the additional personnel in 2003. At the beginning of 2003, the Company had 21 employees, as compared to 8 employees at approximately the same time in the previous year. The added personnel is expected to better service the Target business, while also implementing the new Zellers business in Canada, maximizing the potential of each of the respective businesses, as well as strengthening the Company's infrastructure for the future.

     Expenses for travel, free-lance artists, and purchased artwork incurred in connection with the design process increased by approximately $108,000 in 2003, primarily due to increased activity in connection with the Target business, as well as the implementation of the new Zellers business in Canada.

     S, G & A expenses in 2003 also include approximately $107,000 of costs in connection with a legal dispute pending final resolution. There were no expenses incurred in connection with this legal dispute during second quarter of 2002. At June 30, 2003, the Company has expensed and accrued, but has not paid all commissions due under the agreement in dispute, as well as legal fees and interest awarded to the third party in arbitration, plus additional interest that might be due and payable on the past due amounts in the event the arbitrators' award and the related amounts reach a final resolution in the courts. The Company has also deposited with the court approximately $4.6 million to secure 150 percent of the judgment amount, pending a final resolution of this legal dispute which is further discussed in Part II, Item I - Legal Proceedings in this quarterly report.

     INTEREST EXPENSE, NET

     The Company incurred net interest expense in 2003 of $9,000, compared to $98,000 in 2002. The decrease was due to a reduction in the Company's outstanding balance of a loan payable to a bank and increases in interest income.

     INCOME TAXES

     The Company recorded no tax provision on its pre-tax earnings in the second quarter of 2002, as any current tax component of the provision would have been offset by an equal deferred tax benefit, pending the Company's reevaluation of the allowance for its deferred tax asset. As of December 31, 2002, the Company completed the reevaluation, and reported a total deferred tax asset of $10 million. In the second quarter of 2003, the Company recorded a provision for income taxes of $1,230,000 which approximates the Company's combined statutory tax rate for federal and California state taxes, and reduced its deferred tax asset accordingly.

     The Company has approximately $28 million and $18 million of federal and state income tax net operating loss carryforwards, respectively, available to offset taxable income beginning in 2003, which expire in various years through 2020. At June 30, 2003, the total deferred tax asset was approximately $7.8 million, with $3 million classified with current assets. The Company expects that taxable income will be offset in the near-term, for the most part, by its net operating tax loss carryforwards.

     NET EARNINGS

     The Company's net earnings for the second quarter of 2003 was $1.8 million, or $0.12 per diluted share, compared to net earnings of $3.7 million, or $0.23 per diluted share for the second quarter of 2002 due to the factors discussed above. In the second quarter of 2002, the Company recognized approximately $1.5 million of non-recurring revenue which had been previously deferred, as further discussed above. The recognition of the deferred revenue resulted in an increase of approximately $600,000 or $0.04 per diluted share to net earnings in the second quarter of 2002. As further discussed above, the Company's effective tax rate for the second quarter of 2002 was zero which is not comparable to the effective tax rate of 40 percent in the second quarter of 2003. As a result, the incremental tax expense recorded in the second quarter of 2003 was $1,230,000, or $0.08 per diluted share. The Company's taxable income is expected to be offset in the near-term, for the most part, by its net operating tax loss carry-forwards. Comparable recurring pre-tax net earnings per diluted share were $0.20 in 2003, and $0.19 in 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     REVENUES

     Total revenue from license royalties and design service fees for the six months ended June 30, 2003 were $12.7 million compared to $13.0 million in the same period of 2002.

     Design service fees and royalties recognized under the Target Agreement were $11.4 million for the six months ended June 30, 2003 compared to $12.0 million in the same period of 2002, which included approximately $1.5 million of revenue recognized in 2002 which had been deferred during the initial contract period ended January 31, 2001 pending the results of a royalty audit, the reconciliation and settlement of accounts between the Company and Target, and the assessment of the underlying deferred revenue reserves, all of which was completed during the second quarter of 2002. The provisions that resulted in the deferral of revenue by the Company are not expected to recur. Exclusive of the nonrecurring revenue recognized in 2002, revenue from Target increased approximately $900,000 or 9 percent in 2003 as compared to 2002. Royalties and design service fees from customers other than Target increased approximately $427,000 or 48 percent in 2003 as compared to 2002. The increase was primarily due to the full launch of the Mossimo product in Canada in mid-March 2003, under the agreement with Hudson's Bay Company for distribution thru Zellers stores. The Company's revenues generated under the Target Agreement are expected to increase as Target adds new stores and the Company continues to maximize its opportunities with Target, and the new Zellers business in Canada is also expected to increase revenues as the Company begins to maximize its opportunities with Zellers, having recently completed the full launch of its product line.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     S, G & A expenses, increased to $7.3 million for the six months ended June 30, 2003 from $6.1 million in the same period of 2002. S, G & A expenses were approximately 57 percent of total revenues in 2003, as compared to approximately 47 percent of total revenues in 2002 (53 percent based on 2002 recurring revenues). S, G & A expenses as a percent of revenues is expected to decrease in the future, as the Company's revenues generated under the Target Agreement are expected to increase as Target adds new stores and the Company continues to maximize its opportunities with Target, and the new Zellers business in Canada is also expected to increase revenues as the Company begins to maximize its opportunities with Zellers, having recently completed the full launch of its product line in mid-March 2003.

     Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with

Target, decreased to approximately $1,695,000 in 2003 from approximately $1,805,000 in 2002, due to the differences in total revenue from Target, as discussed above.

     General and administrative expenses include payroll for the Company officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for free-lance artists and purchased artwork used in the design process. The aggregate payroll costs increased by approximately $667,000 in 2003, primarily due to increases in design personnel. The aggregate payroll costs include accrued bonuses of $1,446,000 in 2003, and $1,507,000 in 2002, which are payable under bonus plans covering two executive officers of the Company. Facility expenses also increased by approximately $93,000 to accommodate the additional personnel. At the beginning of 2003 the Company had 21 employees, as compared to 8 employees at approximately the same time in the previous year. The added personnel is expected to better service the Target business, while also implementing the new Zellers business in Canada, maximizing the potential of each of the respective businesses, as well as strengthening the Company's infrastructure for the future.

     Expenses for travel, free-lance artists, and purchased artwork incurred in connection with the design process increased by approximately $441,000 in 2003, primarily due to increased activity in connection with the Target business, as well as the implementation of the new Zellers business in Canada.

     S, G & A expenses in 2003 also include approximately $181,000 of costs in connection with a legal dispute pending final resolution. There were no expenses incurred in connection with this legal dispute during the same period of 2002. At June 30, 2003, the Company has expensed and accrued, but has not paid all commissions due under the agreement in dispute, as well as legal fees and interest awarded to the third party in arbitration, plus additional interest that might be due and payable on the past due amounts in the event the arbitrators' award and the related amounts reach a final resolution in the courts. The Company has also deposited with the court approximately $4.6 million to secure 150 percent of the judgment amount, pending a final resolution of this legal dispute which is further discussed in Part II, Item I - Legal Proceedings in this quarterly report.

     INTEREST EXPENSE, NET

     The Company incurred net interest expense in 2003 of $23,000, compared to $219,000 in 2002. The decrease was due to a reduction in the Company's outstanding balance of a loan payable to a bank and increases in interest income.

     INCOME TAXES

     The Company recorded no tax provision on its pre-tax earnings for the six month period ended June 30, 2002, as any current tax component of the provision would have been offset by an equal deferred tax benefit, pending the Company's reevaluation of the allowance for its deferred tax asset. As of December 31, 2002, the Company completed the reevaluation, and reported a total deferred tax asset of $10 million. For the six months ended June 30, 2003, the Company recorded a provision for income taxes of $2,160,000, which approximates the Company's combined statutory tax rate for federal and California state taxes, and reduced its deferred tax asset accordingly.

     The Company has approximately $28 million and $18 million of federal and state income tax net operating loss carryforwards, respectively, available to offset taxable income beginning in 2003, which expire in various years through 2020. At June 30, 2003, the total deferred tax asset was approximately $7.8 million, with $3 million classified with current assets. The Company expects that taxable income will be offset in the near-term, for the most part, by its net operating tax loss carryforwards.

     NET EARNINGS

     The Company's net earnings for the six months ended June 30, 2003 was $3.2 million, or $0.21 per diluted share, compared to net earnings of $6.7 million, or $0.43 per diluted share for the same period of 2002 due to the factors discussed above. In the second quarter of 2002, the Company recognized approximately $1.5 million of non-recurring revenue which had been previously deferred, as further discussed above. The recognition of the deferred revenue resulted in an increase of approximately $600,000 or $0.04 per diluted share to net earnings for the six months ended June 30, 2002. As further discussed above, the Company's effective tax rate for the six months ended June 30, 2002 was zero which is not comparable to the effective tax rate of 40 percent for the same period of 2003. As a result, the incremental tax expense recorded in the six months ended June 30, 2003 was $2,160,000, or $0.14 per diluted share. The Company's taxable income is expected to be offset in the near-term, for the most part, by its net operating tax loss carry-forwards. Comparable recurring pre-tax net earnings per diluted share were $0.34 in 2003, and $0.39 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was approximately $914,000 for the six months ended June 30, 2003. Cash used in operating activities primarily includes $3.2 million provided by net earnings, plus deferred income taxes of $2.2 million and increases in accrued commission of $1.7 million; net of increases in restricted cash of $4.6 million, and accounts receivable of $2.6 million and net changes in various other assets and liabilities in an aggregate amount of approximately $800,000. At June 30, 2003, the cash balance was approximately $5.7 million, as compared to $7.8 million at December 31, 2002. The decrease of approximately $2.1 million is primarily due to the normal lag in the collection of accounts receivable, while the payment of operating expenses is relatively fixed during the year. The restricted cash amount of $4.6 million had no material impact on the Company's liquidity and capital resources because similar amounts have been accrued but not paid pending a final resolution of a legal dispute with a third party which is further discussed above and in Part II, Item I - Legal Proceedings in this quarterly report. At June 30, 2003, working capital was approximately $11.3 million, as compared to approximately $6.0 million at December 31, 2002. The increase in working capital is primarily due to the impact of pre-tax net earnings recognized in the six months ended June 30, 2003.

     Net cash used in investing activities was $79,000 in the six months ended June 30, 2003, and was principally used to complete the facilities and equipment to accommodate additional staff.

     Net cash used in financing activities was approximately $1 million in the six months ended June 30, 2003, and was primarily due to the final payments made on the loan payable to a bank, partially offset by proceeds from the sale of common stock upon the exercise of stock options. The Company has paid in full the loan payable to a bank as of June 30, 2003, and has no debt outstanding other than to the trade which is incurred in the normal course of business.

     The Company is approached from time to time by parties seeking to sell their brands and related trademarks, and at times their complete business. Should an established marketable brand, trademark, or business become available on favorable terms, the Company may be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, with a combination of available cash, issuance of debt, or the sale of equity securities.

     In August, 2000, the Company entered into a lease agreement for its principal facility in Santa Monica, California, which was subsequently amended in June 2002. Future rent obligations under the lease agreement are approximately $20,000 per month for a term of three years which expires in July 2005.

     The Company believes that its available cash balances at June 30, 2003 and its expected net operating cash flows from operations during 2003 will be adequate to meet the Company's anticipated liquidity needs in 2003, including settlement payments that may be required upon the final resolution of an award for a claim of approximately $3 million, plus additional accrued commissions, interest, and other costs, as further described under Part II, Item 1 - Legal Proceedings in this quarterly report.

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


ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), our Chief Executive Officer and our Chief Financial Officer have concluded that such controls and procedures were effective as of the period covered by this report. In connection with such evaluation, no change in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1 - LEGAL PROCEEDINGS

     In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003 and awarded the third party interest on the amounts due which had been withheld by the Company, and the recovery of the third party's legal fees. In January 2003, the Company deposited the total amount of $2,934,688 due under the award into a separate Company bank account, and filed a petition to vacate the award, including commissions, third party legal fees, and interest, on the basis that the evidence received during the arbitration hearing demonstrates that the finder's agreement between the Company and the third party is illegal under certain applicable California law. In January 2003 the third party filed a petition to confirm the award, including commissions, the third party's legal fees, and interest. In June 2003, the award was confirmed and a judgment entered in favor of the third party, and the third party was awarded additional interest. In June 2003 the Company filed an appeal to the judgment and in connection therewith deposited with the court approximately $4,585,000. The deposit secures 150 percent of the judgment amount. The Company could be liable for additional legal fees and interest payable to the third party if the appeal is not successful. There can be no assurance that the appeal will be successful. The Company continues to accrue and withhold payment of estimated commissions and interest that may be payable to the third party until this matter comes to a final resolution. At June 30, 2003, the Company had accrued approximately $5 million of unpaid commissions, legal fees, and interest potentially payable to the third party in connection with this matter. The $4,585,000 deposited with the courts was classified as restricted cash on the Company's balance sheet as of June 30, 2003; and the aggregate accruals of approximately $5 million were classified as accrued commissions and accrued liabilities on the Company's balance sheet as of June 30, 2003. All expenses recognized to date have been classified with operating expenses on the Company's statements or earnings.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) Annual Meeting:

              The 2003 Annual Meeting of stockholders of Mossimo, Inc. was held on June 3, 2003.

          (b) Not applicable.


          (c) The following are the election results for the nominees to the Board of Directors:

                                                   FOR                WITHHELD
                                                   ----------         ----------
                           Robert Martini          15,088,211         40,634

                           William R. Halford      15,086,111         42,734


          (d) Not applicable.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are included herein:

              Exhibit - 10.1 - Amendment No. 3 dated June 20, 2003, to the
                               License Agreement between Mossimo,
                               Inc. and Target Stores dated March 28, 2000.

              Exhibit - 31.1 - Rule 13a - 14(a) Certification of Principal
                               Executive Officer

              Exhibit - 31.2 - Rule 13a - 14(a) Certification of Principal
                               Financial Officer

              Exhibit - 32.1 - Certification Pursuant To 18 U.S.C. Section 1350,
                               As Adopted Pursuant To Section 906 Of The
                               Sarbanes-Oxley Act Of 2002

              Exhibit - 32.2 - Certification Pursuant To 18 U.S.C. Section 1350,
                               As Adopted Pursuant To Section 906 Of The
                               Sarbanes-Oxley Act Of 2002


          (b) Reports on Form 8-K

              The Company filed the following reports on Form 8-K during the second quarter:

              On May 14, 2003, the Company filed a current report on Form 8-K announcing the first quarter financial results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August 2003.


                                                       MOSSIMO, INC.


                                       /s/ MOSSIMO GIANNULLI
                                       -----------------------------------------
                                           Mossimo Giannulli
                                           President and Chief Executive Officer


                                       /s/ Manuel Marrero
                                       -----------------------------------------
                                           Manuel Marrero
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------

                  Exhibit - 10.1 - Amendment No. 3 dated June 20, 2003, to the
                                   License Agreement between Mossimo, Inc. and
                                   Target Stores dated March 28, 2000.

                  Exhibit - 31.1 - Rule 13a - 14(a) Certification of Principal
                                   Executive Officer

                  Exhibit - 31.2 - Rule 13a - 14(a) Certification of Principal
                                   Financial Officer

                  Exhibit - 32.1 - Certification Pursuant To 18 U.S.C. Section
                                   1350, As Adopted Pursuant To Section 906 Of
                                   The Sarbanes-Oxley Act Of 2002

                  Exhibit - 32.2 - Certification Pursuant To 18 U.S.C. Section
                                   1350, As Adopted Pursuant To Section 906 Of
                                   The Sarbanes-Oxley Act Of 2002