Form 10-Q
period 2003-09-30
MOSSIMO INC
filed 2003-11-07
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
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

     As of October 31, 2003, 15,557,904 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

================================================================================

                                  MOSSIMO, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements (Unaudited):
Condensed balance sheets as of September 30, 2003 and December 31, 2002 .. 2 Condensed statements of earnings for the three and nine months
    ended September 30, 2003 and 2002.....................................     3
Condensed statements of cash flows for the nine months
    ended September 30, 2003 and 2002.....................................     4
Notes to condensed financial statements ..................................     5

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................    10

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk .......    16

ITEM 4 - Controls and Procedures..........................................    16


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings ...............................................    17

ITEM 5 - Other Information ...............................................    17

ITEM 6 - Exhibits and Reports on Form 8-K ................................    17


SIGNATURES ...............................................................    18

INDEX TO EXHIBITS ........................................................    19


                                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                 MOSSIMO, INC.
                                           CONDENSED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                   UNAUDITED

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                2003              2002
                                                                             -----------       -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................  $    8,767        $    7,786
  Restricted cash..........................................................       4,585                --
  Accounts receivable......................................................       2,068             1,926
  Deferred income taxes....................................................       3,000             3,000
  Prepaid expenses and other current assets................................         748               124
                                                                             -----------       -----------
    Total current assets...................................................      19,168            12,836

PROPERTY AND EQUIPMENT, net................................................         510               608
DEFERRED INCOME TAXES......................................................       4,420             7,000
OTHER ASSETS...............................................................         244                92
                                                                             -----------       -----------
                                                                             $   24,342        $   20,536
                                                                             ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loan payable.............................................................  $       --        $    1,066
  Accounts payable.........................................................         557               741
  Accrued liabilities......................................................         930             1,332
  Accrued commissions......................................................       4,896             2,661
  Accrued bonuses..........................................................         553             1,065
                                                                             -----------       -----------
     Total current liabilities.............................................       6,936             6,865
                                                                             -----------       -----------

LONG-TERM ACCOUNTS PAYABLE, net of current portion.........................          --               191
                                                                             -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding........................................          --                --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,503,442 - September 30, 2003
    and 15,488,042 - December 31, 2002.....................................          15                15
  Additional paid-in capital...............................................      38,849            38,797
  Accumulated deficit......................................................     (21,458)          (25,332)
                                                                             -----------       -----------
    Net stockholders' equity...............................................      17,406            13,480
                                                                             -----------       -----------
                                                                             $   24,342        $   20,536
                                                                             ===========       ===========

See accompanying notes to condensed financial statements.

                                                      MOSSIMO, INC.
                                            CONDENSED STATEMENTS OF EARNINGS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        UNAUDITED

                                                          THREE MONTHS                     NINE MONTHS
                                                       ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                   --------------------------        -------------------------
                                                      2003             2002             2003            2002
                                                   ---------        ---------        ---------       ---------
Revenue from license royalties
    and design service fees ...............        $  4,176         $  4,287         $ 16,902        $ 17,281


Operating expenses:
    Selling, general and administrative....           3,144            2,797           10,444           8,890
                                                   ---------        ---------        ---------       ---------


Operating earnings ........................           1,032            1,490            6,458           8,391

Other (income) expense:
    Other income, net .....................              --               --               --             (24)
    Interest (income) expense, net ........             (18)              70                4             299
                                                   ---------        ---------        ---------       ---------

Earnings before income taxes ..............           1,050            1,420            6,454           8,116

Income taxes expense (benefit) ............             420             (195)           2,580            (195)
                                                   ---------        ---------        ---------       ---------

Net earnings ..............................        $    630         $  1,615         $  3,874        $  8,311
                                                   =========        =========        =========       =========

Earnings per common share:
    Basic .................................        $   0.04         $   0.10         $   0.25        $   0.54
                                                   =========        =========        =========       =========

    Diluted ...............................        $   0.04         $   0.10         $   0.25        $   0.53
                                                   =========        =========        =========       =========


Weighted average common shares outstanding:

    Basic .................................          15,500           15,450           15,495          15,403
                                                   =========        =========        =========       =========

    Diluted ...............................          15,782           15,666           15,734          15,619
                                                   =========        =========        =========       =========


See accompanying notes to condensed financial statements.


                                            MOSSIMO, INC.
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                              UNAUDITED

                                                                       FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                     ------------------------
                                                                       2003            2002
                                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ................................................        $ 3,874         $ 8,311
Adjustment to reconcile net earnings to net
      cash provided by operating activities:
    Depreciation and amortization ...........................            205             161
    Deferred income taxes ...................................          2,580              --
    Changes in:
        Restricted cash .....................................         (4,585)             --
        Accounts receivable .................................           (142)           (699)
        Prepaid expenses and other current assets ...........           (624)           (177)
        Other assets ........................................           (152)            (11)
        Accounts payable and long-term accounts payables.....           (375)         (2,475)
        Accrued liabilities .................................           (402)           (312)
        Accrued bonuses .....................................           (512)            730
        Accrued commissions .................................          2,235           2,062
                                                                     --------        --------
        Net cash provided by operating activities ...........          2,102           7,590
                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITITES:
Payments for acquisition of property and equipment ..........           (107)            (83)
                                                                     --------        --------
        Net cash used in investing activities ...............           (107)            (83)
                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan payable ....................................         (1,066)         (2,778)
Proceeds from issuance of common stock ......................             52             449
                                                                     --------        --------
       Net cash used in financing activities ................         (1,014)         (2,329)
                                                                     --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................            981           5,178
CASH AND CASH EQUIVALENTS, beginning of period ..............          7,786           3,182
                                                                     --------        --------
CASH AND CASH EQUIVALENTS, end of period ....................        $ 8,767         $ 8,360
                                                                     ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest ................        $    10         $    39
                                                                     ========        ========


See accompanying notes to condensed financial statements.

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

       Certain prior year balances have been reclassified to conform to the current year presentation.

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

       Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million annually. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006.

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

4.     BONUS PLANS

       The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company's overall performance, with the total amount of the bonuses not to exceed a percent (as defined) of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has expensed approximately $407,000 and $509,000 under these agreements for the three month periods ended September 30, 2003 and 2002, respectively; and $1,870,000 and $2,016,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

5.     LOAN PAYABLE

       The Company had a loan payable to a bank that was fully paid in June 2003, and all security interests and guarantees in connection therewith have been released.

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

         The Company recorded a provision for income taxes of $420,000 and $2,580,000 for the three and nine month periods ended September 30, 2003, respectively; which approximates the Company's combined statutory tax rate for federal taxes and California state taxes, and reduced its deferred tax asset accordingly. At September 30, 2003, the total deferred tax asset was approximately $7.4 million, with $3.0 million classified as current in the accompanying balance sheet. In the prior year periods, the Company recorded a benefit of $195,000 related to the refund of prior year income taxes.

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

7.     EARNINGS PER SHARE AND STOCK OPTION PLANS

       The Company calculates net earnings per share in accordance with SFAS No. 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net earnings per share. Basic net earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share include the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. Stock options excluded from diluted weighted average shares outstanding were approximately 400,000 and 550,000 for the three months ended September 30, 2003 and 2002, respectively; and approximately 550,000 for the nine months ended September 30, 2003 and 2002; as they were antidilutive.

       The reconciliation between net earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (all amounts in thousands, except per share data):

                                                           Three Months              Nine Months
                                                        Ended September 30,       Ended September 30,
                                                        -------------------       -------------------
                                                         2003         2002         2003         2002
                                                         ----         ----         ----         ----
Net earnings ....................................      $   630      $ 1,615      $ 3,874      $ 8,311
Weighted average shares outstanding - Basic .....       15,500       15,450       15,495       15,403
Basic earnings per share ........................      $  0.04      $  0.10      $  0.25      $  0.54

Add: Dilutive effect of stock options ...........          282          216          239          216
Weighted average shares outstanding - Diluted....       15,782       15,666       15,734       15,619
Diluted earnings per share ......................      $  0.04      $  0.10      $  0.25      $  0.53


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

       The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the three and nine month periods ended September 30, 2003 and 2002, assuming risk-free interest rates in the range of approximately 4.0 to 6.5 percent; volatility in the range of approximately 49 to 202 percent; zero dividend yield; and expected lives of five years. In accordance with APB Opinion No. 25, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock on the date of issuance.

       If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net earnings and net earnings per share would have resulted in the approximate pro forma amounts indicated below for the three and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share data):

                                                                    Three Months                   Nine Months
                                                                Ended September 30,             Ended September 30,
                                                             -------------------------      --------------------------
                                                                2003           2002            2003            2002
                                                             ---------      ----------      ----------      ----------
Actual net earnings ....................................     $    630       $   1,615       $   3,874       $   8,311
Less: Total compensation as if the fair value method....
     was used, net of tax effect .......................         (238)           (446)           (606)         (1,219)
                                                             ---------      ----------      ----------      ----------
Pro forma net earnings .................................     $    392       $   1,169       $   3,268       $   7,092
                                                             =========      ==========      ==========      ==========

Net earnings per share:
     Basic - as reported ...............................     $   0.04       $    0.10       $    0.25       $    0.54
     Basic - pro forma .................................     $   0.03       $    0.08       $    0.21       $    0.46

     Diluted - as reported .............................     $   0.04       $    0.10       $    0.25       $    0.53
     Diluted - pro forma ...............................     $   0.02       $    0.07       $    0.21       $    0.45


8.     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have an impact on the Company's financial position or results of operations.

       In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation clarifies the application of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. The provisions of FIN 46 for certain variable interest entities were delayed until the fourth quarter of 2003. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. This interpretation also requires extensive disclosures, including disclosures that are applicable to December 31, 2002 financial statements. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position or results of operations.

       In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued after December 31, 2002. The Company licenses its trademarks, provides design services and has approval rights for product design, marketing and advertising materials under licensing and design service agreements which include certain provisions for indemnifying the licensee. As an element of its standard commercial terms, the Company includes an indemnification clause in its licensing and design services agreements that indemnifies the licensee against liability and damages arising from any claims, suits, damages, or costs relating to the breach of any warranty, representation, term or condition made or agreed to by its licensees involving the manufacture, packaging, distribution, promotion, sale, marketing, advertising or other use of the trademarks under license. We believe that our policies and practices limit our exposure related to the indemnification provisions of the license and design services agreements. For several reasons, including the lack of prior indemnification claims and the lack of monetary liability limit for certain infringement cases under the license and design services agreements, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

       In July 2001, the EITF issued EITF Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on how to allocate revenue streams to multiple deliverables being provided by the Company. The Company currently provides design and licensing services. This issue is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, the adoption of this issue did not have a material impact on the Company's financial position or results of operations.

9.     LITIGATION

       In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003 and awarded the third party interest on the amounts due which had been withheld by the Company, and the recovery of the third party's legal fees. In January 2003, the Company deposited the total amount of $2,934,688 due under the award into a separate Company bank account, and filed a petition to vacate the award, including commissions, third party legal fees, and interest, on the basis that the evidence received during the arbitration hearing demonstrates that the finder's agreement between the Company and the third party is illegal under certain applicable California law. In January 2003 the third party filed a petition to confirm the award, including commissions, the third party's legal fees, and interest. In June 2003, the award was confirmed and a judgment entered in favor of the third party, and the third party was awarded additional interest. In June 2003 the Company filed an appeal to the judgment and in connection therewith deposited with the court approximately $4,585,000. The deposit secures 150 percent of the judgment amount. The Company could be liable for additional legal fees and interest payable to the third party if the appeal is not successful. There can be no assurance that the appeal will be successful. The Company continues to accrue and withhold payment of estimated commissions and interest that may be payable to the third party until this matter comes to a final resolution. At September 30, 2003, the Company had accrued approximately $5.6 million of unpaid commissions, legal fees, and interest potentially payable to the third party in connection with this matter. The $4,585,000 deposited with the courts was classified as restricted cash on the Company's balance sheet as of September 30, 2003; and the aggregate accruals of approximately $5.6 million were classified as accrued commissions and accrued liabilities on the Company's balance sheet as of September 30, 2003. All expenses recognized to date have been classified with operating expenses on the Company's statements of earnings.

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

       Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million annually. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

       Total revenue from license royalties and design service fees in the third quarter of 2003 were $4.2 million compared to $4.3 million in the third quarter of 2002.

       Design service fees and royalties recognized under the Target Agreement were $3.7 million in the third quarter of 2003 compared to $3.9 million in the third quarter of 2002. The decline in the comparable periods is because license royalties and design fees generated under the Target Agreement are based on a rate that declines as the contract year progresses and Target achieves higher levels of retail sales. In the first and second quarter of 2003 Target achieved higher levels of retail sales over the prior year, and the Company has generated a 4 percent increase in year to date revenue from Target as of September 30, 2003, as further discussed below. Even though the business with Target has continued to grow in 2003 as compared to 2002, the higher sales recognized earlier in 2003 resulted in a lower fee applicable to 2003 third quarter sales as compared to the same period in 2002.

       Royalties and design service fees from customers other than Target increased approximately $100,000 or 36 percent in the third quarter of 2003 as compared to the same period in 2002. The increase was primarily due to the full launch of the Mossimo product in Canada in mid-March 2003, under the agreement with Hudson's Bay Company for distribution through Zellers stores. The Company's revenues generated under the Target Agreement are expected to increase in the future as Target adds new stores and the Company continues to maximize its opportunities with Target, and the new Zellers business in Canada is also expected to increase revenues as the Company begins to maximize its opportunities with Zellers, having recently completed the full launch of its product line.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative (S, G & A) expenses, increased to $3.1 million in the third quarter of 2003 from $2.8 million in the third quarter of 2002. S, G & A expenses were approximately 75 percent of total revenues in 2003, as compared to approximately 65 percent of total revenues in 2002. S, G & A expenses as a percent of revenues are expected to decrease in the future, as the Company is better able to take advantage of the leverage resulting from expected increase in revenues from Target as it adds new stores, and as the Company continues to maximize its opportunities with Target, and the new Zellers business in Canada.

       Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, were approximately $540,000 in the third quarter of 2003 and $580,000 in the third quarter of 2002, due to the differences in total revenue from Target, as discussed above.

       General and administrative expenses include payroll for the Company officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for free-lance artists and purchased artwork used in the design process. The aggregate payroll costs increased by approximately $132,000 in 2003, primarily due to increases in design personnel. The aggregate payroll costs include accrued bonuses of $407,000 in 2003, and $509,000 in 2002, which are payable under bonus plans covering two executive officers of the Company. Facility expenses also increased by approximately $42,000 to accommodate the additional personnel in 2003. At the beginning of 2003, the Company had 21 employees, as compared to 8 employees at approximately the same time in the previous year. The added personnel is expected to better service the Target business, while also implementing the new Zellers business in Canada, maximizing the potential of each of the respective businesses, as well as strengthening the Company's infrastructure for the future.

       Expenses for travel, free-lance artists, and purchased artwork incurred in connection with the design process increased by approximately $88,000 in 2003, primarily due to increased activity in connection with the Target business, as well as the implementation of the new Zellers business in Canada.

       S, G & A expenses in 2003 also include approximately $83,000 of costs in connection with a legal dispute pending final resolution. At September 30, 2003, the Company has expensed and accrued, but has not paid all commissions due under the agreement in dispute, as well as legal fees and interest awarded to the third party in arbitration, plus additional interest that might be due and payable on the past due amounts in the event the arbitrators' award and the related amounts reach a final resolution in the courts. The Company has also deposited with the court approximately $4.6 million to secure 150 percent of the judgment amount, pending a final resolution of this legal dispute which is further discussed in Part II, Item I - Legal Proceedings in this quarterly report.

       INTEREST (INCOME) EXPENSE, NET

       The Company recognized interest income of $18,000 in 2003, compared to interest expense of $70,000 in 2002. The decrease was due to a reduction in the Company's outstanding balance of a loan payable to a bank which was fully paid in June 2003, and increases in interest income.

       INCOME TAXES

         The Company recorded no tax provision on its pre-tax earnings in the third quarter of 2002, as any current tax component of the provision would have been offset by an equal deferred tax benefit, pending the Company's reevaluation of the allowance for its deferred tax asset. As of December 31, 2002, the Company completed the reevaluation, and reported a total deferred tax asset of $10 million. In the third quarter of 2003, the Company recorded a provision for income taxes of $420,000 which approximates the Company's combined statutory tax rate for federal and California state taxes, and reduced its deferred tax asset accordingly. During the three months ended September 30, 2002, the Company recorded an income tax benefit of $195,000 related to the refund of prior year income taxes.

       The Company has approximately $28 million and $18 million of federal and state income tax net operating loss carryforwards, respectively, available to offset taxable income beginning in 2003, which expire in various years through 2020. At September 30, 2003, the total deferred tax asset was approximately $7.4 million, with $3 million classified with current assets. The Company expects that taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry-forwards.

       NET EARNINGS

       The Company's net earnings for the third quarter of 2003 was $630,000, or $0.04 per diluted share, compared to net earnings of $1.6 million, or $0.10 per diluted share for the third quarter of 2002 due to the factors discussed above. As further discussed above, the Company's effective tax rate for the third quarter of 2002 was zero which is not comparable to the effective tax rate of 40 percent in the third quarter of 2003. As a result, the incremental tax expense recorded in the third quarter of 2003 was $420,000, or $0.03 per diluted share. The Company's taxable income is expected to be offset in the near-term, for the most part, by its net operating tax loss carryforwards. Comparable recurring pre-tax net earnings per diluted share were $0.07 in 2003, and $0.09 in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

       REVENUES

       Total revenue from license royalties and design service fees for the nine months ended September 30, 2003 were $16.9 million compared to $17.3 million in the same period of 2002.

       Design service fees and royalties recognized under the Target Agreement were $15.1 million for the nine months ended September 30, 2003 compared to $16.0 million in the same period of 2002, which included approximately $1.5 million of revenue recognized in 2002 which had been deferred during the initial contract period ended January 31, 2001 pending the results of a royalty audit, the reconciliation and settlement of accounts between the Company and Target, and the assessment of the underlying deferred revenue reserves, all of which was completed during the second quarter of 2002. The provisions that resulted in the deferral of revenue by the Company are not expected to recur. Exclusive of the nonrecurring revenue recognized in 2002, revenue from Target increased approximately $600,000 or 4 percent in 2003 as compared to 2002.

       Royalties and design service fees from customers other than Target increased approximately $500,000 or 38 percent in 2003 as compared to 2002. The increase was primarily due to the full launch of the Mossimo product line in Canada in mid-March 2003, under the agreement with Hudson's Bay Company for distribution through Zellers stores. The Company's revenues generated under the Target Agreement are expected to increase as Target adds new stores and the Company continues to maximize its opportunities with Target, and the new Zellers business in Canada is also expected to increase revenues as the Company begins to maximize its opportunities with Zellers, having recently completed the full launch of its product line.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       S, G & A expenses, increased to $10.4 million for the nine months ended September 30, 2003 from $8.9 million in the same period of 2002. S, G & A expenses were approximately 62 percent of total revenues in 2003, as compared to approximately 51 percent of total revenues in 2002 (56 percent based on 2002 recurring revenues). S, G & A expenses as a percent of revenues are expected to decrease in the future, as the Company is better able to take advantage of the leverage resulting from expected increase in revenues from Target as it adds new stores, and as the Company continues to maximize its opportunities with Target, and the new Zellers business in Canada.

       Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, decreased to approximately $2,234,000 in 2003 from approximately $2,385,000 in 2002, due to the differences in total revenue from Target, as discussed above.

       General and administrative expenses include payroll for the Company officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for free-lance artists and purchased artwork used in the design process. The aggregate payroll costs increased by approximately $809,000 in 2003, primarily due to increases in design personnel. The aggregate payroll costs include accrued bonuses of $1,870,000 in 2003, and $2,016,000 in 2002, which are payable under bonus plans covering two executive officers of the Company. Facility expenses also increased by approximately $135,000 to accommodate the additional personnel.

       Expenses for travel, free-lance artists, and purchased artwork incurred in connection with the design process increased by approximately $529,000 in 2003, primarily due to increased activity in connection with the Target business, as well as the implementation of the new Zellers business in Canada.

       S, G & A expenses in 2003 also include approximately $264,000 of costs in connection with a legal dispute pending final resolution. At September 30, 2003, the Company has expensed and accrued, but has not paid all commissions due under the agreement in dispute, as well as legal fees and interest awarded to the third party in arbitration, plus additional interest that might be due and payable on the past due amounts in the event the arbitrators' award and the related amounts reach a final resolution in the courts. The Company has also deposited with the court approximately $4.6 million to secure 150 percent of the judgment amount, pending a final resolution of this legal dispute which is further discussed in Part II, Item I - Legal Proceedings in this quarterly report.

       INTEREST EXPENSE, NET

       The Company incurred net interest expense in 2003 of $4,000, compared to $299,000 in 2002. The decrease was due to a reduction in the Company's outstanding balance of a loan payable to a bank fully paid in June 2003 and increases in interest income.

       INCOME TAXES

       The Company recorded no tax provision on its pre-tax earnings for the nine month period ended September 30, 2002, as any current tax component of the provision would have been offset by an equal deferred tax benefit, pending the Company's reevaluation of the allowance for its deferred tax asset. As of December 31, 2002, the Company completed the reevaluation, and reported a total deferred tax asset of $10 million. For the nine months ended September 30, 2003, the Company recorded a provision for income taxes of $2,580,000, which approximates the Company's combined statutory tax rate for federal and California state taxes, and reduced its deferred tax asset accordingly. During the nine months ended September 30, 2002, the Company recorded an income tax benefit of $195,000 related to the refund of prior year income taxes.

       NET EARNINGS

       The Company's net earnings for the nine months ended September 30, 2003 was $3.9 million, or $0.25 per diluted share, compared to net earnings of $8.3 million, or $0.53 per diluted share for the same period of 2002 due to the factors discussed above. In the second quarter of 2002, the Company recognized approximately $1.5 million of non-recurring revenue which had been previously deferred, as further discussed above. The recognition of the deferred revenue resulted in an increase of approximately $600,000 or $0.04 per diluted share to net earnings for the nine months ended September 30, 2002. As further discussed above, the Company's effective tax rate for the nine months ended September 30, 2002 was zero which is not comparable to the effective tax rate of 40 percent for the same period of 2003. As a result, the incremental tax expense recorded in the nine months ended September 30, 2003 was $2,580,000, or $0.16 per diluted share. The Company's taxable income is expected to be offset in the near-term, for the most part, by its net operating tax loss carryforwards. Comparable recurring pre-tax net earnings per diluted share were $0.41 in 2003, and $0.48 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities was approximately $2.1 million for the nine months ended September 30, 2003. Cash provided by operating activities primarily includes $3.9 million provided by net earnings, plus deferred income taxes of $2.6 million and increases in accrued commission of $2.2 million; net of increases in restricted cash of $4.6 million, and net changes in various other assets and liabilities in an aggregate amount of approximately $2.0 million. At September 30, 2003, the cash balance was approximately $8.8 million, as compared to $7.8 million at December 31, 2002. The increase of approximately $1.0 million is primarily the result of cash from operating activities of approximately $2 million, net of approximately $1.0 million in principal payments of bank debt. The restricted cash amount of $4.6 million had no material impact on the Company's liquidity and capital resources because similar amounts have been accrued but not paid pending a final resolution of a legal dispute with a third party which is further discussed above and in Part II, Item I - Legal Proceedings in this quarterly report. At September 30, 2003, working capital was approximately $12.2 million, as compared to approximately $6.0 million at December 31, 2002. The increase in working capital is primarily due to the impact of pre-tax net earnings recognized in the nine months ended September 30, 2003.

       Net cash used in investing activities was $107,000 in the nine months ended September 30, 2003, and was principally used to complete the facilities and equipment to accommodate additional staff.

       Net cash used in financing activities was approximately $1 million in the nine months ended September 30, 2003, and was primarily due to the final payments made on the loan payable to a bank, partially offset by proceeds from the sale of common stock upon the exercise of stock options. The Company fully paid the loan payable to a bank in June 2003, and as of September 30, 2003 has no debt outstanding other than to the trade which is incurred in the normal course of business.

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

       The Company believes that its available cash balances at September 30, 2003 and its expected net operating cash flows from operations during 2003 will be adequate to meet the Company's anticipated liquidity needs in 2003, including settlement payments that may be required upon the final resolution of an award for a claim of approximately $3 million, plus additional accrued commissions, interest, and other costs, as further described under Part II, Item 1 - Legal Proceedings in this quarterly report.

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

PART II - OTHER INFORMATION


ITEM  1 - LEGAL PROCEEDINGS

         In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003 and awarded the third party interest on the amounts due which had been withheld by the Company, and the recovery of the third party's legal fees. In January 2003, the Company deposited the total amount of $2,934,688 due under the award into a separate Company bank account, and filed a petition to vacate the award, including commissions, third party legal fees, and interest, on the basis that the evidence received during the arbitration hearing demonstrates that the finder's agreement between the Company and the third party is illegal under certain applicable California law. In January 2003 the third party filed a petition to confirm the award, including commissions, the third party's legal fees, and interest. In June 2003, the award was confirmed and a judgment entered in favor of the third party, and the third party was awarded additional interest. In June 2003 the Company filed an appeal to the judgment and in connection therewith deposited with the court approximately $4,585,000. The deposit secures 150 percent of the judgment amount. The Company could be liable for additional legal fees and interest payable to the third party if the appeal is not successful. There can be no assurance that the appeal will be successful. The Company continues to accrue and withhold payment of estimated commissions and interest that may be payable to the third party until this matter comes to a final resolution. At September 30, 2003, the Company had accrued approximately $5.6 million of unpaid commissions, legal fees, and interest potentially payable to the third party in connection with this matter. The $4,585,000 deposited with the courts was classified as restricted cash on the Company's balance sheet as of September 30, 2003; and the aggregate accruals of approximately $5.6 million were classified as accrued commissions and accrued liabilities on the Company's balance sheet as of September 30, 2003. All expenses recognized to date have been classified with operating expenses on the Company's statements or earnings.

ITEM  5 - OTHER INFORMATION

         In October 2003, Gia Castrogiovanni, the Company's Chief Operating Officer, resigned to pursue other opportunities. Her responsibilities have been divided among the Company's existing executives and senior staff.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  Exhibit - 31.1 - Rule 13a - 14(a) Certification of Principal Executive Officer

                  Exhibit - 31.2 - Rule 13a - 14(a) Certification of Principal Financial Officer

                  Exhibit - 32.1 - Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                  Exhibit - 32. 2 - Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


         (b)      Reports on Form 8-K

                  The Company filed the following reports on Form 8-K during the third quarter:

                  On November 6, 2003, the Company filed a current report on Form 8-K announcing the third quarter financial results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2003.


                                             MOSSIMO, INC.


                                 /s/          MOSSIMO GIANNULLI
                                 -----------------------------------------------
                                          Mossimo Giannulli
                                          President and Chief Executive Officer

                                 /s/          Manuel Marrero
                                 -----------------------------------------------
                                          Manuel Marrero
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


--------------------------------------------------------------------------------

                  Exhibit - 31.1 - Rule 13a - 14(a) Certification of Principal Executive Officer

                  Exhibit - 31.2 - Rule 13a - 14(a) Certification of Principal Financial Officer

                  Exhibit - 32.1 - Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                  Exhibit - 32. 2 - Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002