Form 10-K
period 2003-12-31
MOSSIMO INC
filed 2004-03-12
CIK 1005181

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO__________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference and Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as determined by Exchange Act Rule 12b-2). Yes | | No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2003, the last business day of the registrant's most recently completed quarter was approximately $31,819,000 (based on the closing sales price of the registrant's common stock on that date), and at February 13, 2004 was approximately $24,432,000.

The registrant had 15,738,442 shares of common stock, par value $.001 per share outstanding at February 13, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------
Part III of this Form 10-K incorporates by reference information from the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held within 120 days of the end of the fiscal year ended December 31, 2003.

FORWARD LOOKING INFORMATION

         This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company's future operating results, the success and longevity of its licensing program with Target in the United States, Hudson's Bay Company in Canada, and other licensees, the Company's success with operating its newly acquired Modern Amusement assets, the Company's ability to meet its liquidity needs, and the outcome of the Company's legal proceedings. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. The words "anticipate", "believe", "may", "estimate", "plan", "expect", "future", "intend", "will", "should", "continue" and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. Such statements are based on management's current expectations and are subject to certain risks, uncertainties and assumptions, including those described in "Business - Risk Factors". Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of factors, including a termination or adverse modification of the Company's license relationships with Target and others, changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors described in "Business-Risk Factors." Accordingly, undue reliance should not be placed on these forward-looking statements.

         Forward looking statements include known or unknown risks and uncertainties that may cause our results, performance and stock price to be materially different from the forward looking statements. In particular, the forward looking statements in this Form 10-K include, among other things, statements regarding or expectations about our future revenues and earnings, and the outcome of our litigation with a third party regarding commissions payable on revenue derived under the Target agreement.

ITEM 1 - BUSINESS

GENERAL

         Mossimo, Inc. (the Company) is a Delaware corporation formed in November 1995, and presently operates as a designer and licensor of apparel and related products. A substantial amount of the Company's operations relate to an agreement with Target Corporation ("Target").

         The Company entered into a multi-year licensing and design services agreement with Target in March 2000 which was subsequently amended in April 2002, and in February and June 2003 (hereinafter referred to as the "Target Agreement"). Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo branded products sold in the United States. The Company, therefore can not enter into any other wholesale or retail licensing agreements in the United States with respect to the Mossimo brand.

         Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products that varies according to the volume of sales of merchandise. Target had agreed to pay minimum guaranteed fees of approximately $9.6 million annually. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15% commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006. The next renewal option could be exercised by Target on or before January 2005, this renewal option could extend the Target Agreement thru January 2008, if it is exercised by Target.

         In addition to the Target Agreement, the Company also licenses its Mossimo trademarks and provides design services outside of the United States, and also licenses its Mossimo trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

         In May 2002, the Company entered into an exclusive agreement with Hudson's Bay Company. Under the agreement the Company provides product design services, and licenses the Mossimo trademark to Hudson's Bay Company for exclusive use in Canada. The Company receives license royalties and design service fees. Hudson's Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. Hudson's Bay Company fully launched the Mossimo branded product in mid-March 2003 for distribution through its Zellers stores in Canada.

         In January 2004 the Company acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement, Inc. ("Modern Amusement"). Modern Amusement will design, merchandise, source, market, sell and distribute wholesale apparel and related accessories for young men and young women. The "Modern Amusement" registered brand is principally focused on premium west coast-lifestyle apparel and related accessories. The products are offered at moderate to upper price points thru traditional specialty store and better department store distribution channels. This line of business is expected to diversify the Company's current design and licensing business of its Mossimo brand product thru mass retail distribution channels.

DESIGN AND MERCHANDISING

         The cornerstone of the Company's business is its ability to design products embodying the image of a contemporary, active, and youthful lifestyle. The Company's designs are inspired by subtle changes in culture and society including such areas as music, television, cinema, architecture and other forms of artistic expression, and appeal to the contemporary consumer. The work of the Company's design staff reflects the Company's fashion conscious consumer as they consistently monitor changes in fashion, style, culture and society, and develop designs that interpret such trends considering the targeted consumer group. The Company's product design and merchandising services provided to licensees, along with the right to approve design, advertising, and promotional materials are an important aspect for continuity of product quality, maintaining and enhancing the Company's distinctive image and the value of its Mossimo trademark.

PRODUCTS

         MEN'S, WOMEN'S AND CHILDREN'S APPAREL AND ACCESSORIES. Mossimo branded apparel encompass a variety of products, including: knit and woven tops (including polo shirts and collared, button-down shirts); outerwear, including sweaters and jackets; denim and related products, including jeans, shirts and jackets; dresses; pants; screenprinted and embroidered sweatshirts and tee-shirts; and shorts. These products are designed exclusively for distribution under the Company's licensing agreements (Target in the United States and Hudson's Bay Company for distribution through Zellers stores in Canada). The initial Target licensed product lines were launched in Target's stores in the Fall of 2000 and through Zellers stores in Spring of 2003. The Company complements its apparel product lines with footwear and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

         HOME PRODUCTS. In Canada the Company has expanded its Mossimo branded product line to include home products such as towels and sheets, as well as a complete line of kitchen, bedroom and bath soft good products and accessories. These products were launched thru Zellers stores in Spring of 2003.

         OPTICS LINE. The Company has an exclusive license agreement with the Marcolin Group for the production and distribution of the Mossimo branded product line of eyewear, including sunglasses, sport glasses and optical frames. Marcolin sells Mossimo branded eyewear through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores. This agreement, however, permits Target to sell Mossimo branded eyewear in Target stores. The license agreement extended through December 31, 2003, and is in the process of being renewed. Over the past three years, the Company has recognized annual revenues in the range of $150,000 to $200,000 that might be at risk in the future if this agreement is not renewed.

         WOMEN'S SWIMWEAR AND BODYWEAR. The Mossimo branded product line of women's swimwear and bodywear is manufactured and distributed through Target stores in the United States under an exclusive license agreement with The Lunada Bay Corporation. The high quality swimwear products include one-piece and two-piece swimsuits which are fashion-oriented and targeted towards youthful-minded, body-conscious women. The line of women's body wear is a collection of fashionable fitness active wear which is designed and manufactured using materials such as lycra, tactel and flexcel nylon that stretch and compensate for body movements during strenuous exercise. The license agreement extends through September 30, 2004, and is renewable annually.

         MODERN AMUSEMENT BRANDED PRODUCTS. Modern Amusement is focused on design and distribution of premium branded west coast-lifestyle casual sportswear apparel and related accessories for young men and young women under the Modern Amusement trademarked brand.

         The Company operates in one principal business segment across domestic and international markets. International sales are primarily made through the Company's licensees in their respective territories.

SOURCING, MANUFACTURING, AND DISTRIBUTION

         Substantially all Mossimo branded products are sold in the United States through Target. The Target Agreement provides that Target is responsible for product development, sourcing, manufacturing, quality control, distribution, and inventory management.

         The agreement with Hudson's Bay Company in Canada for Mossimo branded products includes sourcing, manufacturing, distribution, and inventory management provisions similar to the Target Agreement.

         The Modern Amusement business includes sourcing manufactured products, distribution, and inventory management of apparel and related accessories under the Modern Amusement trademarked brand.

MARKETING AND ADVERTISING

         The Company has developed a distinctive image of a contemporary, active, and youthful lifestyle and strives to maintain consistency through the coordination of product merchandising, advertising, and marketing promotions.

         As a result of the Target Agreement, the Company primarily relies on its licensees to advertise the Mossimo branded product and intends to continue to promote a positive brand image through licensee-sponsored advertising and marketing promotions. Under the terms of the Target Agreement, the Company has approval rights for marketing and advertising materials.

         The agreement with Hudson's Bay Company in Canada includes provisions for licensee-sponsored advertising and marketing promotions of the Mossimo branded product with Company approval rights similar to the Target Agreement.

         The Modern Amusement business includes marketing and advertising of apparel and related accessories under the Modern Amusement trademarked brand, as well promoting the Modern Amusement.

LICENSING

         Through the Target Agreement, the Company has licensed to Target the exclusive right to manufacture and distribute substantially all Mossimo branded products sold in the United States. The original term of the agreement extended through January 31, 2004, If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003. Target exercised its first renewal option extending the Target Agreement through January 31, 2006. The next renewal option could be exercised by Target on or before January 2005, this renewal option could extend the Target Agreement thru January 2008, if it is exercised by Target.

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

         The Company enters into International licensing agreements of its Mossimo branded products for certain geographical territories when the Company believes such arrangements provide effective manufacturing, distribution and marketing of such products. The Company generally maintains substantial control over the design, quality, advertising, and marketing of its licensed products, and maintains a policy of evaluating its licensing arrangements to ensure consistent presentation of the Mossimo brand image.

         The Company has licensed the exclusive right to manufacture and distribute eyewear bearing its Mossimo trademarks through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores pursuant to a license agreement with the Marcolin Group. This agreement extended through December 31, 2003, and is in the process of being renewed.


         The Company has licensed the exclusive right to manufacture and distribute women's swimwear and bodywear bearing its Mossimo trademarks through Target stores in the United States pursuant to a license agreement with The Lunada Bay Corporation. This agreement extends through September 30, 2004, and is renewable annually.

         The Company has additional license agreements pursuant to which third party licensees have the exclusive right to manufacture and distribute certain products bearing the Company's Mossimo trademarks according to designs furnished or approved by the Company in specified territories outside of the United States.

          In May 2002, the Company entered into an exclusive agreement with Hudson's Bay Company. Under the agreement the Company provides product design services, and licenses the Mossimo trademark to Hudson's Bay Company for exclusive use in Canada. The Company receives license royalties and design service fees. Hudson's Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. Hudson's Bay Company fully launched the Mossimo branded product in mid-March 2003 for distribution through its Zellers stores in Canada.

         Under all license agreements, the Company retains approval rights with respect to the design of products, advertising, and marketing. All payments under the Target Agreement are due on a quarterly basis and range from one to four percent of net sales depending on the volume of sales achieved in each contract year. Under all other license agreements, royalty payments are due generally on a quarterly basis and range from approximately two to seven percent of the licensee's net sales.

TRADEMARKS

         The Company utilizes a variety of trademarks, including the script Mossimo (signature), MOSS, MOSSIMO (in block lettering), Baby Moss and Mossimo Giannulli trademarks. Currently, the Company has 15 registrations and 2 pending applications for its trademarks in the United States, and approximately 350 trademark registrations and applications in over 70 other countries.

         In connection with the Modern Amusement business, the Company acquired worldwide trademark rights, except for the Asia territory. The current Modern Amusement trademark portfolio includes 13 registrations and 6 pending applications in ten nations.

         The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the sales and marketing of its products. The Company vigorously protects its trademarks against infringement by using, among other things, cease-and-desist letters, administrative proceedings, and applicable legal action.

COMPETITION

         Competition in the contemporary apparel and related fashion accessories industry is extensive. The Company's products are subject to competition from designer and non-designer lines sold in a wide variety of retail stores, including Target stores, many of which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own private labels.

         The Company's Mossimo brand products compete based on factors including brand name appeal, design, style and color selection, quality of garment construction and price. Such competitors include Cherokee, Sideout, The GAP, Old Navy, V.F. Corp., Levi Strauss, Quicksilver, among others. Increased competition by existing and future competitors could result in reductions in retail sales and reductions in revenues to the Company, or reduction of prices of the Company's products that could have a material adverse effect on the Company's revenues, financial condition, and results of operations. The Company's success is dependant on its licensees' ability to manufacture and sell product bearing the Mossimo brand and to respond to ever changing consumer demands.

         The Company expects that its products will continue to face significant competition in the future, in particular as other companies with established trademarks enter into licensing arrangements with retailers.

PERSONNEL

         The Company currently employs eighteen full time employees, and also employs temporary personnel on an as needed basis. A substantial number of the Company's personnel and resources are dedicated to providing design services. The Company believes that it is able to recruit and retain the high level of creative personnel to continue to provide the necessary design services to maintain the continuity of product quality, the Company's distinctive image, and the value of its trademarks. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

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

DEPENDENCE ON THE TARGET STORES LICENSE

         The Company's revenues under the Target Agreement commenced in November 2000, and represented 88% in 2003, and 92% in 2002 and 2001, of total revenue. The Company expects that its revenues under the Target Agreement will continue to represent a significant portion of the Company's total revenues during the remaining term of the Target Agreement, which has been extended through January 2006, and is subject to future extension. Because the amount of the Company's revenues under the Target Agreement are dependent on the sales of Mossimo brand products in Target stores, the Company's revenue potential is impacted by the number of Target stores and the patronage at these stores. Termination or non-extension of the Target Agreement, or a material adverse change in the business of Target stores, could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company would be able to replace the Target revenue from other sources. The Target agreement requires a one year advance notice of extension. In the event that Target does not extend the agreement, the Company would have the opportunity to enter into one or more license agreements for the Mossimo brand prior to the expiration of the Target agreement.

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

NEW PRODUCT INTRODUCTIONS

         The Company's success is dependent upon its ability to create and develop new product designs and new product lines. As is typical with new products, demand for and market acceptance of new designs and products introduced by the Company is subject to uncertainty. There can be no assurance that the Company's efforts will be successful. In addition, the failure of new product designs or new product lines to gain sufficient market acceptance could adversely affect the image of the Mossimo brand name and consumers' demand for other Mossimo branded products.

DEPENDENCE ON KEY PERSONNEL

         The success of the Company is largely dependent on the efforts and abilities of its design staff, which includes Mossimo Giannulli, the Company's founder and Chief Executive Officer. The Company has only eighteen employees, and Mr. Giannulli's leadership and experience in the apparel licensing industry is critical to the successful implementation of the Company's business and marketing strategy. The Company has key person life insurance covering Mr. Giannulli. The Target Agreement is subject to early termination under certain circumstances, including a material failure by Mr. Giannulli to perform certain services or the termination of employment, death or permanent disability of Mr. Giannulli, or a material change in his ownership or control of the Company which is deemed to materially affect the Company's ability to perform its obligations under the Target Agreement. During 2003, the Company extended the employment agreement with Mr. Giannulli thru January 2006 to coincide with the extension of the Target Agreement. The loss of Mr. Giannulli services could have a material adverse effect on our business, financial condition, and results of operations.

UNCERTAINTIES IN APPAREL RETAILING; GENERAL ECONOMIC CONDITIONS

         The apparel industry historically has been subject to substantial economic cyclical variations. Economic observers have recently commented that the United States economy may be rebounding. As the economic conditions change the trends in discretionary consumer spending become unpredictable, and could be subject to reductions due to uncertainties about the future. When discretionary spending is reduced, purchases of apparel and related products tend to decline. Additionally, the continued military responses to current International military situations, and possible future terrorist attacks on the United States may exacerbate current economic conditions and lead to a downturn in the economy. Adverse economic conditions and any related decreases in discretionary spending by consumers could have a material adverse effect on the Company's results of operations.

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

CERTAIN FEDERAL TAX CONSEQUENCES

         In addition to the Company's taxable income being subject to federal, state and local income taxes, the Company may be classified as a "personal holding company" from time to time. Personal holding company status results from more than 50% of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60% of the Company's income, as defined, being derived from royalties. Personal holding companies are subject to an additional federal tax at a 15% tax rate on undistributed after tax earnings.

         Over 50% of the value of the Company's outstanding stock is owned by one stockholder, and in 2002 and 2001, more than 60% of the Company's income, as defined, was derived from license royalties. Accordingly, the Company was classified as a personal holding company in 2002 and 2001. However, no personal holding company tax was due in 2002 because the Company recognized certain expenses for tax purposes in 2002 that had been recognized in previous years for financial reporting purposes, and which offset the taxable income subject to personal holding company tax in 2002. In addition, no personal holding company taxes were due in 2001 because the Company was able to use its tax operating loss carry forward to offset the taxable income subject to personal holding company tax in 2001. In 2003 less than 60 percent of the Company's income, as defined, was derived from license royalties, accordingly it was not classified as a personal holding company and was not subject to the personal holding company tax. The Company intends to continue to take appropriate measures to avoid being classified as a personal holding company in future years. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in the future.

NEW WHOLESALE BUSINESS

         In January 2004, the Company acquired Modern Amusement, which is focused on design and distribution of premium branded west coast-lifestyle casual sportswear apparel and related accessories for young men and young women under the Modern Amusement trademarked brand. The Modern Amusement business includes sourcing manufactured products, wholesale distribution, inventory management, marketing, promoting, and advertising of apparel and related accessories under the Modern Amusement trademarked brand. While the acquired business is relatively small, as the Company expands into the wholesale products business, it will encounter increased exposure to excess and obsolete inventories, potential delays and cancellations from sourcing manufactured products domestically and internationally, and product returns and allowances from retail customers, as well as marketing, promotion and advertising expenditures that may not result in successful campaigns.

CODE OF ETHICS

         The Company has adopted a Code of Ethics in accordance with the rules of the Securities and Exchange Commission and NASDAQ. A copy of such a code can be obtained by written request from:
                    Chief Financial Officer
                    Mossimo, Inc.
                    2016 Broadway
                    Santa Monica, CA 90404

ITEM 2 - PROPERTIES

         The Company's current corporate headquarters and design studios are located in Santa Monica, California and consist of a leased facility totaling approximately 6,000 square feet of space. In January 2004, the Company expanded its leased facilities to approximately 9,000 square feet of space to also accommodate newly acquired Modern Amusement at a near-by but separate facility.

ITEM 3 - LEGAL PROCEEDINGS

         In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003 and awarded the third party the commissions owed, interest on the amounts due which had been withheld by the Company, and the recovery of the third party's legal fees. In January 2003, the Company filed a petition to vacate the award, including commissions, third party legal fees, and interest, on the basis that the evidence received during the arbitration hearing demonstrated that the finder's agreement between the Company and the third party was illegal under certain applicable California law. In January 2003 the third party filed a petition to confirm the award, including commissions, the third party's legal fees, and interest. In June 2003, the award was confirmed and a judgment entered in favor of the third party, and the third party was awarded additional interest. In June 2003 the Company filed an appeal to the judgment and in connection therewith deposited with the court approximately $4,585,000. The deposit secured 150% of the judgment amount. In January 2004 the appeal decision was rendered in favor of the third party, and the Company is proceeding with an appeal to the Supreme Court of the State of California. The Company could be liable for additional legal fees and interest payable to the third party if the appeal to the Supreme Court of the State of California is not successful. There can be no assurance that the appeal will be successful.

         At December 31, 2003, the Company had accrued approximately $6.4 million of unpaid commissions, legal fees, and interest potentially payable to the third party in connection with this matter. The $4,585,000 deposited with the courts was classified as restricted cash on the Company's balance sheet as of December 31, 2003. In addition, approximately $1.8 million of cash and cash equivalents have also been segregated from normal operating funds, and are liquid and available for payment to the third party if and when those amounts become payable by court order. If the payment of the $6.4 million is required as a result of a court order, such a payment is not expected to have a material impact on the Company's liquidity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR SECURITIES

         The Company's common stock began trading in February 1996 on the New York Stock Exchange ("NYSE") upon completion of the Company's initial public offering (trading symbol "MGX"). In May 2000, trading of the Company's common stock was suspended by the NYSE, the Company's common stock was subsequently delisted, and the Company's common stock commenced trading on the National Association of Securities Dealers Over-the-Counter Bulletin Board under the symbol MGXO.OB. In April 2002 the Company became listed and initiated trading on NASDAQ Small Cap (trading symbol "MOSS").

         On February 13, 2004, the closing sales price of the Company's common stock reported on NASDAQ was $4.47 per share. The high and low sales prices of the Company's common stock reported by the applicable quotation system (NASDAQ - April to December 2003; Over-the-Counter Bulletin Board - January 2002 thru March 2002) were as follows:

                                                                    2002
                                                            --------------------
                                                               HIGH       LOW
                                                               ----       ---
First Quarter..............................................  $   8.10  $   3.46
Second Quarter.............................................  $  13.19  $   7.70
Third Quarter..............................................  $   9.49  $   5.30
Fourth Quarter.............................................  $   7.85  $   5.50

                                                                    2003
                                                            --------------------
                                                               HIGH       LOW
                                                               ----       ---
First Quarter..............................................  $   6.65  $   4.41
Second Quarter.............................................  $   4.89  $   3.50
Third Quarter..............................................  $   6.70  $   4.00
Fourth Quarter.............................................  $   6.25  $   4.16


         The high and low trades of our common stock reported by the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         As of February 13, 2004, the Company had 197 stockholders of record. This does not include beneficial owners whose shares may be held of record by brokerage firms and clearing agencies.

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

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                             2003        2002         2001       2000        1999
                                                           ---------   ---------   ---------   ---------   ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net sales of apparel and related products ...............  $     --    $     --    $     --    $ 24,150    $ 47,393
Revenue from license royalties and design service fees ..    19,895      19,881      16,666       3,475       3,686
                                                           ---------   ---------   ---------   ---------   ---------
    Total revenues ......................................    19,895      19,881      16,666      27,625      51,079
Cost of sales of apparel and related products ...........        --          --          --      20,730      37,069
                                                           ---------   ---------   ---------   ---------   ---------
                                                             19,895      19,881      16,666       6,895      14,010
Operating expenses ......................................    13,477      12,525      10,455      19,017      26,101
                                                           ---------   ---------   ---------   ---------   ---------
Operating earnings (loss) ...............................     6,418       7,356       6,211     (12,122)    (12,091)
Other (income) expense, net .............................        --        (181)       (536)       (760)          3
Interest (income) expense, net ..........................       (23)        276         864         923         834
                                                           ---------   ---------   ---------   ---------   ---------
Earnings (loss) before income taxes .....................     6,441       7,261       5,883     (12,285)    (12,928)
Provision (benefit) for income taxes - Note (a) .........     1,875      (6,404)     (3,153)          3          13
                                                           ---------   ---------   ---------   ---------   ---------

Net earnings (loss) .....................................  $  4,566    $ 13,665    $  9,036    $(12,288)   $(12,941)
                                                           =========   =========   =========   =========   =========
Net earnings (loss) per common share:
    Basic ...............................................  $   0.29    $   0.89    $   0.59    $  (0.81)   $  (0.86)
                                                           =========   =========   =========   =========   =========
    Diluted .............................................  $   0.29    $   0.87    $   0.59    $  (0.81)   $  (0.86)

Weighted average common shares outstanding:
    Basic ...............................................    15,613      15,409      15,254      15,080      15,050
                                                           =========   =========   =========   =========   =========
    Diluted .............................................    15,658      15,648      15,290      15,080      15,050
                                                           =========   =========   =========   =========   =========

 Note (a): Reflects the reductions of the valuation against certain components of deferred tax assets in 2002 and 2001.


                                                          DECEMBER 31,
                                                          ------------
                                       2003        2002       2001       2000        1999
                                     ---------  ---------  ---------   ---------   ---------
                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ..................   $ 12,251   $  5,971   $ (1,342)   $ (5,423)   $   (680)
Total assets .....................   $ 26,413   $ 20,536   $  9,294    $  1,964    $ 10,736
Long-term debt ...................   $     --   $     --   $     --    $     --    $      3
Other long-term liabilities ......   $     --   $    191   $  1,596    $  5,676    $     --
Stockholders' equity (deficit) ...   $ 19,012   $ 13,480   $   (678)   $(10,458)   $  2,396

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto set forth in this Form 10-K commencing on page F-1.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Our financial results are significantly impacted by our staffing levels and key executive compensation, and by the retail sales of our Mossimo branded products under the licensing and design services agreement with Target, which is exclusive to the United States. Under the Target agreement, we earn fees based on percentage of Target stores net sales of Mossimo branded product. The percentage varies according to the volume of sales. We earn 4% on the first $100 million of sales, 2-1/4 % on $100 million to $500 million of sales, and 1% on sales above $500 million each year. As a result, we recognize a higher level of revenues early in the year when the higher rates apply to the net retail sales base.

         Revenues from Target were 88% and 92% of total revenues in 2003 and 2002, respectively. This change was primarily due to the introduction of our Mossimo branded products into Canada during March of 2003, under a licensing and design services agreement with Hudson's Bay Company for distribution thru its Zellers stores exclusively in Canada. The Canadian business has diversified our customer base and expanded our territory coverage of the Mossimo brand. Total revenues were approximately the same in 2003 and 2002 at $19.9 million. However, in 2002 we recognized $1.5 million in revenues which had been deferred during the initial Target contract year pending the results of an audit that was completed in second quarter of 2002. Excluding the $1.5 million of non-recurring revenue in 2002, total revenue in 2003 increased by $1.5 million, or 8%, and revenue from Target increased 4% from 2002. The increase in revenue from sources other than Target were primarily due to the new Canadian business. We expect increases in future revenues from Canada, as well as modest increases in future revenues from Target.

         The major components of selling, general and administrative (S, G & A) expenses are payroll and personnel, executive bonuses, commissions payable to a third party in connection with the Target agreement, and expenses incurred in connection with design related and business development activities such as travel, samples and artwork purchases, and free-lance artists, as well as facilities, legal, accounting, and insurance expenses. Our S, G & A increased approximately $900,000, or 8% from 2002 to 2003, principally due to increases in personnel and related payroll expenses of approximately $850,000 and increases in design related and business development activities expenses of approximately $650,000, which was partially offset by reductions in executive bonuses of $450,000 and commissions of $150,000. The increases in personnel and design related activities were necessary to better serve the Target business in the United States, and to launch the new Canadian business with Zellers. Executive bonuses were reduced consistent with the Company's comparative performance. These bonuses which are determined at the discretion of the Board of Directors, in accordance with a performance criteria outlined in the respective bonus plans, and are subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee, are estimate and accrued on a quarterly basis, with a final determination made by the Board of Directors at the end of each year. Commissions were less this year because of the non-recurring Target revenue recognized last year. We continue our business development activities in search of growth opportunities for the Company. We do not expect that further increases in staff or design related activities will be necessary in order to service the Target and Zellers business in the future.

         As further discussed in Item - 3 Legal Proceedings of this report, we have a dispute over the commissions payable to a third party which relate to our agreement with Target. In connection with pursuing our claim, we incurred $600,000 in 2002 and $643,000 in 2003. These costs include interest and legal fees that would be due to the third party in the event that our appeal to the Supreme Court of the State of California fails. In addition to these costs, accrued and unpaid commissions payable to the third party would also be due. We accrue these costs based on the contractual rate for commissions, based on the maximum legal rate for interest of 10% applied to the unpaid balance, and based on estimates of legal fees incurred by the third party when such estimates are reasonably determinable. Total amount of accrued commissions, interest and legal fees at December 31, 2003 was approximately $6.4 million, and sufficient cash had been segregated and was available to pay this amount if necessary. We expect to incur additional commissions under the underlying agreement, plus interest on the unpaid amounts, and legal fees for as long as we continue to pursue this claim.

         At the end of 2002 we completed our assessment of the benefit to be derived from our tax net operating loss carry forward and recorded a benefit for income taxes of $6.4 million, which increased our diluted net earnings per share by $0.41. We reduced the valuation allowance previously provided against our deferred tax asset, as a result of the extension of the Target Agreement through January 31, 2006, and the reevaluation of our forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. In 2003 we recorded a provision for income taxes of approximately $1.9 million, which decreased diluted net earnings per share by $0.12, this provision is based on the applicable statutory rates for federal and California state taxes, at an effective rate of 40%, net of an additional deferred tax asset of approximately $700,000 recognized in 2003. A substantial amount of the 2003 provision for income taxes is a deferred expense and represents a reduction of the corresponding deferred tax asset to reflect the utilization of our tax net operating loss carry forwards.

         Diluted net earnings per share were $0.29 in 2003 and $0.87 in 2002. However, we believe that it is important to compare pretax diluted earnings per share of $0.41 in 2003 and $0.46 in 2002, because of the significant impact that the benefit for income taxes has on the 2002 net earnings.

         The recent acquisition of the Modern Amusement assets was completed in January 2004, and has no material impact on operating results for 2003. We do not expect that Modern Amusement will have a significant impact in the near term on the Company's operating results.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Revenues from Target were 92% of total revenues in 2002 and 2001, and total revenues increased approximately 19% to approximately $19.9 million in 2002, from approximately $16.7 million in 2001. This increase was primarily due to a 10% increase in normal ongoing revenues from Target, and revenues of $1.5 million recognized in 2002, which had been deferred during the initial Target contract year pending the results of a royalty audit completed in second quarter of 2002, which is not expected to recur. The remaining revenues are derived from license fees from other agreements.

         Our S, G & A increased approximately $1.5 million, or 14% in 2002 from 2001, principally due to increases in personnel related payroll of approximately $1 million, increases in commissions of approximately $400,000, increases in design related and business development activities expenses of approximately $600,000, and increases in other S, G & A expenses of approximately $450,000. The increases were partially offset by reductions in executive bonuses of approximately $1 million. The bonus plan covering the Company's Chief Executive Officer was changed in 2002 to a discretionary plan, not to exceed a formula based amount, from strictly a formula based plan in 2001. During 2002, the discretionary bonuses, not to exceed the 2002 formula, were determined at the discretion of the Board of Directors and were lower than those calculated under the 2001 formula. The Company's total personnel increased from eight employees at the beginning of 2002 to twenty employees by the end of 2002. The increases in personnel and design related activities were necessary to better serve the Target business in the United States, and to implement the new Canadian business with Zellers, which was expected to fully launch in March 2003. Commissions are directly related to Target revenue and the increase is consistent with same. Other S, G & A expenses increased primarily due to expenditures incurred in connection with initiating the Company's listing on NASDAQ in April 2002.

         As further discussed in Item - 3 Legal Proceedings of this report, at the beginning of 2002, we began to pursue a claim in connection with a dispute over commissions payable to a third party which relate to our agreement with Target, and we incurred approximately $600,000 in related costs during 2002. These costs include incremental interest and legal fees that would be due to the third party in the event that a final decision is rendered in their favor. In addition to these costs, accrued and unpaid commissions payable to the third party would also be due. The total amount of accrued commissions, interest and legal fees at December 31, 2002 was approximately $2.9 million.

         We incurred net interest expense of approximately $276,000 in 2002, compared to net interest expense of approximately $864,000 in 2001. The decrease was due primarily to a reduction in the applicable variable interest rate, reductions of the outstanding balance of the loan payable to a bank, and additional interest income earned in 2002.

         At the end of 2002 we completed our assessment of the benefit to be derived from our tax net operating loss carry forward and recorded a benefit for income taxes of $6.4 million, as compared to a benefit for income taxes of $3.2 million recorded in 2001. In 2002, we further reduced the valuation allowance previously provided against our deferred tax asset, as a result of the extension of the Target Agreement through January 31, 2006, and the reevaluation of our forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. Diluted net earnings per share were $0.87 in 2002, and $0.59 in 2001. However, we believe that it is important to compare pretax earnings per share of $0.46 in 2002, and $0.38 in 2001, because of the significant impact that the benefit for income taxes has on net earnings.

LIQUIDITY AND CAPITAL RESOURCES

         We have generated substantial amounts of cash from operations in the past two years. However, we have not paid $6.4 million of cumulative commissions and other costs due a third party as further discussed in Item - 3 Legal Proceedings of this report. Accordingly, we have accumulated a total cash balance of approximately $14.3 million as of December 31, 2003. We have segregated $6.4 million of the total cash balance from our normal operating funds in order to have it available to settle amounts due to the third party under the legal dispute in the event that a final decision is rendered in their favor. We deposited $4.6 million of the total $6.4 million with the court having jurisdiction over this matter and classified this amount as restricted cash in the accompanying balance sheet as of December 31, 2003. The balance of approximately $1.8 million has been segregated in a separate Company account and included with cash and cash equivalents in the accompanying balance sheet as of December 31, 2003. Aside from the $6.4 million we have approximately $7.9 million of cash available for normal operations. If the payment of the $6.4 million is required as a result of a court order, such a payment is not expected to have a material impact on our liquidity.

         We have been effective at paying off all outstanding indebtedness and we are well positioned to satisfy our contractual obligations and ongoing operating requirements. Because of our certainty of contractual guaranteed minimums under the Target agreement, and our relatively high operating margins, we are confident in our ability to continue to generate positive cash flow from operations. Further, the available net operating loss carry forward will significantly reduce our tax payments at least thru January 2006. During 2003, we repaid the remaining $1.1 million of bank debt. We have no current plans to incur new debt obligations or to enter into new long-term contractual obligations, capital leases, or significant capital projects.

         There were no significant changes in our cash flows in 2003 as compared to 2002. The primary cash sources are from fees collected under our design services and licensing agreements, primarily Target. Our most significant cash outflow is our personnel costs, including bonuses.

         We have a commission obligation under an agreement with a third party for 15% of fees received from Target for the duration of the Target agreement thru January 2006, and for subsequent extensions if they are exercised by Target. No cash payments were made for commissions in 2003, although all commissions of approximately $2.6 million due in 2003 under contract were accrued at December 31, 2003. Future commission amounts will vary depending on the fees to be received from Target. The underlying agreement is in dispute, as further discussed in Item - 3 Legal Proceedings of this report, and there is no assurance that this agreement with the third party could be terminated. We anticipate having the resources available to meet the obligations under this agreement as they become due, regardless of the final resolution of the dispute.

         In January 2004 we completed the acquisition of the Modern Amusement assets and we amended our facility lease increasing our space from approximately 6,000 square feet to approximately 9,000 square feet, and extending the lease term thru July 2009. The expanded facility is intended to also accommodate Modern Amusement. The future annual obligation under the amended lease varies each year, starts at approximately $290,000 in 2004, increasing to $334,000 in 2008. The purchase price of the Modern Amusement assets of $250,000 plus the acquisition costs were funded with existing cash. We are in the process of finalizing the business plans for Modern Amusement, including the required cash and liquidity resources which are not expected to have a significant impact on our liquidity and capital resources in 2004, due to the size of the acquired business being relatively small. Future cash and liquidity resources required beyond 2004 will depend on our planned expansion of the Modern Amusement business.

         The Company is approached from time to time by parties seeking to sell their businesses, brands and related trademarks. Should an established viable business and marketable brand become available on favorable terms, the Company may be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, with available cash as well as different financing alternatives, including the issuance of debt instruments and / or equity securities.

         The following table provides information related to our contractual cash obligations under various financial and commercial agreements (amounts in thousands):

                                                 Payments Due by Period(s):
Contractual Obligations                          Less than 1 year   1 - 3 years  4 - 5 years  After 5 years   Total
-----------------------                          ----------------   -----------  -----------  -------------  -------
Long-Term Debt                                   $       --         $     --     $     --     $     --       $    --

Capital Lease Obligations                                --               --           --           --            --

Operating Leases (a)                                    290              621          658          196         1,765

Unconditional Purchase Obligations                       --               --           --           --            --

Other Long-Term Obligations (b), (c), (d), (e)        1,290            1,475           10           --         2,775
                                                 -----------        ---------    ---------    ---------      --------
Total Contractual Cash Obligations               $    1,580         $  2,096     $    668     $    196       $ 4,540
                                                 ===========        =========    =========    =========      ========

Notes:
(a) These amounts represent future minimum non-cancelable lease payments under an operating lease agreement through July 2009 for our office and design studio facilities in Santa Monica, California including the future facilities for Modern Amusement.

(b) These amounts include $900,000 per year under our employment agreement with Mossimo Giannulli, our Chairman and Chief Executive Officer through January 2006, that provides for a $900,000 annual salary, plus a bonus which is determined at the discretion of the Board of Directors, in accordance with a performance criteria outlined in the bonus plan, and is subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee under the Target Agreement. The future bonus amounts, if any, have been excluded because they are at the discretion of the Board of Directors and can not be determined.

(c) We have a bonus agreement with Edwin Lewis, our Vice-Chairman and President that provides for a bonus which is determined at the discretion of the Board of Directors, in accordance with a performance criteria outlined in the bonus plan, and is subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee under the Target Agreement. The future bonus amounts, if any, have been excluded because they are at the discretion of the Board of Directors and can not be determined.

(d) We have a commission obligation under an agreement with a third party for 15% of fees received from Target for the duration of the Target agreement thru January 2006, and for subsequent extensions if they are exercised by Target. The future commission amounts have been excluded because they are based on future Target fees and can not be determined. (See Item-3 Legal Proceedings)

(e) The amount for less than one year includes a payment of $150,000 made in January 2004, in connection with the purchase agreement for Modern Amusement. In addition, we have an employment agreement with Jeff Yokoyama of Modern Amusement, that provides of an annual salary of $250,000 thru January 2007, plus bonuses to be determined based on net sales of Modern Amusement. The future bonus amounts, if any, have been excluded because they are based on future Modern Amusement net sales and can not be determined.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. Revenue from license royalties and design service fees are generally collected on a quarterly basis, and they range from one percent to seven percent of sales, as defined in the respective agreements. A substantial amount of the Company's revenue is generated under the Target Agreement, under a declining rate as the year progresses and Target achieves certain levels of retail sales. Accordingly, the Company's revenues from Target decrease as the year progresses. The declining rate is reset each contract year on February 1. In 2003, Target reached the minimum rate during the third quarter of the Company's calendar year. If Target sales of Mossimo branded products increase in the future, as a result of opening new stores or otherwise, the minimum rate of fees may apply earlier in the Company's future calendar years, shifting additional revenue recognition to the first half of the year, and potentially reducing the revenue recognition in the second half of the year. A decrease of Target sales of Mossimo branded product in the future could have a material impact on the Company's total revenues, results of operations, and financial condition.

DEFERRED TAX ASSET VALUATION

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes primarily result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry forward for income taxes purposes. As of December 31, 2003, the Company has approximately $22 million, and $18 million of federal and state income tax net operating loss carry-forwards, respectively, available to offset future taxable income, which expires in various years through 2022. At December 31, 2002, the Company recorded a deferred income tax asset of approximately $10 million, upon reducing the related valuation allowance for its deferred income tax asset, as a result of the extension of the Target Agreement through January 31, 2006, and the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. The Company monitors its profitability and considers the credit and collections risk of future fees under its agreements. The Company factors in the term of the related agreements and extensions that are "more likely than not" to be exercised, particularly in connection with the Target Agreement, in the analysis of the recoverability of its deferred tax asset.

CONTINGENCIES AND LITIGATION

         Management evaluates contingent liabilities including pending or threatened litigation in accordance with SFAS No. 5, and records accruals when the outcome of these matters is deemed probable and the amount of the liability is subject to reasonable estimate. Management makes these assessments based on the facts and circumstances available at the time, and in some instances based in part on the advice of outside counsel.

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

EXCHANGE RATES

         The Company receives United States dollars for all its revenue from license royalties and design service fees, other than from its business in Canada, which began in 2003 and does not represent a substantial amount of revenue at this time. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's operating results. The Company does not engage in hedging activities with respect to exchange rate risk.

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

         In July 2001, the EITF issued EITF Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on how to allocate revenue streams to multiple deliverables being provided by the Company. The Company currently provides design and licensing services. This issue is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003; the adoption of this issue did not have a material impact on the Company's financial position or results of operations.

         In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company makes temporary investments of cash in liquid interest bearing accounts and marketable securities. The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required to be filed hereunder are set forth on pages F-1 through F-14 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

         Based on their evaluation as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

         There are no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

         Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained in the Company's Proxy Statement for its 2004 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement for its 2004 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item will be contained in the Company's Proxy Statement for its 2004 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement for its 2004 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required by this item will be contained in the Company's Proxy Statement for its 2004 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and is incorporated herein by reference.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)
               (1) List of Financial Statements - see Index to Financial
                   Statements on page 31.

                (2) List of Financial Statement Schedules - None

        (b) The Registrant filed the following reports on Form 8-K during the last quarter of its fiscal year ended December 31, 2003:

                On March 11, 2004, the registrant filed a report on Form 8-K under Item - 12 announcing its financial results for the quarter and the year ended December 31, 2003.

        (c) List of Exhibits

            The exhibits listed in the accompanying Index of Exhibits are filed as part of this Form 10-K.

EXHIBIT NO.                           DESCRIPTION
-----------   -----------------------------------
3.1           Certificate of Incorporation of Registrant (1)
3.2           Bylaws of the Registrant (1)
4.1           Specimen certificate of shares of Common Stock of the Registrant
              (1)
10.1*         Registrant's 1995 Stock Plan (1)
10.2*         Registrant's 1995 Directors Stock Option Plan (1)
10.3*         Form of Indemnification Agreement between the Registrant and its directors and officers (1)
10.5          Mossimo License Agreement, dated as of March 28, 2000, between
              Mossimo, Inc. and Target Stores, a division of Target Corporation
              (2)
10.5.1        Amendment to License and Design Services Agreement, dated February
              1, 2002 (7)
10.5.2        Consent of Assignment and Amendment to License and Design Services
              Agreement dated February 2, 2003 (8)
10.5.3        Amendment to License and Design Services Agreement dated June 20,
              2003 (9)
10.6          Cherokee-Mossimo Finders Agreement dated March 27, 2000 between
              Mossimo, Inc. and Cherokee Inc. (2)
10.7          Lease, dated June 29, 2000, between the Registrant and
              Lexington-Broadway Place, LLC (3)
10.7.1        First Amendment to Office Lease dated June 26, 2002 (9)
10.7.2        Second Amendment to Office Lease dated January 1, 2004
10.8          Sunglasses Agreement, dated as of December 1, 2000, between
              Mossimo, Inc., Marcolin S.P.A. and Target Stores (4)
10.9*         Amended and Restated Employment Agreement between the Registrant and Mossimo Giannulli dated February 1, 2002 (7)
10.9.1*       Amendment Number One to the Mossimo Giannulli Employment
              Agreement, dated September 23, 2002 (6)
10.9.2*       Amendment Number Two to the Mossimo Giannulli Employment
              Agreement, dated March 18, 2002 (8)
10.10*        The Mossimo Giannulli Bonus Plan, dated February 1, 2002, between the Registrant and Mossimo Giannulli (7)
10.10.1*      Amendment Number One to the Mossimo Giannulli Bonus Plan, dated
              July 1, 2002 (5)
10.11*        The Edwin Lewis Bonus Plan, dated April 17, 2002, between the
              Registrant and Edwin Lewis (5)
10.11.1*      Amendment Number One to the Edwin Lewis Bonus Plan, dated July 1,
              2002 (5)
10.11.2*      Amendment Number Two to the Edwin Lewis Bonus Plan, dated
              September 23, 2002 (6)
21            Subsidiaries of Registrant
23            Consent of Independent Auditors - KPMG LLP
31.1          Certification of Principal Executive Officer as required by Rule
              13a - 14(a) of the Securities Act of
31.2          1934
32.1          Certification of Principal Financial Officer as required by Rule
              13a - 14(a) of the Securities Act of
32.2          1934 Certification of Principal Executive Officer as required by
              Rule 13a - 14(b) of the Securities Act of 1934 Certification of
              Principal Financial Officer as required by Rule 13a - 14(b) of the
              Securities Act of 1934

         NOTES:
         ------
         (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-80597), as amended, which became effective February 22, 1996.
         (2) Incorporated by reference from the Registrant's Current Report on Form 8-K, dated March 28, 2000.
         (3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000.
         (4)      Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
         (5)      Incorporated by reference from the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter ended June 30, 2002.
         (6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.
         (7)      Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.
         (8)      Incorporated by reference from the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter ended March 31, 2003.
         (9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003.

         * Indicates a management contract or compensatory plan or arrangement

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 2004.

                                                  MOSSIMO, INC.

                                                  By:   /s/ MOSSIMO GIANNULLI
                                                      --------------------------
                                                          Mossimo Giannulli
                                                      CHAIRMAN OF THE BOARD AND
                                                       CHIEF EXECUTIVE OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March 2004.




    /s/ MOSSIMO GIANNULLI      Chairman of the Board and Chief Executive Officer
-----------------------------
      Mossimo Giannulli


      /s/ EDWIN LEWIS          Vice Chairman and President
-----------------------------
        Edwin Lewis


   /s/ MALI SHRINIVAS          Chief Financial Officer
-----------------------------
       Mali Shrinivas


    /s/ ROBERT MARTINI         Director
-----------------------------
      Robert Martini


     /s/ WILLIAM HALFORD       Director
-----------------------------
       William Halford


      /s/ BRETT WHITE          Director
-----------------------------
         Brett White

                                  MOSSIMO, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                             PAGE
                                                                                             ----

INDEPENDENT AUDITORS' REPORTS                                                                 F-1

FINANCIAL STATEMENTS:
Balance sheets as of December 31, 2003 and 2002............................................   F-3
Statements of operations for the years ended December 31, 2003, 2002 and 2001..............   F-4
Statements of stockholders' equity for the years ended December 31, 2003, 2002 and 2001....   F-5
Statements of cash flows for the years ended December 31, 2003, 2002 and 2001..............   F-6
Notes to financial statements..............................................................   F-7

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of Mossimo, Inc.:

We have audited the accompanying balance sheets of Mossimo, Inc. (a Delaware corporation) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations and cash flows of Mossimo, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 27, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. as of December 31, 2003 and 2002, and the results of it's operations and it's cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.



KPMG LLP

Los Angeles, California
February 19, 2004

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ ARTHUR ANDERSEN LLP

Orange County, California
February 27, 2002





Notes:
(1) This report is a copy of the previously issued report.
(2) The predecessor auditor has not reissued this report.

                                            MOSSIMO, INC.
                                           BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,
                                                                           ---------------------
                                                                             2003         2002
                                                                           ---------   ---------

                                     ASSETS
CURRENT ASSETS:
  Cash, and cash equivalents ...........................................   $  9,707    $  7,786
  Restricted cash (Note 7) .............................................      4,585          --
  Accounts receivable (Note 2) .........................................      2,007       1,926
  Deferred income taxes (Note 4) .......................................      3,071       3,000
  Prepaid expenses and other current assets ............................        282         124
                                                                           ---------   ---------
     Total current assets ..............................................     19,652      12,836

PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation and amortization (Note 5) ...............................        480         608

DEFERRED INCOME TAXES (Note 4) .........................................      6,037       7,000

OTHER ASSETS ...........................................................        244          92
                                                                           ---------   ---------
                                                                           $ 26,413    $ 20,536
                                                                           =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loan payable .........................................................   $     --    $  1,066
  Accounts payable .....................................................        525         741
  Accrued liabilities (Note 7) .........................................      1,513       1,332
  Accrued commissions (Note 7) .........................................      5,251       2,661
  Accrued bonuses ......................................................        112       1,065
                                                                           ---------   ---------
    Total current liabilities ..........................................      7,401       6,865
                                                                           ---------   ---------

LONG-TERM ACCOUNTS PAYABLE, net of current portion .....................         --         191
                                                                           ---------   ---------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 8):
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ....................................         --          --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,738,442 in 2003 and 15,488,042 in 2002 ...         15          15
  Additional paid-in capital ...........................................     39,763      38,797
  Accumulated deficit ..................................................    (20,766)    (25,332)
                                                                           ---------   ---------
    Net stockholders' equity ...........................................     19,012      13,480
                                                                           ---------   ---------
                                                                           $ 26,413    $ 20,536
                                                                           =========   =========

                           See accompanying notes to financial statements

                                                F-3

                                            MOSSIMO, INC.
                                      STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                        2003        2002         2001
                                                                      ---------   ---------   ---------

Revenue from license royalties and design service fees (Note 2) ...   $ 19,895    $ 19,881    $ 16,666

Operating expenses:
    Selling, general and administrative ...........................     12,834      11,925      10,455
    Settlement costs of disputed commissions (Note 7) .............        643         600          --
                                                                      ---------   ---------   ---------
            Total operating expenses ..............................     13,477      12,525      10,455
                                                                      ---------   ---------   ---------

Operating earnings ................................................      6,418       7,356       6,211
                                                                      ---------   ---------   ---------

Other (income) expense:
    Other, net ....................................................         --        (181)       (536)
    Interest, net .................................................        (23)        276         864
                                                                      ---------   ---------   ---------
        Other expense, net ........................................        (23)         95         328
                                                                      ---------   ---------   ---------

Earnings before income taxes ......................................      6,441       7,261       5,883

Provision (benefit) for income taxes (Note 4) .....................      1,875      (6,404)     (3,153)
                                                                      ---------   ---------   ---------

Net earnings ......................................................   $  4,566    $ 13,665    $  9,036
                                                                      =========   =========   =========

Net earnings per common share:
    Basic .........................................................   $   0.29    $   0.89    $   0.59
                                                                      =========   =========   =========
    Diluted .......................................................   $   0.29    $   0.87    $   0.59
                                                                      =========   =========   =========

Weighted average common shares outstanding:
    Basic .........................................................     15,613      15,409      15,254
                                                                      =========   =========   =========
    Diluted .......................................................     15,658      15,648      15,290
                                                                      =========   =========   =========

                           See accompanying notes to financial statements

                                                F-4

                                       MOSSIMO, INC.
                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (IN THOUSANDS)

                                       COMMON STOCK      ADDITIONAL
                                   --------------------   PAID-IN  ACCUMULATED
                                    SHARES     AMOUNT     CAPITAL    DEFICIT      TOTAL
                                   ---------  ---------  ---------  ---------   ---------
 BALANCE, December 31, 2000 ....     15,080   $     15   $ 37,560   $(48,033)   $(10,458)
    Issuance of common stock ...        250         --        744         --         744
    Net earnings ...............         --         --         --      9,036       9,036
                                   ---------  ---------  ---------  ---------   ---------

 BALANCE, December 31, 2001 ....     15,330         15     38,304    (38,997)       (678)
    Issuance of common stock ...        158         --        493         --         493
    Net earnings ...............         --         --         --     13,665      13,665
                                   ---------  ---------  ---------  ---------   ---------

 BALANCE, December 31, 2002 ....     15,488         15     38,797    (25,332)     13,480
    Issuance of common stock ...        250         --        749         --         749
    Income tax benefit from
      exercise of stock
      options (Note 8) .........         --         --        217         --         217
    Net earnings ...............         --         --         --      4,566       4,566
                                   ---------  ---------  ---------  ---------   ---------

BALANCE, December 31, 2003 .....     15,738   $     15   $ 39,763   $(20,766)   $ 19,012
                                   =========  =========  =========  =========   =========

                      See accompanying notes to financial statements

                                            F-5

                                       MOSSIMO, INC.
                                 STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                               2003       2002         2001
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ............................................   $  4,566    $ 13,665    $  9,036
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
Depreciation and amortization ...........................        257         227         295
Deferred royalty income .................................         --      (1,483)         --
Deferred income taxes ...................................      1,109      (6,404)     (3,597)
Changes in:
     Restricted cash ....................................     (4,585)         --          --
     Accounts receivable ................................        (81)         32        (749)
     Prepaid expenses and other current assets ..........       (158)         (6)        (54)
     Other assets .......................................       (152)         --          11
     Accounts payable and long-term accounts payable ....       (407)     (1,119)       (421)
     Accrued liabilities ................................        181         570         230
     Accrued commissions ................................      2,590       2,415         121
     Accrued bonuses ....................................       (953)        452         613
     Deferred compensation ..............................         --          --        (564)
     S corporation distribution note ....................         --          --        (255)
                                                            ---------   ---------   ---------
         Net cash provided by operating activities ......      2,367       8,349       4,666
                                                            ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of property and equipment ......       (129)       (487)       (104)
                                                            ---------   ---------   ---------
         Net cash used in investing activities ..........       (129)       (487)       (104)
                                                            ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ..................        749         493         744
Payments of loan payable ................................     (1,066)     (3,751)     (2,174)
                                                            ---------   ---------   ---------
         Net cash used in financing activities ..........       (317)     (3,258)     (1,430)
                                                            ---------   ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............      1,921       4,604       3,132
CASH AND CASH EQUIVALENTS, beginning of year ............      7,786       3,182          50
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year ..................   $  9,707    $  7,786    $  3,182
                                                            =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest .............   $     10    $    249    $    743
                                                            =========   =========   =========
     Cash paid during the year for state income taxes ...   $    640    $     --    $    203
                                                            =========   =========   =========

                      See accompanying notes to financial statements

                                           F-6

                                  MOSSIMO, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Mossimo, Inc. (the Company) is a Delaware corporation formed in November 1995, and presently operates as a designer and licensor of apparel and related products. A substantial amount of the Company's revenue is derived under an agreement with Target Corporation as further described below.

LICENSING AGREEMENTS

         The Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") in March 2000, subsequently amended in February 2002, and in February and June 2003, hereinafter referred to as the "Target Agreement". Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States.

         Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million annually. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006. The next renewal option could be exercised by Target on or before January 2005, this renewal option could extend the Target Agreement thru January 2008, if it is exercised by Target.

         In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States, and also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

         In May 2002, the Company entered into an exclusive agreement with Hudson's Bay Company. Under the agreement the Company provides product design services, and licenses the Mossimo trademark to Hudson's Bay Company for exclusive use in Canada. The Company receives license royalties and design service fees. Hudson's Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. Hudson's Bay Company fully launched the Mossimo branded product in mid-March 2003 for distribution through its Zellers stores in Canada.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include temporary investment of cash in liquid interest bearing accounts and marketable securities.

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

INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry-forward for income taxes purposes (see Note 4 for further disclosure of valuation allowance).

STOCK BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company follows the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which require presentation of the pro forma effect of the fair value based method on net earnings and net earnings per share in the financial statement footnotes.

         If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net earnings and net earnings per share would have resulted in the approximate pro forma amounts indicated below for the years ended December 31, 2003, 2002 and 2001:

                                                           2003          2002          2001
                                                         ----------   -----------   ----------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                         ----------   -----------   ----------
         Actual net earnings .........................   $   4,566    $   13,665    $   9,036
         Less: Total compensation as if the fair value
              method was used, net of tax effect .....        (298)       (1,788)      (1,199)
                                                         ----------   -----------   ----------
         Pro forma net earnings ......................   $   4,268    $   11,877    $   7,837
                                                         ==========   ===========   ==========

         Net earnings per share:
              Basic - as reported ....................   $    0.29    $     0.89    $    0.59
              Basic - pro forma ......................   $    0.27    $     0.77    $    0.51

              Diluted - as reported ..................   $    0.29    $     0.87    $    0.59
              Diluted - pro forma ....................   $    0.27    $     0.76    $    0.51

         The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 2003, 2002 and 2001, assuming risk-free interest rates of approximately 1.9 percent, 3.9 percent, and 4.9 percent, respectively; volatility of approximately 50 percent, 80 percent, and 125 percent, respectively; zero dividend yield; and expected lives of five years for all periods.

COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There are no items required to be reported by the Company under this standard.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, and accounts payable. The Company considers the carrying value of these instruments to approximate fair value for these instruments because of the relatively short period of time between origination and their expected realization or settlement, and applicable interest rates reflect comparable rates currently available to the Company on obligations under similar terms.

EARNINGS PER SHARE

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

         Outstanding stock options under both Company plans are common stock equivalents for the calculation of earnings per share. The reconciliation between net earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (all amounts in thousands, except per share data):

                                                               2003      2002      2001
                                                             --------  --------  --------
         Net earnings ....................................   $ 4,566   $13,665   $ 9,036
         Weighted average shares outstanding - Basic .....    15,613    15,409    15,254
         Basic earnings per share ........................   $  0.29   $  0.89   $  0.59

         Add: Dilutive effect of stock options ...........        45       239        36
         Weighted average shares outstanding - Diluted ...    15,658    15,648    15,290
         Diluted earnings per share ......................   $  0.29   $  0.87   $  0.59

         Stock options excluded from diluted weighted average shares outstanding for the years ended December 31, 2003, 2002 and 2001 were approximately 554,000, 531,000, and 557,000, respectively, as they were antidilutive.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

         In July 2001, the EITF issued EITF Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on how to allocate revenue streams to multiple deliverables being provided by the Company. The Company currently provides design and licensing services. This issue is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003; the adoption of this issue did not have a material impact on the Company's financial position or results of operations.

         In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

2. MAJOR CUSTOMER

         A substantial amount of the Company's revenue and accounts receivable are derived under the Target Agreement. The accounts receivable are held without collateral, and are subject to normal credit risk assumed by the Company. Revenue from license royalties and design service fees from Target were approximately 88 percent in 2003, and 92 percent in 2002 and 2001, of total revenue.

3. LOAN PAYABLE

         The Company had a loan payable to a bank that was fully paid in June 2003, and all security interests and guarantees in connection therewith were released. The Company has no outstanding credit arrangements as of December 31, 2003.

4. INCOME TAXES

         The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                                      2003       2002       2001
                                                                    --------   --------   --------
                                                                           (IN THOUSANDS)
           Current:
                Federal .........................................   $   162    $    --    $   391
                State ...........................................       604         --         53
                                                                    --------   --------   --------
                                                                        766         --        444
                                                                    --------   --------   --------
           Deferred:
                Federal .........................................     1,032     (5,444)    (3,058)
                State ...........................................        77       (960)      (539)
                                                                    --------   --------   --------
                                                                      1,109     (6,404)    (3,597)
                                                                    --------   --------   --------
                   Total provision (benefit) for income taxes ...   $ 1,875    $(6,404)   $(3,153)
                                                                    ========   ========   ========

         The provision (benefit) for income taxes may differ from the amount of tax determined by applying the federal statutory rate to pretax earnings. The components of this difference consist of the following for the years ended December 31:

                                                                       2003      2002       2001
                                                                     --------  --------   --------
                                                                            (IN THOUSANDS)
           Provision on earnings at federal statutory tax rate ...   $ 2,198   $ 2,460    $ 2,000
           State tax provision, net of federal tax effect ........       375       430        343
           Decrease in valuation allowance .......................        --    (6,404)    (8,065)
           Alternative minimum tax ...............................      (494)       --        441
           Timing differences on deductible expenses .............        --    (2,890)     1,299
           Other .................................................      (204)       --        829
                                                                     --------  --------   --------
                   Total provision (benefit) for income taxes ....   $ 1,875   $(6,404)   $(3,153)
                                                                     ========  ========   ========

         Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry-forward for income tax purposes. Significant components of the Company's deferred income taxes are as follows as of December 31:

                                                                                 2003      2002
                                                                               --------  --------
                                                                                 (IN THOUSANDS)
           Deferred income tax assets:
           Net deferred tax assets from net operating loss carry-forward ...   $ 8,456   $11,107
           Net deferred tax assets from alternative minimum taxes and
             other .........................................................     1,759        --
           Less: Valuation allowance .......................................     1,107     1,107
                                                                               --------  --------
           Total net deferred tax asset ....................................     9,108    10,000
           Less: Current portion ...........................................     3,071     3,000
                                                                               --------  --------
           Long-term portion ...............................................   $ 6,037   $ 7,000
                                                                               ========  ========

         The Company recorded a benefit for income taxes at December 31, 2002 of approximately $6.4 million, further reducing the related valuation allowance for its deferred tax asset, as a result of the extension of the Target Agreement through January 31, 2006, and the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. Based upon management's discussion with Target prior to December 31, 2002, management considered it more likely than not that Target would extend the agreement; as a result, the Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability.

         At December 31, 2003 management concluded that future tax benefits beyond the extended term of the Target Agreement, through January 2008 representing a second two year extension of the Target Agreement, are considered to be "more likely than not" and have therefore recognized an additional deferred tax asset of approximately $1.1 million. Additional deferred tax assets of approximately $1.1 million have been reserved for in the Company's valuation allowance as of December 31, 2003.

         As of December 31, 2003, the Company has approximately $22 million, and $18 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income, which expire in various years through 2022.

         In accordance with the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. The impact of limitations, if any that may be imposed upon future issuances of equity securities can not be determined at this time.

         In addition to the Company's taxable income being subject to federal, state and local income taxes, the Company may be classified as a "personal holding company" from time to time. Personal holding company status results from more than 50 percent of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60 percent of the Company's income, as defined, being derived from royalties. Personal holding companies are subject to an additional federal tax at a 15 percent tax rate on undistributed after tax earnings.

         Over 50 percent of the value of the Company's outstanding stock is owned by one stockholder, and in 2002 and 2001, more than 60 percent of the Company's income, as defined, was derived from license royalties. Accordingly, the Company was classified as a personal holding company in 2002 and 2001. However, no personal holding company tax was due in 2002 because the Company recognized certain expenses for tax purposes in 2002 that had been recognized in previous years for financial reporting purposes, and which offset the taxable income subject to personal holding company tax in 2002. In addition, no personal holding company taxes were due in 2001 because the Company was able to use its tax operating loss carry forward to offset the taxable income subject to personal holding company tax in 2001. In 2003 less than 60 percent of the Company's income as defined was derived from license royalties, accordingly it was not classified as a personal holding company and was not subject to the personal holding company tax. The Company intends to continue to take appropriate measures to avoid being classified as a personal holding company in future years. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in the future.

5. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                                  2003    2002
                                                                -------  -------
                                                                 (IN THOUSANDS)
           Furniture and fixtures ............................  $  307   $  294
           Leasehold improvements ............................     604      575
           Equipment .........................................     247      160
                                                                -------  -------
                                                                 1,158    1,029
           Less: Accumulated depreciation and amortization ...     678      421
                                                                -------  -------
                                                                $  480   $  608
                                                                =======  =======

6. EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Contributions made to the plan for the years ended December 31, 2003, 2002 and 2001 were approximately $14,000, $3,100, and $2,000, respectively.

7. COMMITMENTS AND CONTINGENCIES

         The Company leases its office and design studio under an operating lease agreement effective through July 2009, providing for annual lease payments of approximately $290,000 in 2004, $306,000 in 2005, $315,000 in 2006, $324,000
in 2007, $334,000 in 2008, and $196,000 in 2009. Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $260,000, $155,000, and $105,000, respectively.

         The Company has a bonus program with its two top executives. Under this program bonuses payable to the Chief Executive Officer and the President are determined at the discretion of the Compensation Committee of the Board of Directors, are subject to approval by the Board of Directors, and can not exceed a formula based on a percentage of fees paid by Target to the Company, as defined in the respective bonus plans of these two officers. Bonus expense in connection with the bonus plans of these two officers for the years ended December 31, 2003, 2002, and 2001 was approximately $1,854,000, $2,300,000 and
$3,300,000, respectively.

         In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003 and awarded the third party interest on the amounts due which had been withheld by the Company, and the recovery of the third party's legal fees. In January 2003, the Company filed a petition to vacate the award, including commissions, third party legal fees, and interest, on the basis that the evidence received during the arbitration hearing demonstrates that the finder's agreement between the Company and the third party is illegal under certain applicable California law. In January 2003 the third party filed a petition to confirm the award, including commissions, the third party's legal fees, and interest. In June 2003, the award was confirmed and a judgment entered in favor of the third party, and the third party was awarded additional interest. In June 2003 the Company filed an appeal to the judgment and in connection therewith deposited with the court approximately $4,585,000. The deposit secures 150 percent of the judgment amount. In January 2004 the appeal decision was rendered in favor of the third party, and the Company is proceeding with an appeal to the Supreme Court of the State of California. The Company could be liable for additional legal fees and interest payable to the third party if the appeal to the Supreme Court of the State of California is not successful. There can be no assurance that the appeal will be successful.

         The Company continues to accrue and withhold payment of estimated commissions, legal fees, and interest that may be payable to the third party until this matter comes to a final resolution. At December 31, 2003, the Company had accrued approximately $6.4 million of unpaid commissions, legal fees, and interest potentially payable to the third party in connection with this matter. The $4,585,000 deposited with the courts was classified as restricted cash on the Company's balance sheet as of December 31, 2003, additional cash and cash equivalents are available to pay the balance of the amounts potentially due, have also been segregated from normal operating funds, and are liquid and available for payment to the third party if and when those amounts become payable by court order. The aggregate accruals of approximately $6.4 million were classified as accrued commissions and accrued liabilities on the Company's balance sheet as of December 31, 2003. All expenses recognized to date have been classified with operating expenses on the Company's statements of earnings.

         In accordance with the terms of the finder's agreement, the Company recognized commission expense in the years ended December 31, 2003, 2002, and 2001 of approximately $2.6 million, $2.7 million, and $2.3 million, respectively. In the fourth quarter of 2002, the Company recognized additional expenses in connection with the cost of arbitration of approximately $600,000, which include the accrued interest and legal fees potentially payable to the third party. During 2003 the Company recognized additional interest expense and legal fees in connection with the appeals of this case of approximately $643,000, of which $413,000, were recognized in the fourth quarter of 2003 upon the Company receiving the court of appeals decision in favor of the third party and at which time the amounts became subject to estimate. No amounts have been paid to the third party as of December 31, 2003.

8. STOCKHOLDERS' EQUITY

         The Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and to certain advisors or consultants to the Company. A total of 1,500,000 shares have been reserved for issuance under the 1995 Plan. The exercise price of options granted under this plan are based on the fair market value of the common stock on the date of grant. Options granted under this plan vest and terminate over various periods as defined by each option grant, and in accordance with the plan, as amended. During 2003 the Company granted options for 540,000 shares, with a weighted average fair value of $4.14 per share. During the years ended December 31, 2003, 2002, and 2001 options for 250,000, 125,000, and 250,000 shares were exercised, respectively, at a weighted average price of $3.00, $3.74, and $2.98 per share, respectively, with net proceeds to the Company of $749,000, $467,000, and $744,000, respectively. As of December 31, 2003 there were options granted and outstanding for 471,000 shares, with an exercise price in the range of $2.50 to $18.00 per share, of which options for 151,000 shares were fully vested and exercisable through 2013; and 403,000 shares were available for future grants under the plan.

         The Company's Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 30,000 shares of common stock on the date of such director's initial election or appointment to the Board of Directors and
(ii) an option to purchase 3,000 shares of common stock on each anniversary thereof on which the director remains on the Board of Directors. A total of 250,000 shares have been reserved under the Directors Plan. The exercise price of options granted under this plan, are based on the fair market value of the common stock on the date of grant. During 2003, the Company granted options for 9,000 shares, with a weighted average fair value of $3.50 per share. During the year ended December 31, 2002, options for 33,000 shares were exercised at a weighted average price of $0.79 for net proceeds to the Company of $26,000. As of December 31, 2003 there were options granted and outstanding for 154,000 shares, with an exercise price in the range of $0.88 to $25.38 per share, of which options for 130,000 were fully vested and exercisable through 2013; and 60,000 shares were available for future grants under the plan.

         In 2003, the Company recorded an income tax benefit from the exercise of stock options to recognize the deduction, for tax purposes only, of the gain recognized by the employees that exercised the stock options. Accordingly, a credit of $217,000 was recorded as part of additional paid-in-capital in the accompanying balance sheets.

9. VALUATION AND QUALIFYING ACCOUNTS

         Changes in the allowances for doubtful accounts, and for sales returns and markdowns were as follows:

                                                                 ADDITIONS
                                                     BALANCE AT  CHARGED TO              BALANCE AT
                                                     BEGINNING   COSTS AND                   END
                                                     OF PERIOD   EXPENSES  DEDUCTIONS     OF PERIOD
                                                    -----------  --------  -----------   -----------

Year ended December 31, 2002 - Note (a):
    Allowance for doubtful accounts .............   $      207   $    --   $     (207)   $       --
    Allowance for sales returns and markdowns ...        6,229        --       (6,229)           --

Year ended December 31, 2001:
    Allowance for doubtful accounts .............   $      207   $    --   $       --    $      207
    Allowance for sales returns and markdowns ...        7,383        --       (1,154)        6,229

Note (a): Deductions reflect the write-off of accounts previously reserved.

10. UNAUDITED INTERIM FINANCIAL INFORMATION

         The following tables set forth certain selected interim financial data for the Company by quarter for the years ended December 31, 2003 and 2002.

                                                      YEAR ENDED DECEMBER 31, 2003
                                          ------------------------------------------------------
                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                          ---------  ---------  ---------  ---------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues ........................   $  5,868   $  6,858   $  4,176   $  2,993    $ 19,895

Earnings (loss) before income taxes ...      2,328      3,075      1,050        (12)      6,441

Provision (benefit) for income taxes ..        930      1,230        420       (705)      1,875

Net earnings (loss) ...................      1,398      1,845        630        693       4,566

Net earnings (loss) per share:
     Basic ............................   $   0.09   $   0.12   $   0.04   $   0.04    $   0.29
     Diluted ..........................       0.09       0.12       0.04       0.04        0.29


                                                      YEAR ENDED DECEMBER 31, 2002
                                          ------------------------------------------------------
                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                          ---------  ---------  ---------  ---------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues ........................   $  5,590   $  7,404   $  4,287   $  2,600    $ 19,881

Earnings (loss) before income taxes ...      3,042      3,654      1,615     (1,050)      7,261

Benefit for income taxes ..............         --         --         --     (6,404)     (6,404)

Net earnings ..........................      3,042      3,654      1,615      5,354      13,665

Net earnings per share:
     Basic ............................   $   0.20   $   0.24   $   0.10   $   0.35    $   0.89
     Diluted ..........................   $   0.20   $   0.23   $   0.10   $   0.34    $   0.87

                                  MOSSIMO, INC.

                                INDEX TO EXHIBITS


Exhibit - 10.7.2   Second Amendment to Office Lease dated January 1, 2004

Exhibit - 21       Subsidiaries of the Registrant

Exhibit - 23       Independent Auditors' Consent

Exhibit - 31.1     Certification of Principal Executive Officer as required by
                   Rule 13a - 14(a) of the Securities Exchange Act of 1934

Exhibit - 31.2     Certification of Principal Financial Officer as required by
                   Rule 13a - 14(a) of the Securities Exchange Act of 1934

Exhibit - 32.1     Certification of Principal Executive Officer as required by
                   Rule 13a - 14(b) of the Securities Exchange Act of 1934

Exhibit - 32.2     Certification of Principal Financial Officer as required by
                   Rule 13a - 14(b) of the Securities Exchange Act of 1934