Form 10-Q
period 2004-03-31
MOSSIMO INC
filed 2004-05-14
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of March 31, 2004, the Registrant had 15,738,442 shares of Common Stock, $0.001 par value, outstanding.

                                  MOSSIMO, INC.

                                    FORM 10-Q
                    For the Three Months Ended March 31, 2004


PART I - FINANCIAL INFORMATION                                                                       Page
------------------------------                                                                       ----

ITEM 1 - Financial Statements (Unaudited):
Condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003...................   2
Condensed consolidated statements of earnings for the three months
    ended March 31, 2004 and 2003..................................................................   3
Condensed consolidated statements of cash flows for the three months
    ended March 31, 2004 and 2003..................................................................   4
Notes to condensed consolidated financial statements ..............................................   5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ....  12

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk ................................  19

ITEM 4 - Controls and Procedures ..................................................................  19


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings ........................................................................  21

ITEM 6 - Exhibits and Reports on Form 8-K .........................................................  22


SIGNATURES ........................................................................................  22


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  MOSSIMO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                    UNAUDITED

                                                                       MARCH 31,  DECEMBER 31,
                                                                         2004         2003
                                                                       ---------   ---------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................................   $  6,628    $  9,707
  Restricted cash ..................................................         --       4,585
  Accounts receivable ..............................................      5,464       2,007
  Deferred income taxes ............................................      2,307       3,071
  Prepaid expenses and other current assets ........................        602         282
                                                                       ---------   ---------
    Total current assets ...........................................     15,001      19,652

PROPERTY AND EQUIPMENT, net ........................................        998         480
DEFERRED INCOME TAXES ..............................................      5,973       6,037
GOODWILL ...........................................................        324          --
OTHER ASSETS .......................................................         46         244
                                                                       ---------   ---------
                                                                       $ 22,342    $ 26,413
                                                                       =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .................................................   $    211    $    525
  Accrued liabilities ..............................................        532       1,513
  Accrued commissions ..............................................        745       5,251
  Accrued bonuses ..................................................        652         112
                                                                       ---------   ---------
    Total current liabilities ......................................      2,140       7,401
                                                                       ---------   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ................................         --          --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,738,442 at March 31, 2004
    and at December 31, 2003 .......................................         15          15
  Additional paid-in capital .......................................     39,763      39,763
  Accumulated deficit ..............................................    (19,576)    (20,766)
                                                                       ---------   ---------
    Stockholders' equity ...........................................     20,202      19,012
                                                                       ---------   ---------
                                                                       $ 22,342    $ 26,413
                                                                       =========   =========
See accompanying notes to condensed consolidated financial statements.


                                       2

                                  MOSSIMO, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                          ----------------------
                                                            2004          2003
                                                          ---------    ---------

REVENUE FROM LICENSE ROYALTIES AND
     DESIGN SERVICE FEES ............................     $  6,223     $  5,868

OPERATING EXPENSES:
    Selling, general and administrative .............        4,213        3,526
                                                          ---------    ---------

Operating earnings ..................................        2,010        2,342

INTEREST INCOME (EXPENSE), net ......................           27          (14)
                                                          ---------    ---------

Earnings before income taxes ........................        2,037        2,328

Provision for income taxes ..........................          847          930
                                                          ---------    ---------

Net earnings ........................................     $  1,190     $  1,398
                                                          =========    =========

Earnings per common share:
    Basic ...........................................     $   0.08     $   0.09
                                                          =========    =========

    Diluted .........................................     $   0.08     $   0.09
                                                          =========    =========

Weighted average common shares outstanding:
    Basic ...........................................       15,738       15,491
                                                          =========    =========

    Diluted .........................................       15,771       15,657
                                                          =========    =========

See accompanying notes to condensed consolidated financial statements.

                                       MOSSIMO, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                         UNAUDITED


                                                                                 FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                 -------------------
                                                                                   2004       2003
                                                                                 --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .................................................................   $ 1,190    $ 1,398
Adjustment to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization ............................................        58         74
    Inventory reserve ........................................................        13         --
    Allowance for accounts receivable ........................................        12         --
    Deferred income taxes ....................................................       828        930
    Changes in:
        Restricted cash ......................................................     4,585         --
        Accounts receivable ..................................................    (3,457)    (3,283)
        Prepaid expenses and other current assets ............................      (320)      (355)
        Other assets .........................................................       204         24
        Accounts payable and long-term accounts payable ......................      (314)       (54)
        Accrued liabilities ..................................................      (981)      (299)
        Accrued commissions ..................................................    (4,506)       783
        Accrued bonuses ......................................................       540       (329)
                                                                                 --------   --------
        Net cash used in operating activities ................................    (2,148)    (1,111)
                                                                                 --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of assets of a business .............................      (375)        --
Payments for acquisition of property and equipment ...........................      (556)       (55)
                                                                                 --------   --------
        Net cash used in investing activities ................................      (931)       (55)
                                                                                 --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan payable .....................................................        --       (973)
Proceeds from issuance of common stock .......................................        --         27
                                                                                 --------   --------
        Net cash used in financing activities ................................        --       (946)
                                                                                 --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................    (3,079)    (2,112)
CASH and CASH EQUIVALENTS, beginning of period ...............................     9,707      7,786
                                                                                 --------   --------
CASH and CASH EQUIVALENTS, end of period .....................................   $ 6,628    $ 5,674
                                                                                 ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest .................................   $    --    $    27
                                                                                 ========   ========
    Cash paid during the period for taxes ....................................   $    35    $    --
                                                                                 ========   ========


See accompanying notes to condensed consolidated financial statements.

                                            4

                                  MOSSIMO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


1. BASIS OF PRESENTATION

         The condensed consolidated financial statements presented herein have not been audited by independent auditors, but include all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. The condensed consolidated balance sheet data presented herein for December 31, 2003 was derived from the Company's audited financial statements for the year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement, Inc. ("Modern Amusement"). The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2004 include the account balances and results of operations of Modern Amusement as of March 31, 2004 and for the period from January 16, 2004 to March 31, 2004, respectively. All intercompany accounts and transactions have been eliminated in consolidation.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

         Certain information and footnote disclosures normally included in annual financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the Regulations of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim condensed consolidated financial statements and notes thereto are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003.

         Certain prior year balances have been reclassified to conform to the current year presentation.

2. DESCRIPTION OF BUSINESS

         In 2000 the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. In connection therewith, the Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") in March 2000, subsequently amended in April 2002 and in February 2003, (herein after referred to as the "Target Agreement".) Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

         Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million payable in each of the contract years after January 31, 2002. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006. The next renewal option could be exercised by Target in or before January 2005. This renewal option could extend the Target Agreement through January 2008, if it is exercised by Target.

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

         In January 2004 the Company acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement for aggregate consideration of $375,000. Modern Amusement designs, merchandises, sources, markets, sells and distributes wholesale apparel and related accessories for young men and young women. The "Modern Amusement" registered brand is principally focused on premium west coast-lifestyle apparel and related accessories. The products are offered at moderate to upper price points through traditional specialty store and higher-end department store distribution channels. This line of business is expected to diversify the Company's current design and licensing business of its Mossimo brand product through mass retail distribution channels. The results of operations for the first quarter were not material to the consolidated results of operations of the Company. Pro forma information is not presented for the first quarter 2003 as it was not material to the results of operations for that period.

3. REVENUE RECOGNITION

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. During the periods presented herein, a substantial amount of the Company's revenue from license royalties and design fees were generated under the Target Agreement under a rate of 1% to 4% that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company's revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company's calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company's calendar year due to the declining rates in the Target Agreement. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.


4. BONUS PLANS

         The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company's overall performance, with the total amount of the bonuses not to exceed a percent (as defined) of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has expensed $607,000 and $572,000 under these agreements for the three month periods ended March 31, 2004 and 2003, respectively.


5. INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes". Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry forward for income taxes purposes.

         The Company recorded a provision for income taxes of $847,000 in the first quarter of 2004 compared to a provision for income taxes of $930,000 in the first quarter of 2003. Both provisions approximate the Company's combined statutory tax rate for Federal and California state income taxes.

         At March 31, 2004, the Company has recorded a total net deferred tax asset of $8.3 million, with $2.3 million classified as current in the accompanying condensed consolidated balance sheet, as a result of the extension of the Target Agreement through January 31, 2006, management's discussions with Target prior to March 31, 2004 which resulted in management considering that it is more likely than not that Target would extend the agreement through 2008, the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. The Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability and has recorded a valuation allowance for its net deferred tax assets of $1.1 million.

         The Company has approximately $22 million and $18 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

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

         Over 50 percent of the value of the Company's outstanding stock is owned by one stockholder, however it is presently anticipated that in 2004, no more than 60 percent of the Company's income, as defined, would be derived from license royalties. Accordingly, at this time the Company is not anticipated to be classified as a personal holding company at the end of 2004 and the Company intends to continue to take appropriate measures to avoid being classified as a personal holding company at the end of 2004 and beyond. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company at the end of 2004 or in future years.


6. BUSINESS ACQUISITION

         On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement. The acquisition was accounted for as a purchase whereby the purchase price was allocated to the assets acquired based on fair values. The excess purchase price over the amount allocated to the assets acquired has been recorded as goodwill in the accompanying condensed consolidated balance sheet at March 31, 2004. The following table summarizes the fair values of the assets acquired at the date of acquisition.

        Current assets.............................................       $  25
        Property and equipment.....................................          20
        Goodwill...................................................         324
        Other assets...............................................           6
                                                                          ------
             Assets acquired.......................................       $ 375
                                                                          ======


7. EARNINGS PER SHARE AND STOCK OPTION PLANS

         Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted net earnings per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. Stock options excluded from diluted weighted average shares outstanding for the three months ended March 31, 2004 and 2003 were 441,000 and 601,000, respectively, as they were antidilutive.

         The reconciliation between net earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

                                                            For the Three Months
                                                              Ended March 31,
                                                           ---------------------
                                                             2004         2003
                                                           --------     --------

Net earnings .........................................     $ 1,190      $ 1,398
                                                           --------     --------
Weighted average shares outstanding - Basic ..........      15,738       15,491
                                                           --------     --------
Basic earnings per share .............................     $  0.08      $  0.09
                                                           --------     --------

Add: Dilutive effect of stock options ................          33          166
                                                           --------     --------
Weighted average shares outstanding - Diluted ........      15,771       15,657
                                                           --------     --------
Diluted earnings per share ...........................     $  0.08      $  0.09
                                                           --------     --------

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

         The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company follows the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which require presentation of the pro forma effect of the fair value based method on net earnings and earnings per share in the financial statement footnotes.

         The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the periods ended March 31, 2004 and 2003, assuming risk-free interest rates in the range of approximately
1.9 to 6.5 percent; volatility in the range of approximately 38 to 202 percent; zero dividend yield; and expected lives of five years. In accordance with APB Opinion No. 25, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock on the date of issuance.

         If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net earnings and earnings per share would have resulted in the approximate pro forma amounts indicated below for the three month periods ended March 31, 2004, and 2003 (in thousands, except per share data):

                                                                     2004         2003
                                                                  ----------   ----------
           Actual net earnings ................................   $   1,190    $   1,398
           Less: Total compensation as if the fair value
                method was used, net of tax effect ............         (74)        (130)
                                                                  ----------   ----------
           Pro forma net earnings .............................   $   1,116    $   1,268
                                                                  ==========   ==========

           Earnings per share:
                Basic - as reported ...........................   $    0.08    $    0.09
                Basic - pro forma .............................   $    0.07    $    0.08

                Diluted - as reported .........................   $    0.08    $    0.09
                Diluted - pro forma ...........................   $    0.07    $    0.08

8. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception relating to certain mandatorily redeemable financial instruments, is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have an impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation clarifies the application of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. The provisions of FIN 46 for certain variable interest entities were delayed until the fourth quarter of 2003. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. This interpretation also requires extensive disclosures, including disclosures that are applicable to December 31, 2002 financial statements. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.


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

         In June 2003, the award was confirmed and a judgment entered in favor of the third party, and the third party was awarded additional interest. In June 2003 the Company filed an appeal to the judgment and in connection therewith deposited with the court approximately $4,585,000. The $4,585,000 deposited with the courts was classified as restricted cash on the Company's balance sheet as of December 31, 2003. The deposit secured 150% of the judgment amount. In January 2004 the appeal decision was rendered in favor of the third party, and the Company proceeded with an appeal to the Supreme Court of the State of California.

         In March 2004, the California Supreme Court denied the Company's appeal. The California Supreme Court's decision not to review the trial court judgment reaffirms the validity of the original finder's agreement between the third party and Mossimo and the third party 's right to be paid all amounts currently due, including interest at the legal rate and all post-judgment amounts as well as attorney's fees.

         During the three months ended March 31, 2004 the Company paid all unpaid commissions and interest payable to the third party in connection with this matter. At March 31, 2004 the Company still owed to the third party $413,000 for legal fees. No further expenses, other than new commissions incurred under the original agreement, are anticipated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes the operations of Mossimo, Inc and its wholly owned subsidiary Modern Amusement. On January 16, 2004, the Company, through its subsidiary Modern Amusement, acquired substantially all the assets of Modern Amusement LLC. The accompanying financial statements as of and for the three months ended March 31, 2004 include the account balances and results of operations of Modern Amusement as of March 31, 2004 and for the period from January 16, 2004 to March 31, 2004, respectively. This discussion and analysis should be read in conjunction with the Company's financial statements for the year ended December 31, 2003 on our annual report on Form 10-K.

RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

         In 2000 the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. In connection therewith, the Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") which was subsequently amended in April 2002 and in February 2003, (herein after referred to as the "Target Agreement"). Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those products covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

         Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million payable in each of the contract years after January 31, 2002. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006. The next renewal option could be exercised by Target in or before January 2005. This renewal option could extend the Target Agreement through January 2008 if it is exercised by Target.

         In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States, and also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

         In May 2002, the Company entered into an agreement with Hudson's Bay Company. Under the agreement, the Company provides product design services, and has granted a license for the Mossimo trademark to Hudson's Bay Company exclusively in Canada, in return for license royalties and design service fees. Hudson's Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. Hudson's Bay Company fully launched the Mossimo product in mid-March 2003 for distribution through its Zellers stores in Canada.

         In January 2004 the Company acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement. Modern Amusement designs, merchandises, sources, markets, sells and distributes wholesale apparel and related accessories for young men and young women. The "Modern Amusement" registered brand is principally focused on premium west coast-lifestyle apparel and related accessories. The products are offered at moderate to upper price points through traditional specialty store and higher-end department store distribution channels. This line of business is expected to diversify the Company's current design and licensing business of its Mossimo brand product through mass retail distribution channels.

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

         REVENUES

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. For the three months ended March 31, 2004, a substantial amount of the Company's revenue from license royalties and design fees were generated under the Target Agreement. The royalty rate under the Target Agreement declines, as the contract year progresses and Target achieves certain levels of retail sales, from 4% to 1%. The declining royalty rate is reset each contract year beginning on February 1. Accordingly, revenue recognized in the first and second quarters of the Company's calendar year is significantly higher than in the third and fourth quarters due to the declining rates in the Target Agreement. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

         Total revenue from license royalties and design service fees in the first quarter of 2004 were $6.2 million compared to $5.9 million in the first quarter of 2003.

         Design service fees and royalties recognized under the Target Agreement were $5.5 million in the first quarter of 2004 compared to $5.2 million in the first quarter of 2003. The five percent increase reflects modest growth of Target sales of Mossimo branded product. Royalties and design service fees from customers other than Target increased to $715,000 in the first quarter of 2004 from $651,000 in the first quarter of 2003. The increase was primarily due to an increase in royalty fees to $332,000 in the first quarter of 2004 from $247,000 in the first quarter of 2003 attributable to women's swimwear and body-wear sold in Target stores in the United States. The Company's revenues generated under the Target Agreement are expected to increase modestly as Target adds new stores and the Company continues to maximize its opportunities with Target. the Zellers business in Canada is also expected to increase revenues as the Company begins to maximize its opportunities with Zellers, having completed the full launch of its product line in Canada in March 2003.

         Modern Amusement achieved gross retail sales of $26,000 in the period from its acquisition to March 31, 2004. These sales generated a gross profit of $13,000 for the period. These amounts are included in the license royalties and design service fees as they are immaterial to the condensed consolidated financial statements. In future periods, these amounts will be separately presented in the statements of earnings, if material.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Total operating expenses is comprised of selling, general and administrative expenses. Total operating expenses increased to $4.2 million for the three months ended March 31, 2004 from $3.5 million for the comparable period in 2003. Selling, general and administrative expenses were approximately 68% of revenues from royalties and design service fees in the first quarter of 2004, as compared to approximately 60% for the comparable period of 2003. This increase was primarily due to $478,000 of selling, general and administrative expenses incurred in the first quarter of 2004 by the operations of Modern Amusement. Operating expenses for Mossimo, Inc., as a stand-alone operation, as a percent of revenues from royalties and design service fees, remained constant at 60% in both the first quarter of 2004 and the first quarter of 2003.

         Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, increased to $1 million in the first quarter of 2004 from $783,000 in the first quarter of 2003, due to the true up of interest expense owing on the unpaid commissions to the third party.

         General and administrative expenses include payroll for the Company's officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Salaries and related costs for Mossimo, as a stand alone operation, remained relatively consistent at $969,000 for the first quarter 2004, compared to $1 million for the first quarter 2003. Also included in general and administrative expenses are bonuses of $607,000 in the first quarter of 2004, and $572,000 in the first quarter of 2003, which are due under bonus plans covering two executive officers of the Company. Design, artwork and sample costs decreased to $150,000 in the first quarter of 2004 from $276,000 in the first quarter of 2003 primarily due to the costs incurred in 2003 relating to the launch of its product line with Zellers.

         Operating expenses in the first quarter of 2004 also include $110,000 of costs in connection with a legal dispute with the third party who assisted the Company in connection with entering into the initial agreement with Target. The Company incurred $66,000 of similar costs in the first quarter of 2003. The dispute was resolved in the first quarter of 2004 and is further discussed in
Part II, Item I - Legal Proceedings in this quarterly report.

         Expenses incurred by Modern Amusement were $478,000 in the period from its acquisition to March 31, 2004. These costs consisted primarily of salary and related costs of $190,000, consulting fees of $83,000, and tradeshow and samples costs of $146,000.

     INTEREST INCOME (EXPENSE), NET

         The Company earned $27,000 in interest income in the first quarter of 2004, compared to $25,000 in the first quarter of 2003. As a result of the repayment of the Company's outstanding balance of a loan payable to a bank in 2003 the Company incurred interest expense in the first quarter of 2003 of $39,000. No interest expense was incurred in the first quarter of 2004.

     INCOME TAXES

         The Company recorded a provision for income taxes of $847,000 in the first quarter of 2004 compared to a provision for income taxes of $930,000 in the first quarter of 2003. Both provisions approximate the Company's combined statutory tax rate for Federal and California state income taxes.

         The Company has approximately $22 million and $18 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

     NET EARNINGS

         The Company's net earnings for the first quarter of 2004 were $1.2 million, or $0.08 per diluted share, compared to net earnings of $1.4 million, or $0.09 per diluted share for the first quarter of 2003 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $2.1 million in the first quarter of 2004. Cash used in operating activities includes, primarily, $1.2 million of net earnings and the change in deferred income taxes and accrued bonuses of $828,000 and $540,000, respectively offset by changes in accounts receivable and accrued liabilities of $3.5 million and $1 million, respectively. Additionally in the first quarter of 2004 a legal dispute with a third party was resolved. Prior to March 31, 2004 the Company paid all previously accrued and unpaid commissions and interest payable to the third party in connection with this matter. This resulted in a decrease in restricted cash of $4.6 million which was partially offset by a decrease in accrued commissions of $4.5 million. The dispute is further discussed in Part II, Item I
- Legal Proceedings in this quarterly report.

         Net cash used in investing activities was $931,000 in the first quarter of 2004 and was comprised of the purchase price for the business of Modern Amusement of $375,000 and purchase of property and equipment of $556,000 primarily relating to additional property and equipment for Modern Amusement.

         As a result of the acquisition in January 2004 of the Modern Amusement assets, we amended our facility lease to increase our space from approximately 6,000 square feet to approximately 9,000 square feet, and extend the lease term through July 2009. The future annual obligation under the amended lease varies each year. It commences at approximately $290,000 in 2004 and increases to $334,000 in 2008. The required cash and liquidity resources for Modern Amusement are not expected to have a significant impact on our liquidity and capital resources in 2004, due to the size of the acquired business being relatively small. Future cash and liquidity resources required beyond 2004 will depend on our planned expansion of the Modern Amusement business.

         The Company is approached from time to time by parties seeking to sell their brands and related trademarks. Should an established marketable brand become available on favorable terms, the Company may be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, with available cash.

         The Company believes that its available cash balances at March 31, 2004 and its expected net operating cash inflows from operations during 2004 will be adequate to meet the Company's anticipated liquidity needs in 2004.

         From time to time, the Company also considers a number of different financing alternatives, including the issuance of equity securities, and debt instruments as sources of liquidity or as consideration for potential acquisitions.

CRITICAL ACCOUNTING POLICIES

     REVENUE RECOGNITION

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. During the periods presented herein, a substantial amount of the Company's revenue from license royalties and design fees were generated under the Target Agreement under a rate of 1% to 4% that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company's revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company's calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company's calendar year due to the declining rates in the Target Agreement. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

     INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes". Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry forward for income taxes purposes.

         The Company recorded a provision for income taxes of $847,000 in the first quarter of 2004 compared to a provision for income taxes of $930,000 in the first quarter of 2003. Both provisions approximate the Company's combined statutory tax rate for Federal and California state income taxes.

         At March 31, 2004, the Company has recorded a total net deferred tax asset of $8.3 million, with $2.3 million classified as current in the accompanying condensed consolidated balance sheet, as a result of the extension of the Target Agreement through January 31, 2006, management's discussions with Target prior to March 31, 2004 which resulted in management considering that it is more likely than not that Target would extend the agreement through 2008, the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. The Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability and has recorded a valuation allowance for its net deferred tax assets of $1.1 million.

         The Company has approximately $22 million and $18 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

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

         Over 50 percent of the value of the Company's outstanding stock is owned by one stockholder, however it is presently anticipated that in 2004, no more than 60 percent of the Company's income, as defined, would be derived from license royalties. Accordingly, at this time the Company is not anticipated to be classified as a personal holding company at the end of 2004 and the Company intends to continue to take appropriate measures to avoid being classified as a personal holding company at the end of 2004 and beyond. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company at the end of 2004 or in future years.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception relating to certain mandatorily redeemable financial instruments, is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have an impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation clarifies the application of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. The provisions of FIN 46 for certain variable interest entities were delayed until the fourth quarter of 2003. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. This interpretation also requires extensive disclosures, including disclosures that are applicable to December 31, 2002 financial statements. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

     CONTINGENCIES AND LITIGATION

         Management evaluates contingent liabilities including pending or threatened litigation in accordance with SFAS No. 5 "Accounting for Contingencies", and records accruals when the outcome of these matters is deemed probable and the amount of the liability is subject to reasonable estimate. Management makes these assessments based on the facts and circumstances available at the time, and in some instances based in part on the advice of outside counsel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments. The Company does not believe that future market risks arising from holdings of its financial instruments will have a material impact on its financial position or results of operations. Further, the Company does not face the risk of exposure to adverse movements in foreign currency. The Company does not currently rely upon credit agreements for financing, which could have an adverse impact upon the Company should interest rates rise.


ITEM 4. CONTROLS AND PROCEDURES

         Based on their evaluation as of March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

         There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe," "plan," "will likely result," "expect," "intend," "will continue," "is anticipated," "estimate," "project," "may," "could," "would," "should" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act").

         In connection with the "safe harbor" provisions of the Act, we are filing the following summary to identify important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

         The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, a termination or adverse modification of the Company's license relationships with Target and others, the success of its licensing program with Target and The Hudson Bay Company and other licensees, the integration of Modern Amusement and its success in growing its business, changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors described in "Business-Risk Factors" in the Company's Form 10-K filing for the year ended December 31, 2003.

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

         In June 2003, the award was confirmed and a judgment entered in favor of the third party, and the third party was awarded additional interest. In June 2003 the Company filed an appeal to the judgment and in connection therewith deposited with the court approximately $4,585,000. The $4,585,000 deposited with the courts was classified as restricted cash on the Company's balance sheet as of December 31, 2003. The deposit secured 150% of the judgment amount. In January 2004 the appeal decision was rendered in favor of the third party, and the Company proceeded with an appeal to the Supreme Court of the State of California.

         In March 2004, the California Supreme Court denied the Company's appeal. The California Supreme Court's decision not to review the trial court judgment reaffirms the validity of the original finder's agreement between the third party and Mossimo and the third party 's right to be paid all amounts currently due, including interest at the legal rate and all post-judgment amounts as well as attorney's fees.

         During the three months ended March 31, 2004 the Company paid all unpaid commissions and interest payable to the third party in connection with this matter. At March 31, 2004 the Company still owed to the third party $413,000 for legal fees. No further expenses, other than new commissions incurred under the original agreement, are anticipated.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) The following exhibits are included herein:

                  31.1 Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Exchange Act of 1934
                  31.2 Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Exchange Act of 1934
                  32.1 Certification of Principal Executive Officer as required by Rule 13a - 14(b) of the Securities Exchange Act of 1934
                  32.2 Certification of Principal Financial Officer as required by Rule 13a - 14(b) of the Securities Exchange Act of 1934


           (b) Reports on Form 8-K

                  The Company filed the following reports on Form 8-K during the first quarter of its fiscal year ended December 31, 2004:

                             On March 11, 2004, the registrant filed a report on
                  Form 8-K announcing its financial results for the quarter and the year ended December 31, 2003.

                             On March 18, 2004, the registrant filed a report on
                  Form 8-K commenting on the Supreme Court ruling in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the fourteenth day of May 2004.


                                                 MOSSIMO, INC.


                                     /s/              MOSSIMO GIANNULLI
                                     -------------------------------------------
                                            Mossimo Giannulli
                                            Chairman and Chief Executive Officer


                                     /s/              MALI SHRINIVAS
                                     -------------------------------------------
                                            Mali Shrinivas
                                            Chief Financial Officer