Form 10-Q
period 2004-06-30
MOSSIMO INC
filed 2004-08-16
CIK 1005181

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of July 19, 2004, 15,738,442 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                                  MOSSIMO, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements (Unaudited):

Condensed consolidated balance sheets as of June 30, 2004 and
    December 31, 2003 .........................................................2

Condensed consolidated statements of earnings for the three and six months ended June 30, 2004 and 2003...............................................3

Condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003...............................................4

Notes to condensed consolidated financial statements ..........................5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................11

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk ...........19

ITEM 4 - Controls and Procedures..............................................19


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings ...................................................21

ITEM 4 - Submission of Matters to a Vote of Security Holders .................21

ITEM 5 - Other Information....................................................22

ITEM 6 - Exhibits and Reports on Form 8-K ....................................22


SIGNATURES ...................................................................22

                                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            MOSSIMO, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                              UNAUDITED

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2004            2003
                                                                      ---------      ---------
                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................  $  8,697       $  9,707
  Restricted cash ..................................................        --          4,585
  Accounts receivable ..............................................     4,467          2,007
  Merchandising inventories ........................................       407             --
  Deferred income taxes ............................................     2,455          3,071
  Prepaid expenses and other current assets ........................       561            282
                                                                      ---------      ---------
    Total current assets ...........................................    16,587         19,652

Property and equipment, net ........................................     1,056            480
Deferred income taxes ..............................................     5,202          6,037
Goodwill ...........................................................       324             --
Other assets .......................................................        62            244
                                                                      ---------      ---------
                                                                      $ 23,231       $ 26,413
                                                                      =========      =========

                                 LIABILITIES AND STOCKHOLDERS' EQUTY

CURRENT LIABILITIES:
  Accounts payable .................................................       118            525
  Accrued liabilities ..............................................       711          1,513
  Accrued commissions ..............................................       526          5,251
  Accrued bonuses ..................................................       667            112
                                                                      ---------      ---------
    Total current liabilities ......................................     2,022          7,401
                                                                      ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.001; authorized shares 3,000,000;
    no shares issued or outstanding ................................        --             --
  Common stock, par value $.001; authorized shares 30,000,000;
    issued and outstanding 15,738,442 at June 30, 2004
    and December 31, 2003 ..........................................        15             15
  Additional paid-in capital .......................................    39,763         39,763
  Accumulated deficit ..............................................   (18,569)       (20,766)
                                                                      ---------      ---------
    Stockholders' equity ...........................................    21,209         19,012
                                                                      ---------      ---------
                                                                      $ 23,231       $ 26,413
                                                                      =========      =========

See accompanying notes to condensed consolidated financial statements.

                                                 MOSSIMO, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   UNAUDITED

                                                        THREE MONTHS                 SIX MONTHS
                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                    2004          2003          2004          2003
                                                 ---------     ---------      ---------     ---------
Revenue from license royalties and design
     service fees .........................      $  5,784      $  6,858       $ 11,994      $ 12,726

Product Sales .............................           424            --            450            --
                                                 ---------     ---------      ---------     ---------

Total revenues ............................         6,208         6,858         12,444        12,726

Operating expenses:
    Cost of product sales..................           211            --            224            --
    Selling, general and administrative ...         4,330         3,774          8,543         7,300
                                                 ---------     ---------      ---------     ---------

Operating earnings ........................         1,667         3,084          3,677         5,426

Interest income (expense), net ............            20            (9)            47           (23)
                                                 ---------     ---------      ---------     ---------

Earnings before income taxes ..............         1,687         3,075          3,724         5,403

Provision for income taxes ................           680         1,230          1,527         2,160
                                                 ---------     ---------      ---------     ---------

Net earnings ..............................      $  1,007      $  1,845       $  2,197      $  3,243
                                                 =========     =========      =========     =========

Earnings per share:
    Basic .................................      $   0.06      $   0.12       $   0.14      $   0.21
                                                 =========     =========      =========     =========

    Diluted ...............................      $   0.06      $   0.12       $   0.14      $   0.21
                                                 =========     =========      =========     =========


Shares used in computing earnings per share:

    Basic .................................        15,738        15,493         15,738        15,491
                                                 =========     =========      =========     =========

    Diluted ...............................        15,768        15,643         15,770        15,707
                                                 =========     =========      =========     =========

See accompanying notes to condensed consolidated financial statements.


                                       MOSSIMO, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                         UNAUDITED

                                                                  FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,
                                                                   2004          2003
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..............................................      $ 2,197       $ 3,243
Adjustment to reconcile net earnings to net
      cash provided by (used in) operating activities:
    Depreciation and amortization .........................          141           150
    Allowance for accounts receivable .....................           22            --
    Deferred income taxes .................................        1,451         2,160
    Changes in:
        Restricted cash ...................................        4,585        (4,585)
        Accounts receivable ...............................       (2,470)       (2,624)
        Inventories .......................................         (394)           --
        Prepaid expenses and other current assets .........         (279)         (311)
        Other assets ......................................          188            55
        Accounts payable ..................................         (407)         (233)
        Accrued liabilities ...............................         (802)         (436)
        Accrued commissions ...............................       (4,725)        1,694
        Accrued bonuses ...................................          555           (27)
                                                                 --------      --------
        Net cash provided by (used in) operating activities           62          (914)
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITITES:
Payment for acquisition of a business .....................         (375)           --
Payments for acquisition of property and equipment ........         (697)          (79)
                                                                 --------      --------
        Net cash used in investing activities .............       (1,072)          (79)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan payable ..................................           --        (1,066)
Proceeds from issuance of common stock ....................           --            27
                                                                 --------      --------
       Net cash used in financing activities ..............           --        (1,039)
                                                                 --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................       (1,010)       (2,032)
Cash and cash equivalents, beginning of period ............        9,707         7,786
                                                                 --------      --------
Cash and cash equivalents, end of period ..................      $ 8,697       $ 5,754
                                                                 ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest ..............      $    --       $    10
                                                                 ========      ========

   Cash paid during the period for income taxes ...........      $    58       $    --
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

       On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement, Inc. ("Modern Amusement"). The accompanying condensed consolidated financial statements include the account balances of Modern Amusement as of June 30, 2004 and the results of operations of Modern Amusement for the three months ended June 30, 2004 and for the period from January 16, 2004 to June 30, 2004. All intercompany accounts and transactions have been eliminated in consolidation.

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

2. DESCRIPTION OF BUSINESS

       In 2000, the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. The Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") in March 2000, subsequently amended in April 2002 and in February 2003, (herein after referred to as the "Target Agreement"). Under the terms of the Target Agreement, Target has the exclusive license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

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

The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement on the same terms and conditions for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006. The next renewal option could be exercised by Target in or before January 2005. This renewal option could extend the Target Agreement through January 2008.

       In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States. The Company also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

       In May 2002, the Company entered into an agreement with Hudson's Bay Company whereby the Company provides product design services, and has licensed the Mossimo trademark to Hudson's Bay Company exclusively in Canada. The Company receives license royalties and design service fees. Hudson's Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. Hudson's Bay Company fully launched the Mossimo product in mid-March 2003 for distribution through its Zellers stores in Canada.

       On January 16, 2004, the Company acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement for aggregate consideration of $375,000. Modern Amusement designs, merchandises, sources, markets, sells and distributes wholesale apparel and related accessories for young men and young women. The "Modern Amusement" registered brand is principally focused on premium west coast-lifestyle apparel and related accessories. The products are offered at moderate to upper price points through traditional specialty store and higher-end department store distribution channels. This line of business is expected to diversify the Company's current design and licensing business of its Mossimo brand product through mass retail distribution channels. The accompanying condensed consolidated financial statements include the account balances of Modern Amusement as of June 30, 2004 and the results of operations of Modern Amusement for the three months ended June 30, 2004 and for the period from January 16, 2004 to June 30, 2004. Pro forma information is not presented for the three and six month periods ended June 30, 2003 as the account balances and results of operations of Modern Amusement are not considered material to the Company's results of operations for those periods.

3. REVENUE RECOGNITION

       Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. During the periods presented herein, a substantial amount of the Company's revenue from license royalties and design fees were generated under the Target Agreement under a rate of 1% to 4% that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company's revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company's fiscal year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company's fiscal year due to the declining rates in the Target Agreement. Royalties from Target are receivable 30 days after the end of Target's fiscal year quarters. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

       Revenue from product sales is recognized when merchandise is sold to customers. Reserves for returns and allowances are recorded at the time of sale.

4. BONUS PLANS

       The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company's overall performance, with the total amount of the bonuses not to exceed a percent (as defined) of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has expensed approximately $667,000 and $875,000 under these agreements for the three month periods ended June 30, 2004 and 2003, respectively; and $1,274,000 and $1,446,000 for the six month periods ended June 30, 2004 and 2003, respectively.

5. INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes". Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry forward for income taxes purposes.

       The Company recorded a provision for income taxes of $680,000 and $1,527,000 for the three and six month periods ended June 30, 2004, respectively. Both provisions approximate the Company's combined statutory tax rate for Federal and California state income taxes.

       At June 30, 2004, the Company has recorded a total net deferred tax asset of $7.7 million, with $2.5 million classified as current in the accompanying condensed consolidated balance sheet, as a result of the extension of the Target Agreement through January 31, 2006, management's discussions with Target prior to the end of 2003 which resulted in management considering that it is more likely than not that Target would extend the agreement through 2008, the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. The Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability and has recorded a valuation allowance for its net deferred tax assets of $1.1 million.

       As of December 31, 2003, the Company had approximately $22 million and $18 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term for the most part by its net operating tax loss carryforwards.

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

6. BUSINESS ACQUISITION

       On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement. The acquisition was accounted for as a purchase whereby the purchase price was allocated to the assets acquired based on fair values. The excess purchase price over the amount allocated to the assets acquired has been recorded as goodwill in the accompanying condensed consolidated balance sheet at June 30, 2004. The following table summarizes the fair values of the assets acquired at the date of acquisition. Proforma information is not presented as the impact of this acquisition on the consolidated financial statements is not material.

        Net current assets........................................     $    25
        Property and equipment....................................          20
        Goodwill..................................................         324
        Other assets..............................................           6
                                                                       -------
                 Assets acquired..................................     $   375
                                                                       -------


7. EARNINGS PER SHARE AND STOCK OPTION PLANS

       Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. Stock options excluded from diluted weighted average shares outstanding were approximately 441,000 and 614,000 for the three months ended June 30, 2004 and 2003, respectively; and approximately 441,000 and 600,000 for the six months ended June 30, 2004 and 2003, respectively; as they were antidilutive. There was no effect on net earnings available to common stockholders for any period presented as a result of dilutive securities.

       The reconciliation between net earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

                                                        Three Months             Six Months
                                                       Ended June 30,           Ended June 30,
                                                       --------------           --------------
                                                     2004         2003         2004         2003
                                                     ----         ----         ----         ----
Net earnings ..................................    $ 1,007      $ 1,845      $ 2,197      $ 3,243
Weighted average shares outstanding - Basic ...     15,738       15,493       15,738       15,491
 Basic earnings per share .....................    $  0.06      $  0.12      $  0.14      $  0.21

Add: Dilutive effect of stock options .........         30          150           32          216
Weighted average shares outstanding - Diluted..     15,768       15,643       15,770       15,707
 Diluted earnings per share ...................    $  0.06      $  0.12      $  0.14      $  0.21

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

       The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the three and six month periods ended June 30, 2004 and 2003, assuming risk-free interest rates in the range of approximately 1.9 to 6.7 percent; volatility in the range of approximately 49 to 202 percent; zero dividend yield; and expected lives of five years. In accordance with APB Opinion No. 25, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company's stock on the date of issuance.

       If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net earnings and earnings per share would have resulted in the approximate pro forma amounts indicated below for the three and six month periods ended June 30, 2004 and 2003 (in thousands, except per share data):


                                                                    Three Months                    Six Months
                                                                   Ended June 30,                  Ended June 30,
                                                                2004            2003            2004           2003
                                                             ----------      ----------      ----------      ----------
Net earnings as reported ..............................      $   1,007       $   1,845       $   2,197       $   3,243
Less: Total compensation as if the fair value method
     was used, net of tax effect ......................            (73)           (238)           (147)           (368)
                                                             ----------      ----------      ----------      ----------
Pro forma net earnings ................................      $     934       $   1,607       $   2,050       $   2,875
                                                             ==========      ==========      ==========      ==========

Net earnings per share:
     Basic - as reported ..............................      $    0.06       $    0.12       $    0.14       $    0.21
     Basic - pro forma ................................      $    0.06       $    0.10       $    0.13       $    0.19

     Diluted - as reported ............................      $    0.06       $    0.12       $    0.14       $    0.21
     Diluted - pro forma ..............................      $    0.06       $    0.10       $    0.13       $    0.18


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

       In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In December 2003, the FASB issued "Summary of Interpretation No. 46 (Revised December 2003)" ("FIN 46R") which replaced FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. Certain special effective date provisions apply to companies that fully or partially applied FIN 46 prior to the issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public companies that have interests in variable interest entities or potential variable interest entities, commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public companies (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Neither the initial adoption of FIN 46 nor the adoption of FIN 46R had a material impact on the Company's financial position or results of operations.

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

       During the six months ended June 30, 2004 the Company paid all unpaid commissions, legal fees and interest payable to the third party in connection with this litigation. The Company had accrued for the full amount each quarter under the original agreement with the third party, including estimated penalties and interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes the operations of Mossimo, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's financial statements for the year ended December 31, 2003 on Form 10-K.

RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

         In 2000, the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. The Company entered into a multi-year licensing and design services agreement with Target Corporation ("Target") in March 2000, subsequently amended in April 2002 and in February 2003, (herein after referred to as the "Target Agreement"). Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

         Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target's net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million payable in each of the contract years after January 31, 2002. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement on the same terms and conditions for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006. The next renewal option could be exercised by Target in or before January 2005. This renewal option could extend the Target Agreement through January 2008.

         In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States. The Company also licenses its trademarks for use in collections of eyewear and women's swimwear and body-wear sold in Target stores in the United States.

         In May 2002, the Company entered into an agreement with Hudson's Bay Company whereby the Company provides product design services, and has licensed the Mossimo trademark to Hudson's Bay Company exclusively in Canada. The Company receives license royalties and design service fees. Hudson's Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson's Bay Company. Hudson's Bay Company fully launched the Mossimo product in mid-March 2003 for distribution through its Zellers stores in Canada.

       On January 16, 2004, the Company acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement for aggregate consideration of $375,000. Modern Amusement designs, merchandises, sources, markets, sells and distributes wholesale apparel and related accessories for young men and young women. The "Modern Amusement" registered brand is principally focused on premium west coast-lifestyle apparel and related accessories. The products are offered at moderate to upper price points through traditional specialty store and higher-end department store distribution channels. This line of business is expected to diversify the Company's current design and licensing business of its Mossimo brand product through mass retail distribution channels.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     REVENUES

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. For the three months ended June 30, 2004, a substantial amount of the Company's revenue from license royalties and design fees were generated under the Target Agreement. The royalty rate under the Target Agreement declines, as the contract year progresses and Target achieves certain levels of retail sales, from 4% to 1%. The declining royalty rate is reset each contract year beginning on February 1. Accordingly, revenue recognized in the first and second quarters of the Company's fiscal year is significantly higher than in the third and fourth quarters due to the declining rates in the Target Agreement. Royalties from Target are receivable 30 days after the end of Target's fiscal year quarters. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

         Total revenue from license royalties and design service fees in the second quarter of 2004 were $5.8 million compared to $6.9 million in the second quarter of 2003.

         Design service fees and royalties recognized under the Target Agreement were $5.1 million in the second quarter of 2004 compared to $6.2 million in the second quarter of 2003. The decrease is due to reduced consumer spending in the second quarter of 2004 at Target stores. Royalties and design service fees from customers other than Target decreased to $664,000 in the second quarter of 2004 from $685,000 in the second quarter of 2003. The decrease was primarily due to a decrease in design service fees received from Zellers to $141,000 in the second quarter of 2004 from $272,000 in the second quarter of 2003. Zellers performed more of the design services for Mossimo branded products sold through Zellers stores in Canada. This decrease was partially offset by an increase in royalty fees to $250,000 in the second quarter of 2004 from $200,000 in the second quarter of 2003 attributable to women's swimwear and body-wear sold in Target stores under a separate agreement in the United States. The Company's revenues generated under the Target Agreement are expected to increase modestly during the remainder of 2004 as Target adds new stores, the Company continues to maximize its opportunities with Target and consumer spending increases.

         Modern Amusement realized product sales of $424,000 in the second quarter of 2004.

     OPERATING EXPENSES

         Total operating expenses is comprised of the cost of product sales and selling, general and administrative expenses. Selling, general and administrative expenses increased to $4.3 million in the second quarter of 2004 from $3.8 million for the comparable period in 2003. Selling, general and administrative expenses were approximately 75% of revenues from royalties and design service fees in the second quarter of 2004, as compared to approximately 55% for the comparable period of 2003. This increase was primarily due to $589,000 of selling, general and administrative expenses incurred in the second quarter of 2004 by the operations of Modern Amusement. Operating expenses for Mossimo, Inc., as a stand-alone operation, as a percent of revenues from royalties and design service fees, increased to 65% for the second quarter of 2004 compared to 55% for the comparable period of 2003, primarily as a result of the aforementioned decrease in design service fees and royalties received from Target.

         Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, decreased to $765,000 in the second quarter of 2004 from $912,000 in the second quarter of 2003, due to the decrease in design service fees and royalties received from Target.

         General and administrative expenses include payroll for the Company's officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Salaries and related costs for Mossimo, as a stand alone operation increased to $1.3 million in the second quarter of 2004 from $1 million in the second quarter of 2003 as a result of an increase in remuneration payable to the Company's then Vice-Chairman and President, Mr. Edwin Lewis.

         On July 30, 2004, the Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors, approved an employment agreement for Edwin Lewis. Under the agreement Mr. Lewis will have the title of Chief Executive Officer-Operations and Finance. Additionally under his agreement Mr. Lewis is entitled to an increased base salary of $900,000 per annum which is effective from January 1, 2004.

         Also included in general and administrative expenses are bonuses of $667,000 in the second quarter of 2004, and $875,000 in the second quarter of 2003, which are due under bonus plans covering two executive officers of the Company. Design, artwork and sample costs decreased to $134,000 in the second quarter of 2004 from $223,000 in the second quarter of 2003 primarily due to costs incurred in 2003 relating to the launch of the Company's product line with Zellers. Travel expenses increased to $281,000 in the second quarter of 2004 from $182,000 in the second quarter of 2003 as a result of the increased amount and costs of executive officers' travel.

         Legal expenses in the second quarter of 2004 decreased to $82,000 from $143,000 in the second quarter of 2003 as a result of $81,000 incurred in 2003 in connection with a legal dispute with the third party who assisted the Company in connection with entering into the initial agreement with Target. The dispute was resolved in the first quarter of 2004 and is further discussed in Part II,
Item I - Legal Proceedings in this quarterly report.

         Selling, general and administrative expenses incurred by Modern Amusement were $589,000 in the second quarter of 2004. These costs consisted primarily of salary and related costs of $235,000, consulting and outsourcing fees of $110,000, and tradeshow and samples costs of $66,000.

     INTEREST INCOME (EXPENSE),NET

         The Company earned $20,000 in interest income in the second quarter of 2004, compared to $22,000 in the second quarter of 2003. As a result of the repayment of the Company's outstanding balance of a loan payable to a bank in 2003 no interest expense was incurred in the second quarter of 2004. The Company incurred interest expense in the second quarter of 2003 of $31,000.

     INCOME TAXES

         The Company recorded a provision for income taxes of $680,000 in the second quarter of 2004 compared to a provision for income taxes of $1,230,000 in the second quarter of 2003. Both provisions approximate the Company's combined statutory tax rate for Federal and California state income taxes.

         At December 31, 2003, the Company had approximately $22 million and $18 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

     NET EARNINGS

         The Company's net earnings for the second quarter of 2004 were $1.0 million, or $0.06 per diluted share, compared to net earnings of $1.8 million, or $0.12 per diluted share for the second quarter of 2003 due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     REVENUES

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. For the six months ended June 30, 2004, a substantial amount of the Company's revenue from license royalties and design fees were generated under the Target Agreement. The royalty rate under the Target Agreement declines, as the contract year progresses and Target achieves certain levels of retail sales, from 4% to 1%. The declining royalty rate is reset each contract year beginning on February 1. Accordingly, revenue recognized in the first and second quarters of the Company's fiscal year is significantly higher than in the third and fourth quarters due to the declining rates in the Target Agreement. Royalties from Target are receivable 30 days after the end of Target's fiscal year quarters. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

         Total revenue from license royalties and design service fees in the six months ended June 30, 2004 were $12.0 million compared to $12.7 million in the six months ended June 30, 2003.

         Design service fees and royalties recognized under the Target Agreement were $10.6 million in the six months ended June 30, 2004 compared to $11.4 million in the six months ended June 30, 2003. The decrease is due to reduced consumer spending in the second quarter of 2004 at Target stores. Royalties and design service fees from customers other than Target increased to $1.4 million in the six months ended June 30, 2004 from $1.3 million in the six months ended June 30, 2003. This increase was due to an increase in royalty fees to $582,000 for the six months ended June 30, 2004 from $447,000 in the six months ended June 30, 2003 attributable to women's swimwear and body-wear sold in Target stores under a separate agreement in the United States. This increase was partially offset by a decrease in design service fees received from Zellers to $301,000 in the six months ended June 30, 2004 from $378,000 in the six months ended June 30, 2003. Zellers performed more of the design services in respect of Mossimo branded products sold through Zellers stores in Canada. The Company's revenues generated under the Target Agreement are expected to increase modestly during the remainder of 2004 as Target adds new stores, the Company continues to maximize its opportunities with Target and consumer spending increases.

         Modern Amusement realized product sales of $450,000 in the six months ended June 30, 2004.

     OPERATING EXPENSES

         Total operating expenses is comprised of the costs of product sales and selling, general and administrative expenses. Selling, general and administrative expenses increased to $8.5 million in the six months ended June 30, 2004, from $7.3 million for the comparable period in 2003. Selling, general and administrative expenses were approximately 71% of revenues from royalties and design service fees in the six months ended June 30, 2004, as compared to approximately 57% for the comparable period of 2003. This increase was primarily due to $1.1 million of selling, general and administrative expenses incurred in the six months ended June 30, 2004 by the operations of Modern Amusement. Operating expenses for Mossimo, Inc., as a stand-alone operation, as a percent of revenues from royalties and design service fees, increased to 62% for the six months ended June 30, 2004 compared to 57% for the comparable period of 2003, primarily as a result of the decrease in design service fees and royalties received from Target.

         Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, increased to $1.8 million in the six months ended June 30, 2004 from $1.7 million in the six months ended June 30, 2003. Despite the decrease in design service fees and royalties received from Target in the six months ended June 30, 2004 compared with the comparable period in 2003, commissions have increased as a result of an adjustment in the interest owed on the unpaid commissions to the third party that occurred in the first quarter of 2004.

         General and administrative expenses include payroll for the Company's officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Salaries and related costs for Mossimo, as a stand alone operation, increased to $2.2 million in the six months ended June 30, 2004 from $2.0 million in the six months ended June 30, 2003, primarily as a result of an increase in remuneration payable to the Company's then Vice-Chairman and President, Mr. Edwin Lewis.

         On July 30, 2004, the Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors, approved an employment agreement for Edwin Lewis. Under the agreement Mr. Lewis will have the title of Chief Executive Officer-Operations and Finance. Additionally under his agreement Mr. Lewis is entitled to an increased base salary of $900,000 per annum which is effective from January 1, 2004.

         Also included in general and administrative expenses are bonuses of $1.3 million in the six months ended June 30, 2004, and $1.4 million in the six months ended June 30, 2003, which are due under bonus plans covering two executive officers of the Company. Design, artwork and sample costs decreased to $283,000 in the six months ended June 30, 2004, from $501,000 in the six months ended June 30, 2003, primarily due to costs incurred in 2003 relating to the launch of the Company's product line with Zellers. Travel expenses increased to $509,000 in the six months ended June 30, 2004, from $405,000 in the six months ended June 30, 2003, as a result of the increased amount and costs of executive officers' travel.

         Selling, general and administrative expenses incurred by Modern Amusement were $1.1 million in the six months ended June 30, 2004. These costs consisted primarily of salary and related costs of $424,000, consulting and outsourcing fees of $194,000, and tradeshow and samples costs of $215,000.

     INTEREST INCOME (EXPENSE),NET

         The Company earned $47,000 in interest income in the six months ended June 30, 2004, compared to $48,000 in the six months ended June 30, 2003. As a result of the repayment of the Company's outstanding balance of a loan payable to a bank in 2003 no interest expense was incurred in the six months ended June 30, 2004. The Company incurred interest expense in the six months ended June 30, 2003 of $71,000.

     INCOME TAXES

         The Company recorded a provision for income taxes of $1,527,000 in the six months ended June 30, 2004 compared to a provision for income taxes of $2,160,000 in the six months ended June 30, 2003. Both provisions approximate the Company's combined statutory tax rate for Federal and California state income taxes.

         At December 31, 2003, the Company had approximately $22 million and $18 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

     NET EARNINGS

         The Company's net earnings for the six months ended June 30, 2004 were $2.2 million, or $0.14 per diluted share, compared to net earnings of $3.2 million, or $0.21 per diluted share for the six months ended June 30, 2003 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was approximately $62,000 for the six months ended June 30, 2004. Cash provided by operating activities primarily includes $2.2 million provided by net earnings, plus a decrease in deferred income taxes of $1.5 million, partially offset by an increase in accounts receivable of $2.5 million and decreases in accrued liabilities of $802,000. Additionally during the six months ended June 30, 2004, a legal dispute with a third party was resolved. Prior to June 30, 2004 the Company paid all previously accrued and unpaid commissions, legal fees and interest payable to the third party in connection with this matter. This resulted in a decrease in restricted cash of $4.6 million which was offset by a decrease in accrued commissions of $4.7 million. The dispute is further discussed in Part II, Item I
- Legal Proceedings in this quarterly report.

         Net cash used in investing activities was $1.1 million in the six months ended June 30, 2004 and was comprised of the purchase price for the business of Modern Amusement of $375,000 and purchase of additional property and equipment of $697,000 primarily relating to additional property and equipment for Modern Amusement.

         As a result of the acquisition in January 2004, of the Modern Amusement, we amended our facility lease to increase our space from approximately 6,000 square feet to approximately 9,000 square feet, and extend the lease term through July 2009. The future annual obligation under the amended lease varies each year. It commences at approximately $290,000 in 2004 and increases to $334,000 in 2008. The required cash and liquidity resources for Modern Amusement are not expected to have a significant impact on our liquidity and capital resources in 2004. Future cash and liquidity resources required beyond 2004 will depend in part on our planned expansion of the Modern Amusement business.

         The Company is approached from time to time by parties seeking to sell their brands and related trademarks. Should an established marketable brand become available on favorable terms, the Company may be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, with available cash.

         The Company believes that its available cash balances at June 30, 2004, and its expected net operating cash inflows from operations during 2004, will be adequate to meet the Company's anticipated liquidity needs in 2004.

         From time to time, the Company also considers a number of different financing alternatives, including the issuance of equity securities, and debt instruments as sources of liquidity or as consideration for potential acquisitions. These financing sources may not be available on acceptable terms to the Company.


CRITICAL ACCOUNTING POLICIES

         REVENUE RECOGNITION

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company's products. During the periods presented herein, a substantial amount of the Company's revenue from license royalties and design fees were generated under the Target Agreement under a rate of 1% to 4% that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company's revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company's fiscal year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company's fiscal year due to the declining rates in the Target Agreement. Royalties from Target are receivable 30 days after the end of Target's fiscal year quarters. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

         Revenue from product sales is recognized when merchandise is sold to customers. Reserves for returns and allowances are recorded at the time of sale.

     INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes". Deferred taxes result from the recognition of the income tax benefit to be derived from the Company's net operating loss carry forward for income taxes purposes.

         The Company recorded a provision for income taxes of $680,000 and $1,527,000 for the three and six month periods ended June 30, 2004, respectively. Both provisions approximate the Company's combined statutory tax rate for Federal and California state income taxes.

         At June 30, 2004, the Company has recorded a total net deferred tax asset of $7.7 million, with $2.5 million classified as current in the accompanying condensed consolidated balance sheet, as a result of the extension of the Target Agreement through January 31, 2006, management's discussions with Target prior to June 30, 2004 which resulted in management considering that it is more likely than not that Target would extend the agreement through 2008, the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. The Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability and has recorded a valuation allowance for its net deferred tax assets of $1.1 million.

         As of December 31, 2003, the Company had approximately $22 million and $18 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In December 2003, the FASB issued "Summary of Interpretation No. 46 (Revised December 2003)" ("FIN 46R") which replaced FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. Certain special effective date provisions apply to companies that fully or partially applied FIN 46 prior to the issuance of FIN 46R. Otherwise, application of FIN

46R is required in financial statements of public companies that have interests in variable interest entities or potential variable interest entities, commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public companies (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Neither the initial adoption of FIN 46 nor the adoption of FIN 46R had a material impact on the Company's financial position or results of operations.

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


ITEM 4. CONTROLS AND PROCEDURES

         Based on their evaluation as of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

         There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the periods covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

         Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

         During the six months ended June 30, 2004 the Company paid all unpaid commissions, legal fees and interest payable to the third party in connection with this litigation. The Company had accrued for the full amount each quarter under the original agreement with the third party, including estimated penalties and interest.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      Annual Meeting:

                  The 2004 Annual Meeting of stockholders of Mossimo, Inc. was held on June 4, 2004.

         (b) Brett White was elected as a director at the 2004 Annual Meeting. The directors whose terms of office continued after the 2004 Annual Meeting were Mossimo Giannulli, Edwin Lewis, Robert Martini and William R. Halford.

         (c) The following are the election results for the nominee to the Board of Directors:

                                              FOR                       WITHHELD
                                              ---                       --------
                  Brett White                 14,619,360                592,798

         (d)      Not applicable.

ITEM 5 - OTHER INFORMATION

         On July 30, 2004, the Board of Directors, upon the recommendation of the Board of Directors' Compensation Committee, elected Mossimo Giannulli to the position of Chairman of the Board and Chief Executive Officer-Design and Strategic Planning and elected Edwin Lewis as Chief Executive Officer-Operations and Finance. In addition, the Board of Directors, upon the recommendation of the Board's Compensation Committee, approved an employment agreement for Edwin Lewis. The employment agreement provides for a base salary of $900,000 per annum which is effective from January 1 ,2004. All other terms of the employment agreement are effective August 1 2004 and the agreement has a one year term that is renewable by the Company and Mr. Lewis for subsequent one year terms.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  10.1     Employment Agreement between Edwin Lewis and Mossimo,
                           Inc.
                  31.1 Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Exchange Act of 1934
                  31.2 Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Exchange Act of 1934
                  32.1 Certification of Principal Executive Officer Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
                  32.2 Certification of Principal Financial Officer Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  The Company filed the following reports on Form 8-K during the second quarter of its fiscal year ended December 31, 2004:

                  On May 12, 2004, the registrant filed a report on Form 8-K announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the thirteenth day of August 2004.


                                  MOSSIMO, INC.



                                  /s/ MOSSIMO GIANNULLI
                                  ---------------------
                                    Mossimo Giannulli
                                    Chairman and Chief Executive Officer
                                    Principal Executive Officer




                                  /s/ EDWIN LEWIS
                                  ------------------
                                    Edwin Lewis
                                    President and Acting Chief Financial Officer
                                    Principal Financial and Accounting Officer

Exhibit Index

         10.1     Employment Agreement between Edwin Lewis and Mossimo, Inc.
         31.1 Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Exchange Act of 1934
         31.2 Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Exchange Act of 1934
         32.1 Certification of Principal Executive Officer Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
         32.2 Certification of Principal Financial Officer Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.