Form 10-Q
period 2004-09-30
MOSSIMO INC
filed 2004-11-15
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _____________

COMMISSION FILE NUMBER: 1-14208

MOSSIMO, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	33-0684524
(State or other jurisdiction of	(I.R.S. Employer ID No.)
incorporation or organization)

2016 BROADWAY
SANTA MONICA, CALIFORNIA	90404
(Address of principal	(Zip Code)
executive offices)

(310) 460-0040

(Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

                Indicate by check mark whether the Registrant is an accelerated filer (as determined by Exchange Act Rule 12b-2). Yes ☐ No ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

                As of November 5, 2004, 15,738,442 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

MOSSIMO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOSSIMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,829	$9,707
Restricted cash	—	4,585
Accounts receivable	3,554	2,007
Merchandising inventories	235	—
Deferred income taxes	2,460	3,071
Prepaid expenses and other current assets	460	282
Total current assets	16,538	19,652

Property and equipment, net	1,104	480
Deferred income taxes	5,265	6,037
Goodwill	324	—
Other assets	68	244
	$23,299	$26,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$305	$525
Accrued liabilities	432	1,513
Accrued commissions	347	5,251
Accrued bonuses	1,131	112
Total current liabilities	2,215	7,401

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001; authorized shares 3,000,000; no shares issued or outstanding	—	—
Common stock, par value $.001; authorized shares 30,000,000; issued and outstanding 15,738,442 at September 30, 2004 and December 31, 2003	15	15
Additional paid-in capital	39,763	39,763
Accumulated deficit	(18,694)	(20,766)
Stockholders’ equity	21,084	19,012
	$23,299	$26,413

See accompanying notes to condensed consolidated financial statements.

MOSSIMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenue from license royalties and design service fees	$4,187	$4,176	$16,181	$16,902

Product Sales	747	—	1,197	—

Total revenues	4,934	4,176	17,378	16,902

Operating expenses:
Cost of product sales	665	—	889	—
Selling, general and administrative	4,470	3,144	13,014	10,444

Operating earnings (loss)	(201)	1,032	3,475	6,458

Interest income (expense), net	26	18	73	(4)

Earnings (loss) before income taxes	(175)	1,050	3,548	6,454

Provision for income taxes	(50)	420	1,476	2,580

Net earnings (loss)	$(125)	$630	$2,072	$3,874

Earnings (loss) per share:
Basic	$(0.01)	$0.04	$0.13	$0.25

Diluted	$(0.01)	$0.04	$0.13	$0.25

Shares used in computing earnings (loss) per share:

Basic	15,738	15,500	15,738	15,495

Diluted	15,738	15,782	15,777	15,734

See accompanying notes to condensed consolidated financial statements.

MOSSIMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

UNAUDITED

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,072	$3,874
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	237	205
Deferred income taxes	1,383	2,580
Changes in:
Restricted cash	4,585	(4,585)
Accounts receivable	(1,535)	(142)
Inventories	(222)	—
Prepaid expenses and other current assets	(178)	(624)
Other assets	182	(152)
Accounts payable	(220)	(375)
Accrued liabilities	(1,081)	(402)
Accrued commissions	(4,904)	(512)
Accrued bonuses	1,019	2,235
Net cash provided by operating activities	1,338	2,102

CASH FLOWS FROM INVESTING ACTIVITITES:
Payment for acquisition of a business	(375)	—
Payments for acquisition of property and equipment	(841)	(107)
Net cash used in investing activities	(1,216)	(107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan payable	—	(1,066)
Proceeds from issuance of common stock	—	52
Net cash used in financing activities	—	(1,014)

NET INCREASE IN CASH AND CASH EQUIVALENTS	122	981
Cash and cash equivalents, beginning of period	9,707	7,786
Cash and cash equivalents, end of period	$9,829	$8,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$10

Cash paid during the period for income taxes	$58	$—

See accompanying notes to condensed consolidated financial statements.

MOSSIMO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

       The condensed consolidated financial statements presented herein have not been audited by independent auditors, but include all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. The condensed consolidated balance sheet data presented herein for December 31, 2003 was derived from the Company’s audited financial statements for the year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

       On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement, Inc. (“Modern Amusement”). The accompanying condensed consolidated financial statements include the account balances of Modern Amusement as of September 30, 2004 and the results of operations of Modern Amusement for the three months ended September 30, 2004 and for the period from January 16, 2004 to September 30, 2004. All intercompany accounts and transactions have been eliminated in consolidation.

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

2. DESCRIPTION OF BUSINESS

       In 2000, the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. The Company entered into a multi-year licensing and design services agreement with Target Corporation (“Target”) in March 2000, subsequently amended in April 2002 and in February 2003, (herein after referred to as the “Target Agreement”). Under the terms of the Target Agreement, Target has the exclusive license for production and distribution through Target stores of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

       Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target’s net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million payable in each of the contract years after January 31, 2002. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target.

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

       In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States. The Company also licenses its trademarks for use in collections of eyewear and women’s swimwear and body-wear sold in Target stores in the United States.

       In May 2002, the Company entered into an agreement with Hudson’s Bay Company whereby the Company provides product design services, and has licensed the Mossimo trademark to Hudson’s Bay Company exclusively in Canada. The Company receives license royalties and design service fees. Hudson’s Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson’s Bay Company. Hudson’s Bay Company fully launched the Mossimo product line in March 2003 for distribution through its Zellers stores in Canada.

       On January 16, 2004, the Company acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement for aggregate consideration of $375,000. Modern Amusement designs, merchandises, sources, markets, sells and distributes wholesale apparel and related accessories for young men and young women. The “Modern Amusement” registered brand is principally focused on premium west coast-lifestyle apparel and related accessories. The products are offered at moderate to upper price points through traditional specialty store and higher-end department store distribution channels. This line of business is expected to diversify the Company’s current design and licensing business of its Mossimo brand product through mass retail distribution channels. The accompanying condensed consolidated financial statements include the account balances of Modern Amusement as of September 30, 2004 and the results of operations of Modern Amusement for the three months ended September 30, 2004 and for the period from January 16, 2004 to September 30, 2004. Pro forma information is not presented for the three and nine month periods ended September 30, 2003 as the account balances and results of operations of Modern Amusement are not considered material to the Company’s results of operations for those periods.

3. REVENUE RECOGNITION

       Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products. During the periods presented herein, a substantial amount of the Company’s revenue from license royalties and design fees were generated under the Target Agreement under a rate of 1% to 4% that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company’s revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company’s fiscal year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company’s fiscal year due to the declining rates in the Target Agreement. Royalties from Target are receivable 30 days after the end of Target’s fiscal year quarters. Revenue from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

       Revenue from product sales is recognized when merchandise is sold to customers. An allowance for merchandise returns is estimated and recorded at the time of sale.

4. BONUS PLANS

       The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company’s overall performance, with the total amount of the bonuses not to exceed a percent (as defined) of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has expensed approximately $465,000 and $407,000 under these agreements for the three month periods ended September 30, 2004 and 2003, respectively; and $1,739,000 and $1,870,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

5. INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred taxes result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes.

       The Company recorded a provision for income taxes of ($50,000) and $1,476,000 for the three and nine month periods ended September 30, 2004, respectively. Both provisions reflect the Company’s consolidated effective tax rate expected to apply to full year earnings.

       At September 30, 2004, the Company has recorded a total net deferred tax asset of $7.7 million, with $2.5 million classified as current in the accompanying condensed consolidated balance sheet, as a result of the extension of the Target Agreement through January 31, 2006, management’s discussions with Target prior to the end of 2003 which resulted in management considering that it is more likely than not that Target would extend the agreement through 2008, the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. The Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability and has recorded a valuation allowance for its net deferred tax assets of $1.1 million.

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

       In addition to the Company’s taxable income being subject to federal, state and local income taxes, the Company may be classified as a “personal holding company” from time to time. Personal holding company status results from more than 50 percent of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60 percent of the Company’s income, as defined, being derived from royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate on undistributed after tax earnings.

       Over 50 percent of the value of the Company’s outstanding stock is owned by one stockholder, however it is presently anticipated that in 2004, no more than 60 percent of the Company’s income, as defined, would be derived from license royalties. Accordingly, at this time the Company is not anticipating to be classified as a personal holding company at the end of 2004 and the Company intends to continue to take appropriate measures to avoid being classified as a personal holding company at the end of 2004 and beyond. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company at the end of 2004 or in future years.

6. BUSINESS ACQUISITION

       On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement. Modern Amusement designs, merchandises, sources, markets, sells and distributes wholesale apparel and related accessories for young men and young women. The “Modern Amusement” registered brand is principally focused on premium west coast-lifestyle apparel and related accessories. The products are offered at moderate to upper price points through traditional specialty store and higher-end department store distribution channels. This line of business is expected to diversify the Company’s current design and licensing business of its Mossimo brand product through mass retail distribution channels.  The acquisition was accounted for as a purchase whereby the purchase price was allocated to the assets acquired based on fair values. The excess purchase price over the amount allocated to the assets acquired has been recorded as goodwill in the accompanying condensed consolidated balance sheet at September 30, 2004. The following table summarizes the fair values of the assets acquired at the date of acquisition. Pro forma information is not presented as the impact of this acquisition on the consolidated financial statements is not material.

Net current assets	$25
Property and equipment	20
Goodwill	324
Other assets	6
Assets acquired	$375

      The preliminary allocation of the purchase price is pending completion of several elements, including the finalization of our valuation of acquired intangible assets.  We do not expect future adjustments to the purchase price to be material. However, there may be material adjustments to the allocation of the purchase price.

7. EARNINGS PER SHARE AND STOCK OPTION PLANS

       Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. Stock options excluded from diluted weighted average shares outstanding were approximately 656,300 and 400,000 for the three months ended September 30, 2004 and 2003, respectively; and approximately 424,300 and 550,000 for the nine months ended September 30, 2004 and 2003, respectively; as they were antidilutive.

       The reconciliation between net earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net earnings (loss)	$(125)	$630	$2,072	$3,874
Weighted average shares outstanding - Basic	15,738	15,500	15,738	15,495
Basic earnings (loss) per share	$(0.01)	$0.04	$0.13	$0.25

Add: Dilutive effect of stock options	—	282	39	239
Weighted average shares outstanding - Diluted	15,738	15,782	15,777	15,734
Diluted earnings (loss) per share	$(0.01)	$0.04	$0.13	$0.25

       The Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the “1995 Plan”), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and to certain advisors or consultants to the Company. In addition, the Company adopted a Non-Employee Directors Stock Option Plan (the “Directors Plan”) that provides for the grant of stock options to non-employee directors.

       The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company follows the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which require presentation of the pro forma effect of the fair value based method on net earnings and earnings per share in the financial statement footnotes.

        The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the three and nine month periods ended September 30, 2004 and 2003, assuming risk-free interest rates in the range of approximately 1.9 to 6.7 percent; volatility in the range of approximately 40 to 202 percent; zero dividend yield; and expected lives of five years. In accordance with APB Opinion No. 25, no compensation expense has been recognized related to stock options granted with an option price at or above the fair market value of the Company’s stock on the date of issuance.

       If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company’s net earnings (loss) and earnings (loss) per share would have resulted in the approximate pro forma amounts indicated below for the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net earnings as reported	$(125)	$630	$2,072	$3,874
Less: Total compensation as if the fair value method was used, net of tax effect	(213)	(238)	(360)	(606)
Pro forma net earnings (loss)	$(338)	$392	$1,712	$3,268

Net earnings (loss) per share:
Basic - as reported	$(0.01)	$0.04	$0.13	$0.25
Basic - pro forma	$(0.02)	$0.03	$0.11	$0.21

Diluted - as reported	$(0.01)	$0.04	$0.13	$0.25
Diluted - pro forma	$(0.02)	$0.02	$0.11	$0.21

8. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

       In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception relating to certain mandatorily redeemable financial instruments, is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

       In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued “Summary of Interpretation No. 46 (Revised December 2003)” (“FIN 46R”) which replaced FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”, and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. Certain special effective date provisions apply to companies that fully or partially applied FIN 46 prior to the issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public companies that have interests in variable interest entities or potential variable interest entities, commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public companies (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Neither the initial adoption of FIN 46 nor the adoption of FIN 46R had a material impact on the Company’s financial position or results of operations.

        In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

9. LITIGATION

       In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003 and awarded the third party the commissions owed, interest on the amounts due which had been withheld by the Company, and the recovery of the third party’s legal fees.

       In January 2003, the Company filed a petition to vacate the award, including commissions, third party legal fees, and interest, on the basis that the evidence received during the arbitration hearing demonstrated that the finder’s agreement between the Company and the third party was illegal under certain applicable California law. In January 2003, the third party filed a petition to confirm the award, including commissions, the third party’s legal fees, and interest.

       In June 2003, the award was confirmed and a judgment entered in favor of the third party, and the third party was awarded additional interest. In June 2003, the Company filed an appeal to the judgment and in connection therewith deposited with the court approximately $4,585,000. The $4,585,000 deposited with the courts was classified as restricted cash on the Company’s balance sheet as of December 31, 2003. The deposit secured 150% of the judgment amount. In January 2004, the appeal decision was rendered in favor of the third party, and the Company proceeded with an appeal to the Supreme Court of the State of California.

       In March 2004, the California Supreme Court denied the Company’s appeal. The California Supreme Court’s decision not to review the trial court judgment reaffirms the validity of the original finder’s agreement between the third party and Mossimo and the third party‘s right to be paid all amounts currently due, including interest at the legal rate and all post-judgment amounts as well as attorney’s fees.

       Prior to June 30, 2004, the Company paid all unpaid commissions, legal fees and interest payable to the third party in connection with this litigation. The Company had accrued for the full amount each quarter under the original agreement with the third party, including estimated penalties and interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes the consolidated operations of Mossimo, Inc., and its wholly-owned subsidiary Modern Amusement, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company’s financial statements for the year ended December 31, 2003 on Form 10-K.

RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

         In 2000, the Company changed its business operating strategy from a traditional apparel and related products wholesale company, to a designer and licensor of apparel and related products. The Company entered into a multi-year licensing and design services agreement with Target Corporation (“Target”) in March 2000, subsequently amended in April 2002 and in February 2003, (herein after referred to as the “Target Agreement”). Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States, other than those covered under other existing Mossimo licensing arrangements at the time the Company entered into the Target Agreement.

         Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target’s net sales of Mossimo brand products, with minimum total guaranteed fees of approximately $9.6 million payable in each of the contract years after January 31, 2002. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement on the same terms and conditions for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006. The next renewal option could be exercised by Target in or before January 2005. This renewal option could extend the Target Agreement through January 2008.

         In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States. The Company also licenses its trademarks for use in collections of eyewear and women’s swimwear and body-wear sold in Target stores in the United States.

         In May 2002, the Company entered into an agreement with Hudson’s Bay Company whereby the Company provides product design services, and has licensed the Mossimo trademark to Hudson’s Bay Company exclusively in Canada. The Company receives license royalties and design service fees. Hudson’s Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson’s Bay Company. Hudson’s Bay Company fully launched the Mossimo product in mid-March 2003 for distribution through its Zellers stores in Canada.

       On January 16, 2004, the Company acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement for aggregate consideration of $375,000. Modern Amusement designs, merchandises, sources, markets, sells and distributes wholesale apparel and related accessories for young men and young women. The “Modern Amusement” registered brand is principally focused on premium west coast-lifestyle apparel and related accessories. The products are offered at moderate to upper price points through traditional specialty store and higher-end department store distribution channels. This line of business is expected to diversify the Company’s current design and licensing business of its Mossimo brand product through mass retail distribution channels.

 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     REVENUES

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products. For the three months ended September 30, 2004, a substantial amount of the Company’s revenue from license royalties and design fees were generated under the Target Agreement. The royalty rate under the Target Agreement declines, as the contract year progresses and Target achieves certain levels of retail sales, from 4% to 1%. The declining royalty rate is reset each contract year beginning on February 1. Accordingly, revenue recognized in the first and second quarters of the Company’s fiscal year is significantly higher than in the third and fourth quarters due to the declining rates in the Target Agreement. Royalties from Target are receivable 30 days after the end of Target’s fiscal year quarters. Revenue from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

         Total revenue from license royalties and design service fees in the third quarter of 2004 and 2003 were consistent at $4.2 million.

         Design service fees and royalties recognized under the Target Agreement remained stable at $3.8 million for the third quarter of 2004 compared to $3.7 million for the third quarter 2003. Royalties and design service fees from customers other than Target decreased to $420,000 in the third quarter of 2004 from $521,000 in the third quarter of 2003. The decrease was primarily due to a decrease in design service fees received from Zellers to $27,000 in the third quarter of 2004 from $141,000 in the third quarter of 2003.

         Modern Amusement realized product sales of $747,000 in the third quarter of 2004.

     OPERATING EXPENSES

         Total operating expenses is comprised of the cost of product sales and selling, general and administrative expenses. Selling, general and administrative expenses increased to $4.5 million in the third quarter of 2004 from $3.1 million for the comparable period in 2003. Selling, general and administrative expenses were approximately 107% of revenues from license royalties and design service fees for the third quarter of 2004, as compared to approximately 75% for the comparable period of 2003. This increase was primarily due to $858,000 of selling, general and administrative expenses incurred in the third quarter of 2004 attributable to the operations of Modern Amusement. Operating expenses for Mossimo, Inc., as a stand-alone operation, as a percent of revenues from royalties and design service fees, increased to 86% for the third quarter of 2004 compared to 55% for the comparable period of 2003, primarily as a result of the increases in salary and related expense and travel expense discussed below. Cost of product sales incurred by Modern Amusement were $665,000 on $747,000 in revenue recognized on product sales for the third quarter of 2004.  The cost of the product was negatively impacted by markdowns taken on outdated merchandise.

         Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, increased to $561,000 in the third quarter of 2004 from $540,000 in the third quarter of 2003, due to the slight increase in design service fees and royalties received from Target.

          General and administrative expenses include payroll for the Company’s officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Salaries and related costs for Mossimo, Inc., as a stand-alone operation, increased to $1.1 million in the third quarter of 2004 from $1 million in the third quarter of 2003 as a result of an increase in remuneration payable to the Company’s Chief Executive Officer-Operations and Finance, Mr. Edwin Lewis.

         On July 30, 2004, the Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors, approved an employment agreement for Edwin Lewis. Under the agreement Mr. Lewis was elevated to Co-Chief Executive Officer-Operations and Finance. Additionally, under his agreement Mr. Lewis is entitled to an increased base salary of $900,000 per annum which became effective from January 1, 2004.

         Also included in general and administrative expenses are bonuses of $465,000 accrued in the third quarter of 2004, and $509,000 accrued in the third quarter of 2003, which are due under bonus plans covering two executive officers of the Company. Design, artwork and sample costs remained consistent at $220,000 in the third quarter of 2004 compared to $197,000 in the third quarter of 2003. Travel expenses increased to $520,000 in the third quarter of 2004 from $253,000 in the third quarter of 2003 as a result of the increased amount and costs of executive officers’ travel and costs incurred for two tradeshows attended during the third quarter 2004.

         Legal expenses in the third quarter of 2004 remained consistent at $95,000 between the third quarter 2004 and 2003.

         Selling, general and administrative expenses incurred by Modern Amusement were $858,000 in the third quarter of 2004. These costs consisted primarily of salary and related costs of $299,000, consulting and outsourcing fees of $149,000, tradeshow costs of $69,000 and sample design costs of $89,000.

     INTEREST INCOME (EXPENSE) NET

         The Company earned $26,000 in interest income in the third quarter of 2004, compared to $18,000 in the third quarter of 2003. The Company maintained a higher interest-earning cash balance in third quarter 2004 compared to 2003.

     INCOME TAXES

         The Company recorded a benefit for income taxes of ($50,000) in the third quarter of 2004 compared to a provision for income taxes of $420,000 in the third quarter of 2003. Both provisions reflect the Company’s estimated effective tax rate for the full year.

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

     NET EARNINGS

         The Company’s net loss for the third quarter of 2004 was $125,000, or $0.01 per diluted share, compared to net earnings of $630,000, or $0.04 per diluted share for the third quarter of 2003 due to the factors discussed above, which was primarily driven by the loss of $776,000 by Modern Amusement.

 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     REVENUES

         Total revenue from license royalties and design service fees in the nine months ended September 30, 2004 were $16.2 million compared to $16.9 million in the nine months ended September 30, 2003.

         Design service fees and royalties recognized under the Target Agreement were $14.4 million in the nine months ended September 30, 2004 compared to $15.1 million in the nine months ended September 30, 2003. The decrease is due to reduced consumer spending in the second quarter of 2004 at Target stores. Royalties and design service fees from customers other than Target remained consistent at $1.8 million in the nine months ended September 30, 2004 and 2003. The Company’s revenues generated under the Target Agreement are expected to increase modestly during the remainder of 2004 as Target adds new stores, the Company continues to maximize its opportunities with Target and consumer spending increases.

         Modern Amusement realized product sales of $1.2 million in the nine months ended September 30, 2004.

     OPERATING EXPENSES

         Total operating expenses is comprised of the cost of product sales and selling, general and administrative expenses. Selling, general and administrative expenses increased to $13.0 million in the nine months ended September 30, 2004, from $10.4 million for the comparable period in 2003. Selling, general and administrative expenses were approximately 81% of revenues from royalties and design service fees in the nine months ended September 30, 2004, as compared to approximately 62% for the comparable period of 2003. This increase was primarily due to $1.9 million of selling, general and administrative expenses incurred in the nine months ended September 30, 2004 by the operations of Modern Amusement. Operating expenses for Mossimo, Inc., as a stand-alone operation, as a percent of revenues from royalties and design service fees, increased to 69% for the nine months ended September 30, 2004 compared to 62% for the comparable period of 2003, primarily as a result of the aforementioned decrease in design service fees and royalties received from Target and the increase in salary and related expense and travel expense discussed below. Cost of product sales incurred by Modern Amusement were $889,000 on $1.2 million in revenue recognized on product sales for the nine months ended September 30, 2004.

          Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, increased to $2.3 million in the nine months ended September 30, 2004 from $2.2 million in the nine months ended September 30, 2003. Despite the decrease in design service fees and royalties received from Target in the nine months ended September 30, 2004 compared with the comparable period in 2003, commissions have increased as a result of an adjustment in the interest owed on the unpaid commissions to the third party that occurred in the first quarter of 2004.

          General and administrative expenses include payroll for the Company’s officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Salaries and related costs for Mossimo, Inc., as a stand-alone operation, increased to $3.3 million in the nine months ended September 30, 2004 from $3.1 million in the nine months ended September 30, 2003, primarily as a result of an increase in remuneration payable to the Company’s Co-Chief Executive Officer-Operations and Finance, Mr. Edwin Lewis.

         Also included in general and administrative expenses are bonuses of $1.7 million in the nine months ended Septebmer 30, 2004, and $1.9 million in the nine months ended September 30, 2003, which are due under bonus plans covering two executive officers of the Company. Design, artwork and sample costs decreased to $503,000 in the nine months ended September 30, 2004, from $697,000 in the nine months ended September 30, 2003, primarily due to costs incurred in 2003 relating to the launch of the Company’s product line with Zellers. Travel expenses increased to $1.0 million in the nine months ended September 30, 2004, from $658,000 in the nine months ended September 30, 2003, as a result of the increased amount and costs of executive officers’ travel.

         Selling, general and administrative expenses incurred by Modern Amusement were $1.9 million in the nine months ended September 30, 2004. These costs consisted primarily of salary and related costs of $723,000, consulting and outsourcing fees of $343,000, and tradeshow costs of $139,000 and sample design costs of $106,000.

     INTEREST INCOME (EXPENSE),NET

         The Company earned $73,000 in interest income in the nine months ended September 30, 2004, compared to $66,000 in the nine months ended September 30, 2003. As a result of the repayment of the Company’s outstanding balance of a loan payable to a bank in June 2003 no interest expense was incurred in the nine months ended September 30, 2004. The Company incurred interest expense in the nine months ended September 30, 2003 of $70,000.

     INCOME TAXES

         The Company recorded a provision for income taxes of $1,476,000 in the nine months ended September 30, 2004 compared to a provision for income taxes of $2,580,000 in the nine months ended September 30, 2003. Both provisions reflect the Company’s consolidated effective tax rate expected to apply to the full year.

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

     NET EARNINGS

         The Company’s net earnings for the nine months ended September 30, 2004 were $2.1 million, or $0.13 per diluted share, compared to net earnings of $3.9 million, or $0.25 per diluted share for the nine months ended September 30, 2003 due to the factors discussed above, which was primarily driven by the loss of $1.6 million by Modern Amusement.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was approximately $1.3 million for the nine months ended September 30, 2004. Cash provided by operating activities primarily includes $2.1 million provided by net earnings, plus a decrease in restricted cash of $4.6 million, partially offset by an increase in accounts receivable of $1.5 million and decreases in accrued liabilities of $1.1 million, which includes bonuses paid of $601,000, and accrued commissions of $4.9 million.

          The changes in accrued commissions and restricted cash resulted from a dispute with a third party that was resolved. Prior to September 30, 2004 the Company paid all previously accrued and unpaid commissions, legal fees and interest payable to the third party in connection with this matter. This resulted in a decrease in restricted cash of $4.6 million which was offset by a decrease in accrued commissions of $4.9 million. The dispute is further discussed in Part II, Item I - Legal Proceedings in this quarterly report.

         Net cash used in investing activities was $1.2 million in the nine months ended September 30, 2004 and was comprised of the purchase price for the business of Modern Amusement of $375,000 and purchase of additional property and equipment of $841,000 primarily relating to additional property and equipment for Modern Amusement.

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

         The Company believes that its available cash balances at September 30, 2004, and its expected net operating cash inflows from operations during 2004, will be adequate to meet the Company’s anticipated liquidity needs in 2004.

         From time to time, the Company also considers a number of different financing alternatives, including the issuance of equity securities, and debt instruments as sources of liquidity or as consideration for potential acquisitions. These financing sources may not be available on acceptable terms to the Company.

CRITICAL ACCOUNTING POLICIES

         REVENUE RECOGNITION

         Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products. During the periods presented herein, a substantial amount of the Company’s revenue from license royalties and design fees were generated under the Target Agreement under a rate of 1% to 4% that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company’s revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company’s fiscal year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company’s fiscal year due to the declining rates in the Target Agreement. Royalties from Target are receivable 30 days after the end of Target’s fiscal year quarters. Revenue from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

         Revenue from product sales is recognized when merchandise is sold to customers. An allowance for merchandise returns is estimated and recorded at the time of sale.

     INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of  Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”.  Deferred taxes result from the recognition of the income tax benefit to be  derived from the Company’s net operating loss carry forward for income taxes  purposes.

          In addition to the Company’s taxable income being subject to federal, state and local income taxes, the Company may be classified as a “personal holding company” from time to time. Personal holding company status results from more than 50 percent of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60 percent of the Company’s income, as defined, being derived from royalties. Personal holding companies are subject to an additional federal tax at the highest personal income tax rate on undistributed after tax earnings.

         Over 50 percent of the value of the Company’s outstanding stock is owned by one stockholder, however it is presently anticipated that in 2004, no more than 60 percent of the Company’s income, as defined, would be derived from license royalties. Accordingly, at this time the Company is not anticipated to be classified as a personal holding company at the end of 2004 and the Company intends to continue to take appropriate measures to avoid being classified as a personal holding company at the end of 2004 and beyond. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company at the end of 2004 or in future years.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception relating to certain mandatorily redeemable financial instruments, is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued “Summary of Interpretation No. 46 (Revised December 2003)” (“FIN 46R”) which replaced FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”, and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. Certain special effective date provisions apply to companies that fully or partially applied FIN 46 prior to the issuance of FIN 46R. Otherwise, application of FIN

 46R is required in financial statements of public companies that have interests in variable interest entities or potential variable interest entities, commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public companies (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Neither the initial adoption of FIN 46 nor the adoption of FIN 46R had a material impact on the Company’s financial position or results of operations.

         In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

     CONTINGENCIES AND LITIGATION

         Management evaluates contingent liabilities including pending or threatened litigation in accordance with SFAS No. 5 “Accounting for Contingencies”, and records accruals when the outcome of these matters is deemed probable and the amount of the liability is subject to reasonable estimation. Management makes these assessments based on the facts and circumstances available at the time, and in some instances based in part on the advice of outside counsel.

     INFLATION

         The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its operations. Since the Company’s future revenues are based on a percentage of sales of licensed products by licensees, the Company does not anticipate that inflation will have a material impact on future operations.

     EXCHANGE RATES

         The Company receives United States dollars for all its revenue from license royalties and design service fees, other than from its business in Canada, which began in 2003 and does not represent a substantial amount of revenue at this time. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s operating results. The Company does not engage in hedging activities with respect to exchange rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

         Based on their evaluation as of September 30, 2004, our Principal Executive Officer and acting Chief Financial Officer have concluded that our internal Controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

         There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

         Our management, including our Principal Executive Officer and acting Chief Financial Officer, does not expect that our internal controls and disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

         In connection with the “safe harbor” provisions of the Act, we are filing the following summary to identify important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

         The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, a termination or adverse modification of the Company’s license relationships with Target and others, the success of its licensing program with Target and The Hudson Bay Company and other licensees, the integration of Modern Amusement and its success in growing its business, changes in consumer demands and preferences, competition from other lines, risks generally associated with product introductions and shifting trends in the overall retail and apparel retailing markets and the other factors described in “Business-Risk Factors” in the Company’s Form 10-K filing for the year ended December 31, 2003.

PART II - OTHER INFORMATION

ITEM  1 - LEGAL PROCEEDINGS

         In May 2002, the Company made a demand for arbitration in connection with a claim for overpayment of commissions paid to a third party who assisted the Company in connection with entering into the initial agreement with Target. The arbitration hearing was completed in October 2002. In November 2002, the arbitration hearing panel issued a preliminary award in favor of the third party, which became final in January 2003 and awarded the third party the commissions owed, interest on the amounts due which had been withheld by the Company, and the recovery of the third party’s legal fees.

         In January 2003, the Company filed a petition to vacate the award, including commissions, third party legal fees, and interest, on the basis that the evidence received during the arbitration hearing demonstrated that the finder’s agreement between the Company and the third party was illegal under certain applicable California law. In January 2003 the third party filed a petition to confirm the award, including commissions, the third party’s legal fees, and interest.

         In June 2003, the award was confirmed and a judgment entered in favor of the third party, and the third party was awarded additional interest. In June 2003 the Company filed an appeal to the judgment and in connection therewith deposited with the court approximately $4,585,000. The $4,585,000 deposited with the courts was classified as restricted cash on the Company’s balance sheet as of December 31, 2003. The deposit secured 150% of the judgment amount. In January 2004 the appeal decision was rendered in favor of the third party, and the Company proceeded with an appeal to the Supreme Court of the State of California.

         In March 2004, the California Supreme Court denied the Company’s appeal. The California Supreme Court’s decision not to review the trial court judgment reaffirms the validity of the original finder’s agreement between the third party and Mossimo and the third party ‘s right to be paid all amounts currently due, including interest at the legal rate and all post-judgment amounts as well as attorney’s fees.

         Prior to June 30, 2004 the Company paid all unpaid commissions, legal fees and interest payable to the third party in connection with this litigation. The Company had accrued for the full amount each quarter under the original agreement with the third party, including estimated penalties and interest. Accordingly, this settlement did not have a material impact on the Company’s results of operations, financial position or cash flows.

ITEM  6 - EXHIBITS

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

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the eleventh day of November 2004.

MOSSIMO, INC.

/s/ MOSSIMO GIANNULLI
Mossimo Giannulli
Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

/s/ EDWIN LEWIS
Edwin Lewis
President, Co-Chief Executive Officer
and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

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