Form 10-K
period 2004-12-31
MOSSIMO INC
filed 2005-03-31
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER: 1-14208

MOSSIMO, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0684524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)
2016 BROADWAY SANTA MONICA, CALIFORNIA	90404
(Address of principal executive offices)	(Zip Code)

(310) 460-0040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference and Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as determined by Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second quarter was approximately $21,207,000 (based on the closing sales price of the registrant’s common stock on that date).

The registrant had 15,738,442 shares of common stock, par value $.001 per share outstanding at February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2004.

FORWARD LOOKING INFORMATION

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company’s future operating results, the success and longevity of its licensing program with Target in the United States, Hudson’s Bay Company in Canada, and other licensees, and the Company’s success in executing its business plan for Modern Amusement. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. The words “anticipate”, “believe”, “may”, “estimate”, “plan”, “expect”, “future”, “intend”, “will”, “should”, “continue” and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. In particular, the forward looking statements in this Form 10-K include, among other things, statements regarding or expectations about our future revenues and earnings. Forward looking statements include known or unknown risks and uncertainties that may cause our results, performance and stock price to be materially different from the forward looking statements. Such statements are based on management’s current expectations and are subject to certain risks, uncertainties and assumptions, including those described in “Business—Risk Factors”. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company’s future operations, financial performance, business and share price may be affected by a number of factors, including but not limited to the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines, within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Mossimo or Modern Amusement name as a result of fashion trends or otherwise, the ability and/or commitment of Target and our other licensees to manufacture and market Mossimo branded products, our dependence on Target for most of our revenue, our dependence on key management personnel and the other factors described in “Business—Risk Factors.” Accordingly, undue reliance should not be placed on these forward-looking statements.

ITEM 1—BUSINESS

GENERAL

Mossimo, Inc. (the Company) is a Delaware corporation formed in November 1995, and presently operates as a designer and licensor of apparel and related products under the “Mossimo” brand and other brands it owns or may acquire. The Company licenses the Mossimo brand to third parties domestically and internationally, our primary domestic licensee is Target Corporation. Our design and licensing strategy is operated with the understanding that almost all aspects of moderately priced apparel and accessories can be sourced more effectively by large retailers who interact daily with the end consumer and who operate with significant economies of scale. By direct sourcing, stocking and selling widely recognized brand names licensed from others, these retailers in general may be able to obtain higher gross margins and increase store traffic, than through carrying only private label goods or brands, from third-party vendors.

In addition to the Target Agreement, the Company also licenses its Mossimo trademarks and provides design services outside of the United States, and also licenses its Mossimo trademarks for use in collections of eyewear and women’s swimwear and body-wear sold in Target stores in the United States.

NEW WHOLESALE BUSINESS

In January 2004, the Company acquired Modern Amusement, which is focused on design and distribution of premium branded west coast-lifestyle casual sportswear apparel and related accessories for young men and young women under the Modern Amusement brand. The products are offered at moderate to upper price points through traditional specialty stores and better department store distribution channels. The Modern Amusement business includes sourcing manufactured products, wholesale distribution, inventory management, marketing, promoting, and advertising of apparel and related accessories under the Modern Amusement brand. While the Modern Amusement business is relatively small, as the Company expands into the wholesale products business, it will encounter increased exposure to excess and obsolete inventories, potential delays and cancellations from sourcing manufactured products domestically and internationally, and product returns and allowances from retail customers, as well as marketing, promotion and advertising expenditures that may not result in successful campaigns.

The Company’s strategy in developing Modern Amusement is to diversify the Company’s current design and licensing businesses through the development of mass wholesale distribution channels.

Net sales for Modern Amusement for the year ended December 31, 2004 were $1.821 million with a gross profit margin of 32%. SG&A expense for Modern Amusement for the year ended December 31, 2004 was $2.8 million. For 2004, Modern Amusement had an operating loss of $2.221 million. Modern Amusement’s total assets as of December 31, 2004 were $2.570 million.

DESIGN AND MERCHANDISING

The cornerstone of the Company’s business is its ability to design products embodying the image of a contemporary, active, and youthful lifestyle. The Company’s designs are inspired by subtle changes in culture and society including such areas as music, television, cinema, architecture and other forms of artistic expression, and appeal to the contemporary consumer. The work of the Company’s design staff reflects the Company’s fashion conscious consumer as they consistently monitor changes in fashion, style, culture and society, and develop designs that interpret such trends considering the targeted consumer group. The Company’s product design and merchandising services provided to licensees, along with the right to approve design, advertising, and promotional materials are an important aspect for continuity of product quality, maintaining and enhancing the Company’s distinctive image and the value of its Mossimo trademark.

LICENSING

Domestic Licensing.

The Company entered into a multi-year licensing and design services agreement with Target in March 2000 which was subsequently amended in April 2002, and in February and June 2003 (hereinafter referred to as the “Target Agreement”). Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo branded products sold in the United States. The Company, therefore can not enter into any other wholesale or retail licensing agreements in the United States with respect to the Mossimo brand.

Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target’s net sales of Mossimo brand products that varies according to the volume of sales of merchandise. Target has agreed to pay minimum guaranteed fees of approximately $9.6 million annually. Target’s fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15% commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In

January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006. In January 2005, Target exercised its second renewal option extending the Target Agreement through January 31, 2008. The next renewal option could be exercised by Target on or before January 2007, this renewal option could extend the Target Agreement thru January 2010, if it is exercised by Target.

The Target Agreement is subject to early termination under certain circumstances, including a material failure by Mossimo Giannulli to perform certain services or the termination of employment, death or permanent disability of Mr. Giannulli or a material change in his ownership or control of the Company which is deemed to materially affect the Company’s ability to perform its obligations under the Target Agreement.

The Company has licensed the exclusive right to manufacture and distribute eyewear bearing its Mossimo trademarks through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores pursuant to a license agreement with the Marcolin Group. This agreement ended on December 31, 2004. The Company in the process of negotiating a new agreement with Lantis Acquisition Corp.

The Company has licensed the exclusive right to manufacture and distribute women’s swimwear and bodywear bearing its Mossimo trademarks through Target stores in the United States pursuant to a license agreement with The Lunada Bay Corporation. This agreement extends through September 30, 2005, and is renewable annually.

Under license agreements the Company grants retailers a license to use its trademarks on certain categories of merchandise. The Company provides design directions and to the extent licensees desire to modify the designs to accommodate seasonal, regional or category needs, the Company retains approval rights with respect to the design of products, advertising, and marketing. In all cases, all products are subject to our pre-approved packaging, graphics and qualify control standards. The retailer is responsible for manufacturing the merchandise. All payments under the Target Agreement are due on a quarterly basis and range from one to four percent of net sales depending on the volume of sales achieved in each contract year. Under all other license agreements, royalty payments are due generally on a quarterly basis and range from approximately two to seven percent of the licensee’s net sales.

International Licensing

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

In May 2002, the Company entered into an exclusive agreement with Hudson’s Bay Company. Under the agreement the Company provides product design services, and licenses the Mossimo trademark to Hudson’s Bay Company for exclusive use in Canada. The Company receives license royalties and design service fees. Hudson’s Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson’s Bay Company. Hudson’s Bay Company fully launched the Mossimo branded product in mid-March 2003 for distribution through its Zellers stores in Canada.

PRODUCTS

MEN’S, WOMEN’S AND CHILDREN’S APPAREL AND ACCESSORIES.   Mossimo branded apparel encompass a variety of products, including: knit and woven tops (including polo shirts and collared, button-down shirts); outerwear, including sweaters and jackets; denim and related products, including jeans, shirts and jackets; dresses; pants; screenprinted and embroidered sweatshirts and tee-shirts; and shorts. These products are designed exclusively for distribution under the Company’s licensing agreements (Target in the United States and Hudson’s Bay Company for distribution through Zellers stores in Canada). The initial Target licensed product lines were launched in Target’s stores in the Fall of 2000 and through Zellers stores in Spring of 2003. The Company complements its apparel product lines with footwear and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

HOME PRODUCTS.   In Canada the Company has expanded its Mossimo branded product line to include home products such as towels and sheets, as well as a complete line of kitchen, bedroom and bath soft good products and accessories. These products were launched thru Zellers stores in Spring of 2003.

OPTICS LINE.   The Company has an exclusive license agreement with the Marcolin Group for the production and distribution of the Mossimo branded product line of eyewear, including sunglasses, sport glasses and optical frames. Marcolin sells Mossimo branded eyewear through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores. This agreement, however, permits Target to sell Mossimo branded eyewear in Target stores. The license agreement expired on December 31, 2004. The Company is negotiating a licensing agreement with Lantis Acquisition Corp. for the production and distribution of the Mossimo branded product line of eyewear, including sunglasses, sport glasses and optical frames. Lantis Acquisition Corp. would sell Mossimo branded eyewear through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores. This agreement, however, will permit Target to sell Mossimo branded eyewear in Target stores.

WOMEN’S SWIMWEAR AND BODYWEAR.   The Mossimo branded product line of women’s swimwear and bodywear is manufactured and distributed through Target stores in the United States under an exclusive license agreement with The Lunada Bay Corporation. The high quality swimwear products include one-piece and two-piece swimsuits which are fashion-oriented and targeted towards youthful-minded, body-conscious women. The line of women’s body wear is a collection of fashionable fitness active wear which is designed and manufactured using materials such as lycra, tactel and flexcel nylon that stretch and compensate for body movements during strenuous exercise. The license agreement extends through September 30, 2005, and is renewable annually.

MODERN AMUSEMENT BRANDED PRODUCTS.   Modern Amusement is focused on design and distribution of premium branded west coast-lifestyle casual sportswear apparel and related accessories for young men and young women under the Modern Amusement trademarked brand.

SOURCING, MANUFACTURING, AND DISTRIBUTION

Design and Licensing.   Under the Company’s retail licensing agreement the retailer is responsible for product development, sourcing, manufacturing, quality control, distribution, and inventory management.

Modern Amusement.   The Modern Amusement business includes sourcing manufactured products, distribution, and inventory management of apparel and related accessories under the Modern Amusement trademarked brand. We currently purchase most of our product from international vendors. We supply the manufacturers with the product design and fabric selection. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier, and there are many vendors who could supply our merchandise. We warehouse and distribute our finished goods through a fulfillment company. Markdowns are taken as required to effect the sale of slow-moving inventory. Markdown merchandise that remains unsold is sold to a clearance company.

MARKETING AND ADVERTISING

Design and Licensing.   The Company has developed a distinctive image of a contemporary, active, and youthful lifestyle and strives to maintain consistency through the coordination of product merchandising, advertising, and marketing promotions.

Under its Licensing Agreements, the Company primarily relies on its licensees to advertise the Mossimo branded product and intends to continue to promote a positive brand image through licensee-sponsored advertising and marketing promotions. The Company has approval rights for marketing and advertising materials.

Modern Amusement.   The Modern Amusement business includes marketing and advertising of apparel and related accessories under the Modern Amusement brand through tradeshows, as well as promoting the Modern Amusement brand.

TRADEMARKS

The Company utilizes a variety of trademarks, including the script Mossimo (signature), MOSS, MOSSIMO (in block lettering), Baby Moss, M (in a box design), and Mossimo Giannulli trademarks. Currently, the Company has 14 registrations and 2 pending applications for its trademarks in the United States, and approximately 350 trademark registrations and applications in over 70 other countries.

In connection with the Modern Amusement business, the Company acquired worldwide trademark rights for Modern Amusement and the Crow Design marks, except for the Asia territory. The current Modern Amusement trademark portfolio includes 14 registrations and 8 pending applications in eleven nations.

The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the sales and marketing of its products. The Company vigorously protects its trademarks against infringement by using, among other things, cease-and-desist letters, administrative proceedings, and applicable legal action.

PERSONNEL

The Company currently employs twenty-eight full time employees, of which nine are employed by Modern Amusement, and also employs temporary personnel on an as needed basis. A substantial number of the Company’s personnel and resources are dedicated to providing design services. The Company believes that it is able to recruit and retain the high level of creative personnel to continue to provide the necessary design services to maintain the continuity of product quality, the Company’s distinctive image, and the value of its trademarks. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

CODE OF ETHICS

The Company has adopted a Code of Ethics in accordance with the rules of the Securities and Exchange Commission and NASDAQ. A copy of such a code can be obtained by written request from:

Chief Financial Officer

Mossimo, Inc.

2016 Broadway

Santa Monica, CA 90404

RISK FACTORS

In addition to the other information contained herein or incorporated by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations, cash flows and share price and could also cause our future business, financial condition and results of operations and cash flows to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities Exchange Commission, or in any press release or other written or oral statement we may make.

DEPENDENCE ON THE TARGET STORES LICENSE WHICH ACCOUNTED FOR 79% OF OUR CONSOLIDATED REVENUES IN 2004.

The Company’s revenues under the Target Agreement commenced in November 2000, and represented 79% in 2004, 88% in 2003, and 92% in 2002, of total revenue. The Company expects that its revenues under the Target Agreement will continue to represent a significant portion of the Company’s total revenues during the remaining term of the Target Agreement, which has been extended through January 2008, and is subject to future extension. Because the amount of the Company’s revenues under the Target Agreement are dependent on the sales of Mossimo brand products in Target stores, the Company’s revenue potential is impacted by the number of Target stores and the patronage at these stores, and Target’s ability and/or commitment to manufacture and market Mossimo branded products. Termination or non-extension of the Target Agreement, or a material adverse change in the business of Target stores, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The term of the Amended Target Agreement currently extends until January 31, 2008 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the Agreement will continue to automatically renew provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.6 million for the preceding fiscal year. If Target Stores elects to terminate the agreement, effective after January 31, 2008 or at any other time, it would have a material adverse effect on our business, financial condition, cash flows and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Mossimo brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores.

MODERN AMUSEMENT IS IN THE EARLY STAGES OF DEVELOPMENT WITH AN UNPROVEN BUSINESS MODEL AND A SHORT OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS FOR THIS SEGMENT OF OUR BUSINESS.

Modern Amusement has only a limited operating history and its business and future prospects are difficult to evaluate. The risks and difficulties we encounter include acceptance of the Modern Amusement brand, manufacturing arrangements, management of inventory and distribution and overall execution of a successful business model. In 2004, Modern Amusement had an operating loss of $2.221 million. There is no assurance that the Modern Amusement business will become profitable on an operating basis in the near term.

CHANGES IN FASHION TRENDS

The apparel industry is subject to rapidly changing consumer demands and preferences, which may adversely affect companies which misjudge such demands and preferences. The Company believes that its success depends on its ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends. There can be no assurance that the Company will be successful in this regard. If fashion trends shift away from the Company’s products, or if the Company otherwise misjudges the market for its product lines, resulting in a decline in sell-through rates at retail, the Company may be faced with conditions which could have a material adverse effect on the Company’s financial condition and results of operations. Decisions with respect to product designs often need to be made several months in advance of the time when consumer acceptance of such products is known. In addition, any failure by the Company to identify and respond to changing demands and trends could adversely affect consumer acceptance of the Mossimo and Modern Amusement brand names, which may have an adverse effect on the Company’s business and prospects.

NEW PRODUCT INTRODUCTIONS

The Company’s success is dependent upon its ability to create and develop new product designs and new product lines. As is typical with new products, demand for and market acceptance of new designs and products introduced by the Company is subject to uncertainty. There can be no assurance that the Company’s efforts will be successful. In addition, the failure of new product designs or new product lines to gain sufficient market acceptance could adversely affect the image of the Mossimo brand name and consumers’ demand for other Mossimo and Modern Amusement branded products.

DEPENDENCE ON KEY PERSONNEL

The success of the Company is largely dependent on the efforts and abilities of its design staff, which includes Mossimo Giannulli, the Company’s founder and Co-Chief Executive Officer. The Company has only eighteen employees, and Mr. Giannulli’s leadership and experience in the apparel licensing industry is critical to the successful implementation of the Company’s business and marketing strategy. The Company has key person life insurance covering Mr. Giannulli. The Target Agreement is subject to early termination under certain circumstances, including a material failure by Mr. Giannulli to perform certain services or the termination of employment, death or permanent disability of Mr. Giannulli, or a material change in his ownership or control of the Company which is deemed to materially affect the Company’s ability to perform its obligations under the Target Agreement. During 2005, the Company extended the employment agreement with Mr. Giannulli thru January 2006. The loss of Mr. Giannulli’s services could have a material adverse effect on our business, financial condition, and results of operations.

COMPETITION

Competition in the contemporary apparel and related fashion accessories industry is extensive. The Company’s products are subject to competition from designer and non-designer lines sold in a wide variety of retail stores, including Target stores, many of which have increased in recent years the amount of sportswear and activewear manufactured specifically for them and sold under their own private labels.

The Company’s Mossimo branded products compete based on factors including brand name appeal, design, style and color selection, quality of garment construction and price. Such competitors include Cherokee, Sideout, The GAP, Old Navy, V.F. Corp., Levi Strauss, Quicksilver, among others. Increased competition by existing and future competitors could result in reductions in retail sales and reductions in revenues to the Company, or reduction of prices of the Company’s products that could have a material adverse effect on the Company’s revenues, financial condition, and results of operations. The Company’s success is dependant on its licensees’ ability to manufacture and sell product bearing the Mossimo brand and to respond to ever changing consumer demands. The Company’s Modern Amusement branded products compete based on factors including brand name appeal, design, style and color selection, and quality of garment construction. Such competitors include Diesel, Penguin, Lacoste, Fred Perry, Howe, Ben Sherman, 7 Diamond, Paper, Denim & Cloth, AG Jeans, among others. Increased competition by existing and future competitors could result in reductions in retail sales and reductions in revenues to the

Company, or reduction of prices of the Company’s products that could have a material adverse effect on the Company’s revenues, financial condition, and results of operations. The Company expects that its products will continue to face significant competition in the future, in particular as other companies with established trademarks enter into licensing arrangements with retailers.

UNCERTAINTIES IN APPAREL RETAILING; GENERAL ECONOMIC CONDITIONS

The apparel industry historically has been subject to substantial economic cyclical variations. Economic observers have recently commented that the United States economy may be rebounding. As the economic conditions change the trends in discretionary consumer spending become unpredictable, and could be subject to reductions due to uncertainties about the future. When discretionary spending is reduced, purchases of apparel and related products tend to decline. Additionally, the continued military responses to current International military situations, and possible future terrorist attacks on the United States may exacerbate current economic conditions and lead to a downturn in the economy. Adverse economic conditions and any related decreases in discretionary spending by consumers could have a material adverse effect on the Company’s results of operations.

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY CAUSE ADVERSE UNEXPECTED OPERATING RESULTS AND AFFECT THE COMPANY’S REPORTED RESULTS OF OPERATIONS.

A change in accounting standards can have a significant effect on the Company’s reported results and may affect the Company’s reporting of transactions completed before the change is effective. Changes to existing rules or the questioning of current practices could adversely affect our reported financial results.

PROTECTION OF TRADEMARKS

The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. There can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company’s products as violative of the trademarks and proprietary rights of others. No assurance can be given that others will not assert rights in, and ownership of, trademarks and other proprietary rights of the Company. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which would have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. While we currently have the resources to pursue or defend most infringement claims, any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

CONTROL BY PRINCIPAL STOCKHOLDERS

Mossimo Giannulli has majority control of the Company and the ability to control the election of directors and the results of other matters submitted to a vote of stockholders. Such concentration of ownership, together with the anti-takeover effects of certain provisions in the Delaware General Corporation Law and in the Company’s Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change in control of the Company.

CERTAIN FEDERAL TAX CONSEQUENCES

In addition to the Company’s taxable income being subject to federal, state and local income taxes, the Company may be classified as a “personal holding company” from time to time. Personal holding company status results from more than 50% of the value of outstanding stock being owned directly or indirectly by five or fewer individuals, and more than 60% of the Company’s income, as defined, being derived from royalties. Personal holding companies are subject to an additional federal tax at a 15% tax rate on undistributed after tax earnings.

Over 50% of the value of the Company’s outstanding stock is owned by one stockholder, and in 2002 and 2001, more than 60% of the Company’s income, as defined, was derived from license royalties. Accordingly, the Company was classified as a personal holding company in 2002 and 2001. However, no personal holding company tax was due in 2002 because the Company recognized certain expenses for tax purposes in 2002 that had been recognized in previous years for financial reporting purposes, and which offset the taxable income subject to personal holding company tax in 2002. In addition, no personal holding company taxes were due in 2001 because the Company was able to use its tax operating loss carry forward to offset the taxable income subject to personal holding company tax in 2001. In 2003 and 2004 less than 60 percent of the Company’s income, as defined, was derived from license royalties, accordingly it was not classified as a personal holding company and was not subject to the personal holding company tax. The Company intends to continue to take appropriate measures to avoid being classified as a personal holding company in future years. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in the future.

ITEM 2—PROPERTIES

The Company’s current corporate headquarters and design studios are located in Santa Monica, California and consist of a leased facility totaling approximately 6,000 square feet of space. In January 2004, the Company expanded its leased facilities from 6,000 to approximately 9,000 square feet of space to accommodate newly acquired Modern Amusement at a near-by but separate facility.

ITEM 3—LEGAL PROCEEDINGS

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

In March 2004, the California Supreme Court denied the Company’s appeal. The California Supreme Court’s decision not to review the trial court judgment reaffirmed the validity of the original finder’s agreement between the third party and Mossimo and the third party’s right to be paid all amounts currently due, including interest at the legal rate and all post-judgment amounts as well as attorney’s fees.

In 2004, the Company paid all unpaid commissions, legal fees and interest payable to the third party in connection with this litigation. The Company had accrued for the full amount each quarter under the original agreement with the third party, including estimated penalties and interest.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq Stock Market under the symbol MOSS. The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low closing price for our common stock.

Fiscal Year ended December 31, 2004	High	Low
First Quarter ended	$4.95	$3.80
Second Quarter ended	$4.39	$3.79
Third Quarter ended	$4.16	$2.88
Fourth Quarter ended	$3.87	$2.99

Fiscal Year ended December 31, 2003	High	Low
First Quarter	$6.65	$4.41
Second Quarter	$4.89	$3.50
Third Quarter	$4.00	$6.70
Fourth Quarter	$4.16	$6.25

The high and low sales prices on the Company’s common stock reported on the NASDAQ National Market System on February 28, 2005 were $4.10 and $4.00 per share, respectively. On February 28, 2005, the closing sales price of the Company’s common stock reported on NASDAQ was $4.06 per share.

As of February 28, 2005, the Company had 211 stockholders of record. This does not include beneficial owners whose shares may be held of record by brokerage firms and clearing agencies.

DIVIDENDS

To date, the Company has never paid a dividend on its common stock. Any future determination as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, contractual restrictions, and changes in the tax laws, and other factors deemed relevant by the Board of Directors.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see “Index to Financial Statements”) and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations and balance sheet data presented below has been derived from the Company’s financial statements.

	YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
	(IN THOUSANDS, EXCEPT FOR PER SHARE DATE)
STATEMENTS OF OPERATIONS DATA:
Revenue from license royalties & design service fees	$18,714	$19,895	$19,881	$16,666	$24,150
Product sales	1,821	—	—	—	3,475
Total revenues	20,535	19,895	19,881	16,666	27,625
Operating expenses:
Cost of product sales	1,241	—	—	—	20,730
Selling, general, and administrative expenses	14,843	12,834	11,925	10,455	19,017
Settlement costs of disputed commissions	71	643	600	—	—
Total operating expenses	16,155	13,477	12,525	10,455	39,747
Operating income (loss)	4,380	6,418	7,356	6,211	(12,122)
Other (income) expense:
Other, net	—	—	(181)	(536)	(760)
Interest Income	(104)	(23)	(75)	(74)
Interest expense	—	—	351	938	923
Other (income) expense, net	(104)	(23)	95	328	163
Income before income taxes	4,484	6,441	7,261	5,883	(12,285)
Income tax expense (benefit)	1,783	1,875	(6,404)	(3,153)	3
Net income (loss)	$2,701	$4,566	$13,665	$9,036	$(12,288)
Net income (loss) per common share:
Basic	$0.17	$0.29	$0.89	$0.59	$(0.81)
Diluted	$0.17	$0.29	$0.87	$0.59	$(0.81)
Weighted average common shares outstanding:
Basic	15,738	15,613	15,409	15,080	15,050
Diluted	15,759	15,658	15,648	15,080	15,050

Note (a): Reflects the reductions of the valuation allowance against certain components of deferred tax assets in 2002 and 2001.

	DECEMBER 31,
	2004	2003	2002	2001	2000
	(IN THOUSANDS)
BALANCE SHEET DATA:
Working Capital	$14,665	$11,918	$5,971	$(1,342)	$(5,423)
Total Assets	22,921	26,413	20,536	9,294	1,964
Long-term debt	—	—	—	—	—
Other long-term Liabilities	—	—	191	1,596	5,676
Stockholders’ equity (deficit)	21,713	19,012	13,480	(678)	(10,458)

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto set forth in this Form 10-K commencing on page F-1.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Our financial results are significantly impacted by our staffing levels and key executive compensation, the development of the Modern Amusement business, and by the retail sales of our Mossimo branded products under the licensing and design services agreement with Target, which is exclusive to the United States.

Under the Target agreement, we earn fees based on percentage of Target stores net sales of Mossimo branded product. The percentage varies according to the volume of sales. We earn 4% on the first $100 million of sales, 2-1/4% on $100 million to $500 million of sales, and 1% on sales above $500 million each year. As a result, our revenues from license royalties and design secure fees are highest at the beginning of each year and decrease throughout each year as Target reaches the specific retail thresholds. Therefore, the amount of the royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same year.

Revenues from Target were 79% and 88% of total revenues in 2004 and 2003, respectively. The change in 2004 was primarily due to the contribution to revenues of Modern Amusement, and the sale of our Mossimo branded products in Canada under a licensing and design services agreement with Hudson’s Bay Company for distribution thru its Zellers stores exclusively in Canada. The Canadian business has diversified our customer base and expanded our territory coverage of the Mossimo brand. Total revenues for 2004 were $20.5 million compared to $19.9 million in 2003. The increase was primarily due to revenues of $1.821 million generated from Modern Amusement. Total revenue in 2004 increased by $0.6 million, or 3% from 2003, and revenue from Target decreased 7% from 2003. The decrease in Target revenue was primarily due to reduced consumer purchases of Mossimo branded products in 2004 at Target stores.

Cost of sales in 2004 resulted entirely from Modern Amusement product sales. Cost of sales approximated 68% of sales. We experienced a low profit margin due to markdowns. We expect margins to improve as regular price sales become a larger percentage of total sales. Cost of sales includes all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.

The major components of selling, general and administrative (S, G & A) expenses are payroll, executive bonuses, commissions payable to a third party in connection with the Target agreement, and expenses incurred in connection with design related and business development activities such as travel, samples and artwork purchases, and free-lance artists, as well as facilities, legal, accounting, and insurance expenses. Our S, G & A increased approximately $2.0 million or 16% from 2003 to 2004, principally due to the acquisition of Modern Amusement in January of 2004 and an increase in travel expense of $519,000 from 2003 primarily attributed to developing and marketing the Modern Amusement business. Selling, general and administrative expenses for the Modern Amusement segment for 2004 were $2.8 million. Although overall S, G & A increased in 2004, executive bonuses decreased by $1.25 million in 2004 from 2003. Executive bonuses were reduced consistent with the Company’s comparative performance. These bonuses which are determined at the discretion of the Board of Directors, in accordance with a performance criteria outlined in respective bonus plans, and are subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee, are estimated and accrued on a quarterly basis, with a final determination made by the Board of Directors at the end of each year. In the fourth quarter, management and the compensation committee concluded that the Company was not going to achieve its performance targets previously established in the bonus plan, and accordingly, accrued bonuses of approximately $1.13 million were reversed. We do not expect that further increases in staff or design related activities will be necessary in order to service the Target and Zellers business in the future.

As further discussed in Item—3 Legal Proceedings of this report, we had a dispute over the commissions payable to a third party which relate to our agreement with Target. In connection with pursuing our claim, we incurred legal fees and interest of $600,000 in 2003 and $643,000 in 2002. These costs decreased by 89% in 2004 when compared to 2003. Substantially all of the costs were accrued for and expensed in years 2003 and 2002. In 2004 the company incurred an additional $71,000 in legal fees and interest. The litigation was resolved.

Provision for income taxes decreased from 2003 to 2004 by $92,000 due to a decrease in income. The 2004 and 2003 provision for income taxes are comprised of a deferred provision of $1.7 million and $1.1 million and a current provision of $60,000 and $0.8 million, respectively. As of December 31, 2004, the Company has approximately $20 million and $16 million of federal and state income tax net operating loss carry-forwards, respectively, available to offset future taxable income, which expires in various years through 2022.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues from Target were 88% and 92% of total revenues in 2003 and 2002, respectively. The decrease in 2003 primarily due to the introduction of our Mossimo branded products into Canada during March of 2003, under the agreement with Hudson’s Bay Company. Total revenues were approximately the same in 2003 and 2002 at $19.9 million. However, in 2002 we recognized $1.5 million in revenues which had been deferred during the initial Target contract year pending the results of an audit that was completed in second quarter of 2002. Excluding the $1.5 million of non-recurring revenue in 2002, total revenue in 2003 increased by $1.5 million, or 8%, and revenue from Target increased 4% from 2002. The increase in revenue from sources other than Target were primarily due to the new Canadian business.

The major components of selling, general and administrative (S, G & A) expenses were payroll, executive bonuses, commissions payable to a third party in connection with the Target agreement, and expenses incurred in connection with design related and business development activities such as travel, samples and artwork purchases, and free-lance artists, as well as facilities, legal, accounting, and insurance expenses. Our S, G & A increased approximately $900,000, or 8% in 2003 from 2002, principally due to increases in personnel and related payroll expenses of approximately $850,000 and increases in design related and business development activities expenses of approximately $650,000, which was partially offset by reductions in executive bonuses of $450,000 and commissions of $150,000. The increases in personnel and design related activities were necessary to better serve the Target business in the United States, and to launch the new Canadian business with Zellers. Executive bonuses were reduced consistent with the Company’s comparative performance. Commissions were less in 2003 compared to 2002 because of the non-recurring Target revenue recognized in 2002.

At the end of 2002 we completed our assessment of the benefit to be derived from our tax net operating loss carry forward and recorded a benefit for income taxes of $6.4 million, which increased our diluted net income per share by $0.41. We reduced the valuation allowance previously provided against our deferred tax assets, as a result of the extension of the Target Agreement through January 31, 2006, and the reevaluation of our forecasted operating results and resultant taxable income during the extended term of the Target Agreement, and the consequent expected utilization of available net operating losses during the extended term of the Target Agreement. In 2003 we recorded a provision for income taxes of approximately $1.9 million, which decreased diluted net income per share by $0.12. This provision is based on the applicable statutory rates for federal and California state taxes, at rate of 40% and an effective rate of 29% due to credit utilization, net of an additional deferred tax assets of approximately $700,000 recognized in 2003. A substantial amount of the 2003 provision for income taxes is a deferred expense and represents a reduction of the corresponding deferred tax asset to reflect the utilization of our net tax operating loss carry forwards.

Diluted net income per share was $0.29 in 2003 and $0.87 in 2002. However, we believe that it is important to compare pretax diluted income per share of $0.41 in 2003 and $0.46 in 2002, because of the significant impact that the benefit for income taxes had on the 2002 net income.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of December 31, 2004 consisted of $9.7 million of cash, cash equivalents and investments, and $0.4 million of short-term restricted cash, as well as potential future cash flows from operations primarily resulting from the Target agreement. As of December 31, 2004 we had positive working capital of approximately $14.9 million.

The Company established a revolving line of credit with a bank in the amount of $300,000 in February 2004. The line of credit was established to open letters of credit with foreign suppliers for finished goods. The line of credit was increased to $400,000 in June of 2004, and subsequently increased to $500,000 in January of 2005. The line of credit is secured by two certificates of deposit totaling approximately $413,000. There is no expiration date for this line, and there are no covenants. There is a fee charged per letter of credit opened. Open letters of credit at December 31, 2004 were approximately $469,000.

We believe that the Company’s sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for the next 12 months and likely will be sufficient to meet our operating needs for the foreseeable future and at least through January 2008, which is the most recently extended contract term with Target.

As of December 31, 2004 and 2003, cash and cash equivalents were $4.9 and $4.7 million, respectively. During 2004, the Company had $1.7 million cash provided by operations offset by $1.1 million and $0.4 million of cash used in investing activities and financing activities, respectively. The operating cash flows were primarily driven by net earnings offset by incremental cash used for the transition of Modern Amusement operations. Cash flows from net income plus depreciation and amortization aggregated $4.4 million and was offset by cash flows used for the start-up of Modern Amusement and the reduction in accrued liabilities. Cash flows used in investing activities resulted form the acquisition of Modern Amusement, the related acquisitions of leasehold improvements and equipment for the newly leased facility for the Modern Amusement wholesale business, which are offset by net proceeds of $0.2 million from sales of short term investments.

We have a commission obligation under an agreement with a third party for 15% of fees received from Target for the duration of the Target agreement through January 2008, and for subsequent extensions if they are exercised by Target. Fees incurred under this obligation were $2.6 million in 2004, $2.6 million in 2003 and $2.7 million in 2002.

In January 2004 we completed the acquisition of the Modern Amusement and we amended our facility lease increasing our space from approximately 6,000 square feet to approximately 9,000 square feet, and extending the lease term thru July 2009. The expanded facility is intended to also accommodate Modern Amusement. The future annual obligation under the amended lease varies each year, starts at approximately $290,000 in 2004, increasing to $334,000 in 2008. The purchase price of the Modern

Amusement assets of $375,000 was funded with existing cash. The expected cash requirements in 2005 for Modern Amusement are approximately $1.4 million, and is comprised mainly of selling, general, and administrative expenses. Most of this working capital will be satisfied through operating cash flows, and we do not expect to incur any significant capital expenditures.

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

The following table provides information related to our contractual cash obligations under various financial and commercial agreements (amounts in thousands):

	Payments Due by Period(s):
Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
Operating Leases(a)	$306	$639	$530	$—	$1,475
Other Long-Term Obligations(b),(c)	2,865	2,955	120	—	5,940
Total Contractual Cash Obligations	$3,171	$3,594	$650	$—	$7,415

Notes:

(a)    These amounts represent future minimum non-cancelable lease payments under an operating lease agreement through July 2009 for our office and design studio facilities in Santa Monica, California including the facilities for Modern Amusement.

(b)   These amounts include $900,000 per year under our employment agreement with Mossimo Giannulli, our Chairman and Co-Chief Executive Officer through January 2006, that provides for a $900,000 annual salary, plus a bonus which is determined at the discretion of the Board of Directors, in accordance with a performance criteria outlined in the bonus plan, and is subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee under the Target Agreement. The future bonus amounts, if any, have been excluded because they are at the discretion of the Board of Directors and can not be determined.

These amounts also include $900,000 per year, commencing August 1, 2004, under our employment agreement with Edwin Lewis, our Co-Chief Executive Officer through August 1, 2005, that provides for a $900,000 annual salary, plus a bonus which is determined at the discretion of the Board of Directors, in accordance with a performance criteria outlined in the bonus plan, and is subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee under the Target agreement. The future bonus amounts, if any, have been excluded because they are at the discretion of the Board of Directors and can not be determined.

(c)    We have a commission obligation under an agreement with a third party for 15% of fees received from Target for the duration of the Target agreement thru January 2008, and for subsequent extensions if they are exercised by Target. The future commissions are based on the minimum royalty and design fee payment from target of approximately $9.6 million through January 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION

Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying contractual agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products. Revenue from license royalties and design service fees are generally collected on a quarterly basis, and they range from one percent to seven percent of sales, as defined in the respective agreements. A substantial amount of the Company’s revenue is generated under the Target Agreement, under a declining rate as the year progresses and Target achieves certain levels of retail sales. Accordingly, the Company’s revenues from Target decrease as the year progresses. The declining rate is reset each contract year on February 1. In 2004, Target reached the minimum rate during the third quarter of the Company’s calendar year. If Target sales of Mossimo branded products increase in the future, as a result of opening new stores or otherwise, the minimum rate of fees may apply earlier in the Company’s future calendar years, shifting additional revenue recognition to the first half of the year, and potentially reducing the revenue recognition in the second half of the year.

Modern Amusement recognizes wholesale operations revenue from the sale of merchandise when products are shipped, generally FOB Modern Amusement’s distribution facilities, and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable.

INVENTORY

We maintain inventories for the Modern Amusement segment of our business Inventories are valued at the lower of cost (first-in, first-out) or market. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ inventory. Market value of non-current inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

To the extent that management’s estimates of markdowns necessary to rapidly sell inventory differ from actual results, additional markdowns may be required that could reduce our gross margin, operating income and the carrying value of inventories. Our success is largely dependent upon our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent and extensive markdowns, which would adversely affect our operating results.

DEFERRED TAX ASSET VALUATION

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred taxes primarily result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes. As of December 31, 2004, the Company has approximately $20 million, and $16 million of federal and state income tax net operating loss carry-forwards, respectively, available to offset future taxable income, which expires in various years through 2022. In accordance with the provisions of SFAS No. 109 the Company records a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. The Company monitors its profitability and considers the credit and collections risk of future fees under its agreements, particularly in connection with the Target Agreement. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

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

Over 50 percent of the value of the Company’s outstanding stock is owned by one stockholder, and in 2002 and 2001, more than 60 percent of the Company’s income, as defined, was derived from license royalties. Accordingly, the Company was classified as a personal holding company in 2002. However, no personal holding company tax was due in 2002 because the Company recognized certain expenses for tax purposes in 2002 that had been recognized in previous years for financial reporting purposes, and which offset the taxable income subject to personal holding company tax in 2002. In 2004 and 2003 less than 60 percent of the Company’s income as defined was derived from license royalties, accordingly the Company is not classified as a personal holding company and is not subject to the personal holding company tax. The Company intends to continue to take appropriate measures to avoid being classified as a personal holding company in future years. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in the future.

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

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144 that generally requires management to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 153—In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance. A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have any effect on our financial position, results of operations or cash flow.

SFAS No. 123R—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in our third quarter of 2005. See Note 1 Summary of Business Description and Significant Accounting Policies—Stock-Based Compensation for the pro forma effects of how SFAS No. 123R would have affected results of operations in 2004, 2003 and 2002. We are currently assessing the impact this prospective change in accounting will have but believe that it could have a material and adverse impact on our reported results of operations.

SFAS No. 151—In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have any impact on our financial position, results of operations or cash flows.

SAB 104—In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued after December 31, 2002. The Company licenses its trademarks, provides design services and has approval rights for product design, marketing and advertising materials under licensing and design service agreements which include certain provisions for indemnifying the licensee. As an element of its standard commercial terms, the Company includes an indemnification clause in its licensing and design services agreements that indemnifies the licensee against liability and damages arising from any claims, suits, damages, or costs relating to the breach of any warranty, representation, term or condition made or agreed to by its licensees involving the manufacture, packaging, distribution, promotion, sale, marketing, advertising or other use of the trademarks under license. We believe that our policies and practices limit our exposure related to the indemnification provisions of the license and design services agreements. For several reasons, including the lack of prior indemnification claims and the lack of monetary liability limit for certain infringement cases under the license and design services agreements, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages F-1 through F-17 of this report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Based on their evaluation as of December 31, 2004, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

There are no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our internal controls and disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company’s Proxy Statement for its 2005 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s Proxy Statement for its 2005 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s Proxy Statement for its 2005 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company’s Proxy Statement for its 2005 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s Proxy Statement for its 2005 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and is incorporated herein by reference.

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of Financial Statements—see Index to Financial Statements on page 24.

(2) List of Financial Statement Schedules—None

(b) List of Exhibits

3.1	Certificate of Incorporation of Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Specimen certificate of shares of Common Stock of the Registrant(1)
10.1*	Registrant’s 1995 Stock Plan(1)
10.2*	Registrant’s 1995 Directors Stock Option Plan(1)
10.3*	Form of Indemnification Agreement between the Registrant and its directors and officers(1)
10.5	Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and Target Stores, a division of Target Corporation(2)
10.5.1	Amendment to License and Design Services Agreement, dated February 1, 2002(7)
10.5.2	Consent of Assignment and Amendment to License and Design Services Agreement dated February 2, 2003(8)
10.5.3	Amendment to License and Design Services Agreement dated June 20, 2003(9)
10.6	Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and Cherokee Inc.(2)
10.7	Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC(3)
10.7.1	First Amendment to Office Lease dated June 26, 2002(9)
10.7.2	Second Amendment to Office Lease dated January 1, 2004
10.8	Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin S.P.A. and Target Stores(4)
10.9*	Amended and Restated Employment Agreement between the Registrant and Mossimo Giannulli dated February 1, 2002(7)
10.9.1*	Amendment Number One to the Mossimo Giannulli Employment Agreement, dated September 23, 2002(6)
10.9.2	Amendment Number Two to the Mossimo Giannulli Employment Agreement, dated March 18, 2002(8)
10.10*	The Mossimo Giannulli Bonus Plan, dated February 1, 2002, between the Registrant and Mossimo Giannulli(7)
10.10.1*	Amendment Number One to the Mossimo Giannulli Bonus Plan, dated July 1, 2002(5)
10.11*	The Edwin Lewis Bonus Plan, dated April 17, 2002, between the Registrant and Edwin Lewis(5)
10.11.1*	Amendment Number One to the Edwin Lewis Bonus Plan, dated July 1, 2002(5)

10.11.2*	Amendment Number Two to the Edwin Lewis Bonus Plan, dated September 23, 2002(6)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm—KPMG LLP
31.1	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.2	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.3	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.1	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.2	Certification of Principal Executive Officer as required by Rule 13a - 14(b) of the Securities Act of 1934
32.3	Certification of Principal Financial Officer as required by Rule 13a - 14(b) of the Securities Act of 1934

NOTES:

(1)          Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 33-80597), as amended, which became effective February 22, 1996.

(2)          Incorporated by reference from the Registrant’s Current Report on Form 8-K, dated March 28, 2000.

(3)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000.

(4)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(6)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.

(7)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003.

(9)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003.

*                    Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2005.

MOSSIMO, INC.
By:	/s/ MOSSIMO GIANNULLI
Mossimo Giannulli
CO-CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2005.

/s/ MOSSIMO GIANNULLI	Chairman of the Board and Co-Chief Executive Officer
Mossimo Giannulli
/s/ EDWIN LEWIS	Vice Chairman, President, and Co-Chief Executive Officer
Edwin Lewis
/s/ VICKEN FESTEKJIAN	Chief Financial Officer (Principal Accounting Officer)
Vicken Festekjian
/s/ ROBERT MARTINI	Director
Robert Martini
/s/ WILLIAM HALFORD	Director
William Halford
/s/ BRETT WHITE	Director
Brett White

MOSSIMO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mossimo, Inc.:

We have audited the accompanying consolidated balance sheets of Mossimo, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principals.

/s/ KPMG LLP
Los Angeles, California
March 24, 2005

MOSSIMO, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,903	$4,707
Restricted cash	413	4,585
Investments	4,800	5,000
Accounts receivable	2,908	2,007
Merchandise inventory	539	—
Deferred income taxes	1,739	2,738
Prepaid expenses and other current assets	436	282
Total current assets	15,738	19,319
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	1,117	480
DEFERRED INCOME TAXES	5,646	6,370
GOODWILL	212	—
TRADENAME	112	—
OTHER ASSETS	96	244
	$22,921	$26,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$352	$525
Accrued liabilities	257	1,513
Accrued commissions	258	5,251
Accrued bonuses	206	112
Total current liabilities	1,073	7,401
DEFERRED RENT	135	—
TOTAL LIABILITIES	$1,208	$7,401
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001; authorized shares 3,000,000; no shares issued or outstanding	—	—
Common stock, par value $.001; authorized shares 30,000,000; issued and outstanding 15,738,442 in 2004 and 2003	15	15
Additional paid-in capital	39,763	39,763
Accumulated deficit	(18,065)	(20,766)
Net stockholders’ equity	21,713	19,012
	$22,921	$26,413

See accompanying notes to consolidated financial statements

MOSSIMO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Revenue from license royalties and design service fees	$18,714	$19,895	$19,881
Product sales	1,821	—	—
Total revenues	20,535	19,895	19,881
Operating expenses:
Cost of product sales	1,241	—	—
Selling, general and administrative	14,843	12,834	11,925
Settlement costs of disputed commissions	71	643	600
Total operating expenses	16,155	13,477	12,525
Operating income	4,380	6,418	7,356
Other (income) expense:
Other, net	—	—	(181)
Interest income	(104)	(23)	(75)
Interest expense	—	—	351
Other (income) expense, net	(104)	(23)	95
Income before income taxes	4,484	6,441	7,261
Income tax expense (benefit)	1,783	1,875	(6,404)
Net income	$2,701	$4,566	$13,665
Net income per common share:
Basic	$0.17	$0.29	$0.89
Diluted	$0.17	$0.29	$0.87
Weighted average common shares outstanding:
Basic	15,738	15,613	15,409
Diluted	15,759	15,658	15,648

See accompanying notes to consolidated financial statements

MOSSIMO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE, December 31, 2001	15,330	$15	$38,304	$(38,997)	$(678)
Issuance of common stock	158	—	493	—	493
Net income	—	—	—	13,665	13,665
BALANCE, December 31, 2002	15,488	15	38,797	(25,332)	13,480
Issuance of common stock	250	—	749	—	749
Income tax benefit from exercise of stock options	—	—	217	—	217
Net income	—	—	—	4,566	4,566
BALANCE, December 31, 2003	15,738	15	39,763	(20,766)	19,012
Net income	—	—	—	2,701	2,701
BALANCE, December 31, 2004	15,738	$15	$39,763	$(18,065)	$21,713

See accompanying notes to consolidated financial statements

MOSSIMO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,701	$ 4,566	$ 13,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329	257	227
Deferred royalty income	—	—	(1,483)
Deferred income taxes	1,723	1,109	(6,404)
Changes in:
Restricted cash	4,585	(4,585)	—
Accounts receivable	(876)	(81)	32
Merchandise inventory	(539)	—	—
Prepaid expenses and other current assets	(154)	(158)	(6)
Other assets	154	(152)	—
Accounts payable	(173)	(407)	(1,119)
Accrued liabilities	(1,121)	181	570
Accrued commissions	(4,993)	2,590	2,415
Accrued bonuses	94	(953)	452
Net cash provided by operating activities	1,730	2,367	8,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	3,950	—	—
Purchases of available-for-sale securities	(3,750)	(5,000)	—
Payments for acquisition of property and equipment	(946)	(129)	(487)
Acquisition of Modern Amusement	(375)	—	—
Net cash used in investing activities	(1,121)	(5,129)	(487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash—certificates of deposit	(413)
Proceeds from issuance of common stock	—	749	493
Payments of loan payable	—	(1,066)	(3,751)
Net cash used in financing activities	(413)	(317)	(3,258)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	196	(3,079)	4,604
CASH AND CASH EQUIVALENTS, beginning of year	4,707	7,786	3,182
CASH AND CASH EQUIVALENTS, end of year	$ 4,903	$ 4,707	$ 7,786
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$ —	$ 10	$ 249
Cash paid during the year for state income taxes	$ 60	$ 640	$ —

See accompanying notes to consolidated financial statements

MOSSIMO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Mossimo, Inc. (the Company) is a Delaware corporation formed in November 1995, and presently operates as a designer and licensor of apparel and related products. A substantial amount of the Company’s revenue is derived under an agreement with Target Corporation as further described below.

In January 2004 the Company acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement, Inc. (“Modern Amusement”). Modern Amusement designs, merchandises, sources, markets, sells and distributes wholesale apparel and related accessories for young men. The products are offered at moderate to upper price points thru traditional specialty store and better department store distribution channels.

LICENSING AGREEMENTS

The Company entered into a multi-year licensing and design services agreement with Target Corporation (“Target”) in March 2000, subsequently amended in February 2002, and in February and June 2003, hereinafter referred to as the “Target Agreement”. Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo products sold in the United States.

Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target’s net sales of Mossimo branded products, with minimum total guaranteed fees of approximately $9.6 million annually. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15 percent commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006. In January 2005, Target exercised its second renewal option extending the Target Agreement through January 31, 2008. The next renewal option could be exercised by Target on or before January 2007, this renewal option could extend the Target Agreement thru January 2010, if it is exercised by Target.

In addition to the Target Agreement, the Company also licenses its trademarks and provides design services outside of the United States, and also licenses its trademarks for use in collections of eyewear and women’s swimwear and body-wear sold in Target stores in the United States.

In May 2002, the Company entered into an exclusive agreement with Hudson’s Bay Company. Under the agreement, the Company provides product design services, and licenses the Mossimo trademark to Hudson’s Bay Company for exclusive use in Canada. The Company receives license royalties and design service fees. Hudson’s Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson’s Bay Company. Hudson’s Bay Company fully launched the Mossimo branded product in mid-March 2003 for distribution through its Zellers stores in Canada.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Mossimo, Inc. and its wholly-owned subsidiary, Modern Amusement, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products. During the periods presented herein, a substantial amount of the Company’s revenue from license royalties and design fees were generated under the Target Agreement under a rate that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company’s revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company’s calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company’s calendar year due to the declining rates in the Target Agreement. Revenue from license royalties and design service fees are generally collected on a quarterly basis, and they range from one percent to seven percent of sales, as defined in the respective agreements.

Modern Amusement recognizes wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include temporary investment of cash in liquid interest bearing accounts and marketable securities.

INVESTMENTS

Short-term investments, which consist of market auction rate preferred securities are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses, interest and dividends are included in interest expense, net. The fair value of the short-term investments approximated cost at December 31, 2004 and December 31, 2003.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ inventory. Market value of non-current inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, which is generally three to ten years for furniture, fixtures, and equipment. Amortization of leasehold improvements is calculated using the straight line method over the shorter of its useful life or the remaining term of the lease. The Company evaluates the impairment of long-lived assets when certain triggering events occur. If such assets are determined to be impaired, a write-down to fair market value is recorded.

GOODWILL AND TRADENAME

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which is an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of goodwill based upon an estimation of the fair value of the reporting unit. As of December 31, 2004, recognized goodwill is allocated to the Modern Amusement segment. Acquired intangible assets with finite lives are amortized over their estimated useful life. An impairment is indicated if the undiscounted future cash flows attributable to the finite lived intangible asset is less than its carrying value.

The Modern Amusement trade name acquired during 2004 and valued at $112,000 is amortized over its estimated useful life of 10 years.

SEGMENTS

The Company operates in two business segments: Mossimo and Modern Amusement(Modern). In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company’s principal segments are grouped between the generation of revenues from products and royalties. The Mossimo segment derives its revenues from royalties associated from the use of its brand names with Target. The Product segment derives its revenues from the design, and distribution of apparel to department stores and other retail outlets, principally throughout the United States.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized. Accounting for income taxes are further explained in Note 5.

STOCK-BASED COMPENSATION

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

If compensation expense was determined based on the fair value method, the Company’s net income and net income per share would have resulted in the approximate pro forma amounts indicated below for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data):

	2004	2003	2002
	(in thousands, except for per share data)
Net income as reported	$2,701	$4,566	$13,665
Add: Stock-based employee compensation expense included in reported net income	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method	(305)	(298)	(1,788)
Pro forma net income	$2,396	$4,268	$11,877
Earnings per share:
Basic—as reported	$0.17	$0.29	$0.89
Basic—pro forma	$0.15	$0.27	$0.77
Diluted—as reported	$0.17	$0.29	$0.89
Diluted—pro forma	$0.15	$0.27	$0.77

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 2004, 2003 and 2002, assuming risk-free interest rates of approximately 3.7 percent, 1.9 percent, and 3.9 percent, respectively; volatility of approximately 45 percent, 50 percent, and 80 percent, respectively; zero dividend yield; and expected lives of five years for all periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, securities available-for-sale, accounts receivable, accounts payable, accrued liabilities, accrued commissions, and accrued bonuses. The Company considers the carrying value of these instruments to approximate fair value for these instruments because of the relatively short period of time between origination and their expected realization or settlement, and applicable interest rates reflect comparable rates currently available to the Company on obligations under similar terms.

COMPUTATION OF PER SHARE AMOUNTS

Basic and diluted earnings per share are computed using the methods prescribed by SFAS 128, “Earnings per Share.” Basic income per share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common share equivalents outstanding during the period. The computation of diluted income per share does not assume the conversion or exercise of securities that would have an anti-dilutive effect.

The computation of basic and diluted income per common share for income from continuing operations is as follows (in thousands, except per share data):

	2004	2003	2002
	(in thousands, except for per share data)
Income available to common shareholders—basic and diluted	$2,701	$4,566	$13,665
Basic weighted average common shares	15,738	15,613	15,409
Exercise of stock options	21	45	239
	15,759	15,658	15,648
Net income per share:
Basic income per common share	$0.17	$0.29	$0.89
Diluted income per common share	$0.17	$0.29	$0.87
Potential common shares excluded from diluted income per share since their effect would be antidilutive—stock options	468	554	531

IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS No. 153—In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance. A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have any effect on our financial position, results of operations or cash flow.

SFAS No. 123R—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in our third quarter of 2005. See Note 1 Summary of Business Description and Significant Accounting Policies—Stock-Based Compensation for the pro forma effects of how SFAS No. 123R would have affected results of operations in 2004, 2003 and 2002. We are currently assessing the impact this prospective change in accounting will have but believe that it will not have a material and adverse impact on our reported financial position or results of operations.

SFAS No. 151—In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have any impact on our financial position, results of operations or cash flow.

SAB 104—In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued after December 31, 2002. The Company licenses its trademarks, provides design services and has approval rights for product design, marketing and advertising materials under licensing and design service agreements which include certain provisions for indemnifying the licensee. As an element of its standard commercial terms, the Company includes an indemnification clause in its licensing and design services agreements that indemnifies the licensee against liability and damages arising from any claims, suits, damages, or costs relating to the breach of any warranty, representation, term or condition made or agreed to by its licensees involving the manufacture, packaging, distribution, promotion, sale, marketing, advertising or other use of the trademarks under license. We believe that our policies and practices limit our exposure related to the indemnification provisions of the license and design services agreements. For several reasons, including the lack of prior indemnification claims and the lack of monetary liability limit for certain infringement cases under the license and design services agreements, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

RECLASSIFICATIONS

Certain reclassifications have been made to conform to current year presentation. These reclassifications have no impact on reported net income.

2.   BUSINESS ACQUISITION

On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement for cash. Modern Amusement designs, merchandises, sources, markets, sells and distributes wholesale apparel and related accessories for young men and young women. The “Modern Amusement” registered brand is principally focused on premium west coast-lifestyle apparel and related accessories. The products are offered at moderate to upper price points through traditional specialty store and higher-end department store distribution channels. This line of business is expected to diversify the Company’s current design and licensing business of its Mossimo brand product through mass retail distribution channels. The acquisition was accounted for as a purchase whereby the purchase price was allocated to the assets acquired based on fair values. The excess purchase price over the amount allocated to the assets acquired has been allocated to goodwill, in the accompanying consolidated balance sheet at December 31, 2004. In the fourth quarter of 2004, the Company completed the appraisal of Modern Amusement, and allocated $112,000 of the purchase price to tradename. The following table summarizes the fair values of the assets acquired at the date of acquisition. Pro forma information is not presented as the impact of this acquisition on the consolidated financial statements is not material.

Net current assets	$25
Property and equipment	20
Goodwill	212
Trade Name	112
Other assets	6
Assets acquired	$375

3.   MAJOR CUSTOMER AND ACCOUNTS RECEIVABLE

A substantial amount of the Company’s revenue and accounts receivable are derived under the Target Agreement. The accounts receivable are held without collateral, and are subject to normal credit risk assumed by the Company. Revenue from license royalties and design service fees from Target were approximately 79 percent in 2004, 88 percent in 2003, and 92 percent in 2002, of total revenue. Accounts receivable from target for 2004 and 2003 were 59% and 78%, respectively, of total accounts receivable.

Modern Amusement extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the consolidated balance sheets, consists of amounts due from customers net of allowance for doubtful accounts. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. The write-off for bad debt for the current year was approximately $8,000

4.   CREDIT FACILITY WITH BANK

The Company established a revolving line of credit with a bank in the amount of $300,000 in February 2004. The line of credit was established to open letters of credit with foreign suppliers for finished goods. The line of credit was increased to $400,000 in June of 2004, and subsequently increased to $500,000 in January of 2005. The line of credit is secured by two certificates of deposit totaling approximately $413,000. There is no expiration date for this line, and there are no covenants. There is a fee charged per letter of credit opened. Open letters of credit at December 31, 2004 was approximately $469,000.

5.   INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2004	2003	2002
	(IN THOUSANDS)
Current:
Federal	$40	$162	$—
State	20	604	—
	60	766	—
Deferred:
Federal	1,481	1,032	(5,444)
State	242	77	(960)
	1,723	1,109	(6,404)
Total provision (benefit) for income taxes	$1,783	$1,875	$(6,404)

The provision (benefit) for income taxes may differ from the amount of tax determined by applying the federal statutory rate to pretax earnings. The components of this difference consist of the following for the years ended December 31:

	2004	2003	2002
	(IN THOUSANDS)
Provision on earnings at federal statutory tax rate	$1,518	$2,198	$2,460
State tax provision, net of federal tax effect	260	375	430
Decrease in valuation allowance	—	—	(9,146)
Other, including alternative minimum tax	5	(698)	(148)
Total provision (benefit) for income taxes	$1,783	$1,875	$(6,404)

Significant components of the Company’s deferred income taxes are as follows as of December 31:

	2004	2003
	(IN THOUSANDS)
Deferred income tax assets:
Net operating loss carry-forwards	$7,631	$8,456
Alternative minimum taxes and other	861	1,759
Total	8,492	10,215
Less valuation allowance	(1,107)	(1,107)
Total net deferred tax asset	$7,385	$9,108
Current portion	$1,739	$2,738
Long-term portion	5,646	6,370
Total net deferred tax asset	$7,385	$9,108

The Company considers projected taxable income from the Target Agreement and other agreements in deriving its estimate of deferred tax asset recoverability. As a result of the extension of the Target Agreement through January 31, 2008, the reevaluation of its forecasted operating results and resultant taxable income during the extended term of the Target Agreement, management believes realization of its net deferred tax assets is more likely than not.

As of December 31, 2004, the Company has approximately $20 million, and $16 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income, which expire in various years through 2022.

In accordance with the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. The impact of limitations, if any that may be imposed upon future issuances of equity securities cannot be determined at this time.

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

Over 50 percent of the value of the Company’s outstanding stock is owned by one stockholder, and in 2002 and 2001, more than 60 percent of the Company’s income, as defined, was derived from license royalties. Accordingly, the Company was classified as a personal holding company in 2002. However, no personal holding company tax was due in 2002 because the Company recognized certain expenses for tax purposes in 2002 that had been recognized in previous years for financial reporting purposes, and which offset the taxable income subject to personal holding company tax in 2002. In 2004 and 2003, less than 60 percent of the Company’s income as defined was derived from license royalties, accordingly the Company is not classified as a personal holding company and is not subject to the personal holding company tax. The Company intends to continue to take appropriate measures to avoid being classified as a personal holding company in future years. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in the future.

6.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2004	2003
	(IN THOUSANDS)
Furniture and fixtures	$420	$307
Leasehold improvements	1,282	604
Equipment	422	247
	2,124	1,158
Accumulated depreciation and amortization	1,007	678
	$1,117	$480

7.   EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Contributions made to the plan were $13,300 in 2004, $14,000 in 2003 and $3,100 in 2002.

8.   COMMITMENTS AND CONTINGENCIES

The Company leases its office and design studio under an operating lease agreement effective through July 2009, providing for annual lease payments of approximately $306,000 in 2005, $315,000 in 2006, $324,000 in 2007, $334,000 in 2008, and $196,000 in 2009. Rent expense was approximately $384,000 in 2004, $260,000 in 2003 and $155,000 in 2002.

The Company has a bonus program with its two top executives. Under this program bonuses payable to the Co-Chief Executive Officers’ are determined at the discretion of the Compensation Committee of the Board of Directors, are subject to approval by the Board of Directors, and can not exceed a formula based on a percentage of fees paid by Target to the Company, as defined in the respective bonus plans of these two officers. Bonus expense in connection with the bonus plans of these two officers was $607,000 in 2004, $1,854,000 in 2003 and $2,300,000 in 2002.

We had a dispute over the commissions payable to a third party which relate to our agreement with Target. In June 2003, we had deposited with the court approximately $4,585,000 which was classified as restricted cash. Additional costs of approximately $71,000 were incurred and expensed in 2004. The dispute was resolved in the second quarter of 2004, and the funds were distributed to the third party. As part of the settlement the Company is required to pay a fee to the third party of fifteen percent of applicable revenues from the Target agreement. Fees incurred under this arrangement were $2.6 million in 2004, $2.6 million in 2003 and $2.7 million in 2002. Under this agreement, we have a commission obligation for 15% of fees received from Target for the duration of the Target agreement thru January 2008, and for subsequent extensions if they are exercised by Target. The future commissions are based on the minimum royalty and design fee payment from target of approximately $9.6 million through January 2008.

The Company established a revolving line of credit with a bank in the amount of $300,000 in February 2004. The line of credit was established to open letters of credit with foreign suppliers for finished goods. The line of credit was increased to $400,000 in June of 2004, and subsequently increased to $500,000 in January of 2005. The line of credit is secured by two certificates of deposit totaling approximately $413,000. There is no expiration date for this line, and there are no covenants. There is a fee charged per letter of credit opened. Open letters of credit at December 31, 2004 were approximately $469,000.

9.   STOCKHOLDERS’ EQUITY

The Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the “1995 Plan”), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and to certain advisors or consultants to the Company. A total of 1,500,000 shares have been reserved for issuance under the 1995 Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant. In April 2000, the Company amended the 1995 Plan so that an optionee’s vesting in such options automatically terminates when the optionee’s employment with the Company is terminated for reasons other than retirement, disability or death. As of December 31, 2004 there are 362,000 shares of common stock under the 1995 Plan that are available for future grant.

The Company’s Non-Employee Directors Stock Option Plan (the “Directors Plan”) provides for the automatic grant to each of the Company’s non-employee directors of (i) an option to purchase 30,000 shares of common stock on the date of such director’s initial election or appointment to the Board of Directors and (ii) an option to purchase 3,000 shares of common stock on each anniversary thereof on which the director remains on the Board of Directors. A total of 250,000 shares have been reserved under the Directors Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant. As of December 31, 2004 there were 41,000 shares of common stock under the Directors Plan that were available for future grant.

Changes in shares under option for the 1995 Plan and the Directors Plan (the “Plans”) are summarized as follows for the years ended December 31,

	2004		2003		2002
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beginning of year	625,310	$7.23	992,075	$7.34	623,325	$4.03
Granted	210,000	3.77	549,000	4.13	539,000	9.11
Exercised	—	—	(250,400)	3.40	(158,000)	3.12
Canceled	(150,000)	8.43	(665,365)	6.06	(12,250)	4.81
Outstanding, end of year	685,310	5.90	625,310	7.23	992,075	7.34
Options exercisable, end of year	475,310		281,000		347,000
Weighted average fair value of options granted during the year		$1.80		$2.18		$5.53

Outstanding stock options for the Plans at December 31, 2004 consist of the following:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/2004	Life	Price	at 12/31/2004	Price
$0.88 - $1.88	36,000	5.32	$1.71	36,000	$1.71
$2.50 - $3.60	80,000	8.51	3.20	35,000	2.87
$3.80 - $5.10	419,000	8.75	4.50	254,000	4.92
$6.42 - $9.61	110,000	6.67	8.18	110,000	8.18
$10.63 - $25.38	40,310	1.64	23.43	40,310	23.43
	685,310	7.79	5.90	475,310	6.85

10.   SEGMENT INFORMATION

The Company operates in two business segments: Mossimo and Modern Amusement (Modern). The following tables summarize various financial amounts for each of our business segments (in thousands):

2004	Mossimo	Modern	Total
Revenues	$18,714	$1,821	$20,535
Gross Profit	—	580	580
Depreciation	229	100	329
Operating Income	6,601	(2,221)	4,380
Interest Income	104	—	104
Total Assets	20,201	2,720	22,921
Capital Expenditures	87	879	966

The following information should be considered when reading the above table:

•       The Company has no inter-segment revenue or expense.

•       Corporate overhead has been allocated to the Mossimo segment.

•       The provision for income tax is not allocated to business segments.

•       All long-lived assets were geographically located in the United States.

•       Revenue from countries other than the United States did not account for 10% or more of total revenue.

•       During 2003 and 2002, the Company operated only the Mossimo segment.

•       Gross profit is derived by reducing sales of the Modern segment of $1.821 million by $1.241 million of cost of sales to arrive at a gross profit of approximately $580,000.

11.   VALUATION AND QUALIFYING ACCOUNTS

As of December 31, 2004 and 2003 there is no allowance for doubtful accounts or sales returns recorded. Changes in the allowances for doubtful accounts, and for sales returns and markdowns for 2002 were as follows:

	BALANCE AT BEGINNING PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
	(IN THOUSANDS)
Year ended December 31, 2002—Note(a):
Allowance for doubtful accounts	$207	$—	$(207)	$—
Allowance for sales returns and markdowns	6,229	—	(6,229)	—

Note (a): Deductions reflect the write-off of accounts previously reserved.

12.   UNAUDITED INTERIM FINANCIAL INFORMATION

The following tables set forth certain selected interim financial data for the Company by quarter for the years ended December 31, 2004 and 2003.

	YEAR ENDED DECEMBER 31, 2004
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	YEAR
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues	$6,236	$6,208	$4,934	$3,157	$20,535
Income (loss) before income taxes(b)	2,037	1,687	(175)	935	4,484
Provision (benefit) for income taxes	847	680	(50)	306	1,783
Net income (loss)	1,190	1,007	(125)	629	2,701
Net income (loss) per share:
Basic	$0.08	$0.06	$(0.01)	$0.04	$0.17
Diluted	0.08	0.06	(0.01)	0.04	0.17

	YEAR ENDED DECEMBER 31, 2003
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	YEAR
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues	$5,868	$6,858	$4,176	$2,993	$19,895
Income (loss) before income taxes	2,328	3,075	1,050	(12)	6,441
Provision (benefit) for income taxes	930	1,230	420	(705)	1,875
Net income (loss)	1,398	1,845	630	693	4,566
Net income (loss) per share:
Basic	$0.09	$0.12	$0.04	$0.04	$0.29
Diluted	0.09	0.12	0.04	0.04	0.29

Note (b): Income (loss) before income taxes in the fourth quarter reflects a reversal of accrued bonuses of $1.13 million.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Specimen certificate of shares of Common Stock of the Registrant(1)
10.1*	Registrant’s 1995 Stock Plan(1)
10.2*	Registrant’s 1995 Directors Stock Option Plan(1)
10.3*	Form of Indemnification Agreement between the Registrant and its directors and officers(1)
10.5	Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and Target Stores, a division of Target Corporation(2)
10.5.1	Amendment to License and Design Services Agreement, dated February 1, 2002(7)
10.5.2	Consent of Assignment and Amendment to License and Design Services Agreement dated February 2, 2003(8)
10.5.3	Amendment to License and Design Services Agreement dated June 20, 2003(9)
10.6	Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and Cherokee Inc.(2)
10.7	Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC(3)
10.7.1	First Amendment to Office Lease dated June 26, 2002(9)
10.7.2	Second Amendment to Office Lease dated January 1, 2004
10.8	Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin S.P.A. and Target Stores(4)
10.9*	Amended and Restated Employment Agreement between the Registrant and Mossimo Giannulli dated February 1, 2002(7)
10.9.1*	Amendment Number One to the Mossimo Giannulli Employment Agreement, dated September 23, 2002(6)
10.9.2	Amendment Number Two to the Mossimo Giannulli Employment Agreement, dated March 18, 2002(8)
10.10*	The Mossimo Giannulli Bonus Plan, dated February 1, 2002, between the Registrant and Mossimo Giannulli(7)
10.10.1*	Amendment Number One to the Mossimo Giannulli Bonus Plan, dated July 1, 2002(5)
10.11*	The Edwin Lewis Bonus Plan, dated April 17, 2002, between the Registrant and Edwin Lewis(5)
10.11.1*	Amendment Number One to the Edwin Lewis Bonus Plan, dated July 1, 2002(5)
10.11.2*	Amendment Number Two to the Edwin Lewis Bonus Plan, dated September 23, 2002(6)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm—KPMG LLP
31.1	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934

31.2	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.3	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.1	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.2	Certification of Principal Executive Officer as required by Rule 13a - 14(b) of the Securities Act of 1934
32.3	Certification of Principal Financial Officer as required by Rule 13a - 14(b) of the Securities Act of 1934

NOTES:

(1)          Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 33-80597), as amended, which became effective February 22, 1996.

(2)          Incorporated by reference from the Registrant’s Current Report on Form 8-K, dated March 28, 2000.

(3)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000.

(4)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(6)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.

(7)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003.

(9)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003.