Form 10-K/A
period 2004-12-31
MOSSIMO INC
filed 2005-04-27
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

REASON FOR AMENDMENT TO FORM 10-K

The registrant no longer expects to file its definitive proxy statement with the Securities and Exchange Commission within 120 days after its fiscal year end. This Amendment to the registrant’s Form 10-K is being filed to include all of the information required by Part III of the Form 10-K.

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

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The following tables set forth the name and age of each director of the Company, the principal occupation of each during the past five years, and the year each began serving as a director of the Company:

Name	Principal Occupation During Last Five Years	Age
MOSSIMO G. GIANNULLI	Mr. Giannulli founded the Company’s business in 1987 and has been Chairman of the Board since the Company’s formation in 1988. Mr. Giannulli has served as the Company’s Chief Executive Officer from March 28, 2000 to 2004 when he became Co-Chief Executive Officer. Mr. Giannulli was the Company’s President from March 28, 2000 to March 20, 2002, and from the Company’s formation in 1988 to March 4, 1998.	41

EDWIN H. LEWIS

Mr. Lewis has served as a director of the Company and as the Company’s President and Vice Chairman since March 20, 2002. In 2004, Mr. Lewis was appointed Co-Chief Executive Officer. Previously, Mr. Lewis served as the Company’s Chief Executive Officer and a director from November 30, 1998 to March 28, 2000. Mr. Lewis worked for Tommy Hilfiger, Inc. from December 1991 through February 1996 where he held various positions including the Chairman and Chief Executive Officer. Before joining Tommy Hilfiger, Mr. Lewis worked for Polo Ralph Lauren from 1973 through December 1991 where he held various positions including Executive Vice President and President of Ralph Lauren Womenswear.

54
BRETT WHITE

Mr. White has served as a director of the Company since May 2000. Mr. White serves as President of CBRE, a public company. In this position he is responsible for all worldwide operations with the exception of the firm’s Mortgage Brokerage and CBRE Investors businesses. Mr. White joined CBRE in 1984 as a sales trainee and spent seven years as a salesperson in the firm’s San Diego region. In 1991 Mr. White accepted his first management assignment as a sales manager for the San Diego office. In the subsequent years, Mr. White’s various duties include Los Angeles regional manager, President-Brokerage Services and, most recently, Chairman-The Americas. Mr. White is a member of the Board of Directors of CBRE and of its Executive Committee.

45
ROBERT MARTINI	Mr. Martini has served as a director of the Company since October 1996. Mr. Martini has been the Chairman of the Board of Directors of AmerisourceBergen Corporation (NYSE) from August 2001 to March 2004. Prior to August 2001, Mr. Martini had been a 40-year veteran of Bergen Brunswig Corporation, where he held several management positions including Chairman of the Board of Directors and interim Chief Executive Officer from 1999 to August 2001 and Chief Executive Officer from 1990 to 1997.	73
WILLIAM R. HALFORD

Mr. Halford has served as a director of the Company since April 2000. Since January 2001, Mr. Halford has served as President of Office Properties, a division of The Irvine Company, which develops, leases and operates a 22 million square foot office and flex tech real estate portfolio. From July 1996, Mr. Halford served as President of the Irvine Office Company, a division of The Irvine Company, which developed, leased and operated a seven million square foot office real estate portfolio. From August 1995 to June 1996, Mr. Halford served as Vice President General Manager of The Irvine Company. Before joining The Irvine Company, Mr. Halford was Vice President of Leasing and Marketing for PM Realty Group’s Western Division from January 1994 to July 1995.

45

Independence of Directors

Our Board of Directors has determined that the majority of our Board is comprised of “independent directors” within the meaning of applicable Nasdaq listing standards. Our independent directors are the following: William R. Halford, Robert Martini and Brett White.

Committees and Meetings of the Board of Directors

The Board of Directors held four meetings during 2004. The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each director attended at least 75% of the aggregate of the total number of meetings of our Board of Directors held during 2004 and of the total number of meetings held during 2004 by all committees of our Board of Directors on which that director served.

Audit Committee.   The Audit Committee is currently comprised of William R. Halford (Chairman), Robert Martini and Brett White. The Audit Committee provides oversight of our financial, accounting and reporting processes, our system of internal accounting and financial controls and our compliance with related legal and regulatory requirements, the appointment, engagement, termination and oversight of our independent auditors, including conducting a review of their independence, reviewing and approving the planned scope of our annual audit, overseeing the independent auditor’s audit work, reviewing and pre-approving any audit and non-audit services that may be performed by them, reviewing with management and our independent auditors the adequacy of our internal financial controls, and reviewing our critical accounting policies and the application of accounting principles. Each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the Securities and Exchange Commission (the “SEC”) for audit committee membership and is an “independent director” within the meaning of applicable Nasdaq listing standards. Each Audit Committee member meets the Nasdaq’s financial knowledge requirements, and the Board of Directors has further determined that Brett White (i) is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC and (ii) also meets the Nasdaq’s professional experience requirements. The Audit Committee operates pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and the Nasdaq. The Committee met eight times in 2004.

Compensation Committee.   The Compensation Committee is currently comprised of Robert Martini (Chairman) and Brett White. The Compensation Committee is responsible for recommending to the Board of Directors the base salary and incentive compensation for all executive officers, taking final action with respect to base salary and incentive compensation for certain other officers and key employees and reviewing the Company’s compensation policies. The Compensation Committee also administers the Company’s 1995 Stock Plan, the 1995 Non-Employee Stock Option Plan, the Edwin Lewis Bonus Plan and the Mossimo Giannulli Bonus Plan. Each member of the Compensation Committee is independent within the meaning of applicable Nasdaq listing standards. The Compensation Committee met four times in 2004.

Nominating and Corporate Governance Committee.   The Nominating and Corporate Governance Committee is currently comprised of Brett White (Chairman) and Robert Martini. The Nominating and Corporate Governance Committee is responsible for the selection of potential candidates for director and the recommendation of candidates to the Board of Directors. It also makes recommendations to the Board of Directors concerning the structure and membership of the other committees and other corporate governance matters. Each member of the Committee is an independent director within the meaning of the applicable Nasdaq listing standards. The Committee met two times in 2004.

Directors’ Compensation

Our independent directors receive $20,000 annually and $1,500 for each Board Meeting attended in person ($750 for attendance by telephone conference) as compensation for serving on the Board of Directors. Independent directors who serve on committees also receive $1,500 for each meeting attended in person ($750 for attendance by telephone conference). The chairman of each committee receives an additional $1,500 for each committee meeting chaired. All directors are reimbursed for their reasonable expenses incurred in attending meetings. Our independent directors participate in the Company’s 1995 Non-Employee Directors Stock Option Plan (the “Directors Plan”), which provides for automatic grants of options to each independent employee director at the then current market price for the Company’s common stock. Under the Directors Plan, each independent director is granted options for 30,000 shares upon initial appointment or election to the Board and receives an annual grant of options for 3,000 shares upon the date of each annual meeting of the Company’s stockholders at which such director is re-elected or continues as a director. The initial options for 30,000 shares vest 50% per year, commencing on the first anniversary of the date of grant, and the options for 3,000 shares fully vest on the first anniversary of the date of grant.

Compliance with Reporting Requirements of Section 16 of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, executive officers and any persons holding ten percent or more of the Company’s common stock are required to report their ownership of common stock and any changes in that ownership to the SEC and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during fiscal 2004, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis.

Compensation Committee Interlocks and Insider Participation

None of the directors, other than those identified above, served as members of the Compensation Committee during the last completed fiscal year. No member of that committee was an officer or employee of the Company or any of its subsidiaries during the year. None of the executive officers of the Company have served on the board of directors or on the compensation committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Company.

Code of Business Conduct

We have adopted a Code of Business Conduct applicable to all officers, directors and employees as required by Nasdaq listing standards. Our Code of Business Conduct also has specific provisions applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. This Code of Business Conduct includes an enforcement mechanism, and any waivers for directors or officers must be approved by the Board and disclosed in a Form 8-K.

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company:

NAME	AGE	POSITION
Mossimo G. Giannulli	41	Chairman of the Board and Co-Chief Executive Officer
Edwin H. Lewis	54	Vice-Chairman of the Board, President, and Co-Chief Executive Officer
Vicken J. Festekjian	33	Chief Financial Officer

Background information on Messrs. Giannulli and Lewis is set forth under “Board of Directors” above.

Mr. Festekjian joined the Company as its Chief Financial Officer in November 2004. Prior to joining the Company, Festekjian was with the accounting firm of Moss Adams. Prior to joining Moss Adams in 1999 Mr. Festekjian was employed with Aginian Accounting Corp., a CPA firm. Mr. Festekjian is a CPA and holds a Bachelor of Business (Accounting) degree from California State University Northridge.

ITEM 11—EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation for each of the last three years of our: (i) Chief Executive Officer of the Company, and (ii) the Company’s four other persons who were our executive officers in 2004. This group is referred to in this report as the Named Executive Officers.

				Long Term Compensation
		Annual Compensation(1)		Securities Underlying
Name and Principal Position	Year	Salary($)	Bonus($)	Options(#)
Mossimo G. Giannulli	2004	900,000	455,309
Chairman of the Board	2003	900,000	2,639,000	100,000 (2)
and Co-Chief Executive Officer	2002	900,000	1,891,000
Edwin H. Lewis	2004	900,000	151,822
Vice-Chairman of the Board,	2003	200,000	662,000	100,000 (2)
President and Co-Chief Executive Officer	2002	—	387,000
Mali Shrinivas	2004	177,564
Chief Financial Officer(3)
Vicken J. Festekjian(4)	2004	17,693		20,000
Chief Financial Officer

(1)   Perquisites are excluded as their aggregate value did not exceed the lesser of $50,000 or the 10% of total annual salary and bonus for any Named Executive Officer.

(2)   These options were cancelled by the Company in 2003.

(3)   Mr. Shrinivas resigned from the Company in August, 2004, and the amount reported represents salary paid through August 2004.

(4)   Mr. Festekjian joined the Company in November, 2004, and the amount reported represents the salary paid from the time he joined the Company in 2004.

Option Grants In Last Fiscal Year

The following table sets forth certain information with respect to option grants made during 2004 to the Named Executive Officers.

Name	Options Granted (# Shares)	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Basic Price Per Share	Expiration Date
Mossimo G. Giannulli	—	—	—	—
Edwin H. Lewis	—	—	—	—
Mali Shrinivas(1)	—	—	—	—
Vicken F. Festekjian(2)	20,000	10.5%	$3.45	11/17/2014

(1)   Mr. Shrinivas resigned from the Company in 2004.

(2)   Mr. Festekjian joined the Company in November 2004. The options were issued at the time he joined the Company.

Aggregated Option Exercises In Last Fiscal Year And Year-End Option Value

The following table sets forth certain information with respect to exercisable and unexercisable options held by the Named Executive Officers as of December 31, 2004.

			Number Of Securities		Value Of Unexercised In-The
	Shares		Underlying Unexercised Options		Money Options At Fiscal Year
	Acquired	Value	At Fiscal Year End		End(1)
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Mossimo G. Giannulli	—	—	—	—	—	—
Edwin H. Lewis	—	—	—	—	—	—
Mali Shrinivas(1)	—	—	—	—	—	—
Vicken J. Festekjian(2)	—	—	—	20,000	—	$200.00

(1)   Mr. Shrinivas resigned from the Company in 2004.

(2)   Mr. Festekjian joined the Company in November 2004.

Giannulli Employment Agreement and Bonus Plan

In 2001, the Company entered into an Employment Agreement with Mossimo G. Giannulli, the Company’s Chief Executive Officer and then President (the “Employment Agreement”), which was effective as of February 1, 2001.  During the period the Company’s license agreement with Target Corporation (as amended to date, the “Target Agreement”) remained in effect, Mr. Giannulli’s annual base salary was set at $900,000 and he was eligible to receive a bonus equal to 50% of the annual net royalty revenue above the minimum required net royalty payment under the Target Agreement.

On April 25, 2002, the Company and Mr. Giannulli amended Mr. Giannulli’s employment agreement, effective February 1, 2002. Pursuant to this amendment, Mr. Giannulli was no longer entitled to the any bonus under the prior bonus provision contained in his employment agreement for any period beginning on or after February 1, 2002 and Mr. Giannulli was instead entitled to participate in the Mossimo Giannulli Bonus Plan (the “Bonus Plan”).  The Bonus Plan was approved by the Company’s Board of Directors and, on June 3, 2002, the Company’s stockholders at the Company’s 2002 Annual Meeting. The Bonus Plan, as adopted, was designed to provide Mr. Giannulli with bonus compensation (“Annual Bonus”) for the accomplishment of specific pre-established financial performance objectives by the Company, as determined by the Compensation Committee of the Board of Directors (the “Committee”).  The Bonus Plan became effective as of February 1, 2002, and will remain in effect until January 31, 2007, or until such earlier time as it may be terminated under the terms of the Bonus Plan. The Bonus Plan is administered by the Compensation Committee.  For each year commencing on or after February 1, 2004, the Committee has the authority to terminate Mr. Giannulli’s right to an Annual Bonus with respect to each year at any time on or prior to February 1 of such year.  The Compensation Committee determined that Mr. Giannulli would be entitled to an Annual Bonus with respect to each contract year equal to twenty-nine percent (29%) of the excess (if any) of: (i) the royalties paid to the Company under Section 5.1 of the Target Agreement (described below) for such contract year, less (ii) $5,293,750 (“Target Formula”).  Effective May 15, 2002, the Compensation Committee approved an amendment to the Bonus Plan (“Plan Amendment”) to provide that any Annual Bonus would only be payable to Mr. Giannulli at the discretion of the Compensation Committee.  Prior to the second quarter of 2004, quarterly payments are made to Mr. Giannulli in cash within 60 days following the end of each quarter subject to the approval of the Compensation Committee.  In the second quarter of 2004, the Compensation Committee amended the Plan to provide that bonus payments would be made after completion of each year if specified performance goals were satisfied. In addition, the Committee amended the Plan to reduce the Target Formula from twenty-nine percent (29%) to nineteen and thirty-three hundreths percent (19.33%). The actual amount of the Annual Bonus will be determined on satisfaction of the performance goals, but it may not exceed the amount, if any of the Target Formula.

Section 5.1 of the Target Agreement provides that Target shall pay to the Company as a royalty, in each contract year under the Target Agreement, an amount equal to fifty-five percent (55%) of the greater of (a) the annual guaranteed minimum fee (equal to $5,293,750); or (b) the applicable percentage of Net Sales (as defined below) for such year based on the following schedule: (i) four percent (4%) of Net Sales on sales of certain identified merchandise (the “Exclusive Merchandise”) for such year up to $100,000,000; (ii) two and one-quarter percent (2 1/4%) of Net Sales on sales of Exclusive Merchandise for such year greater than $100,000,000 up to $500,000,000; and (iii) one percent (1%) of Net Sales on sales of Exclusive Merchandise, for such year greater than $500,000,000. “Net Sales” means the sales price to customers on all sales of Exclusive Merchandise by Target (whether regular, markdown, clearance or otherwise), excluding sales tax and finance charges and, less any refunds and credits for returns actually given by Target to its customers. The term of the Target Agreement has been extended through January 31, 2008.  If Target is current on its payment obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.

If Mr. Giannulli’s employment with the Company is terminated for any reason other than death or disability prior to the end of a contract year, Mr. Giannulli’s rights to an Annual Bonus under the Plan with respect to such contract year and subsequent contract years will terminate. The Compensation Committee will determine whether all or a portion of Mr. Giannulli’s Annual Bonus under the Plan for the contract year in which his death or disability occurs will be paid if Mr. Giannulli’s employment has been terminated by reason of death or disability.

Lewis Employment Agreement

On August 1, 2004, Edwin H. Lewis and the Company entered into an employment agreement.  Under the terms of the agreement Mr. Lewis was appointed Co-Chief Executive Officer and will be paid an annual salary of $900,000.  The agreement extends for twelve month periods unless either the Company or Mr. Lewis gives 60 days written notice prior to the end of a contract year to the other that the contract will not be renewed.  If the agreement is terminated without cause by the Company, the Company is required to pay Mr. Lewis an amount equal to his salary in effect on the date of termination for the remaining contract year as if Mr. Lewis had remained in the employ of the Company.

Lewis Bonus Plan

Edwin Lewis is entitled to participate in the Edwin Lewis Bonus Plan (“Lewis Plan”).  The Lewis Plan was approved by the Board of Directors and became effective as of February 1, 2002 and extends to January 31, 2007. The Lewis Plan, as adopted, was developed to provide Mr. Lewis with bonus compensation for the accomplishment of specific pre-established financial performance objectives by the Company as determined by the Compensation Committee.  The Lewis Plan is administered by the Compensation Committee. At the time of its adoption, the Lewis Bonus Plan provided for an Annual Bonus with respect to each contract year equal to nine and sixty-seven hundredths percent (9.67%) of the excess (if any) of:  (i) royalties paid to the Company under Section 5.1 of the Target Agreement (described above) for such contract year, less (ii) $5,293,750 (the “Target Formula”).  Effective May 15, 2002, the Committee approved an amendment to the Lewis Bonus Plan to provide that any Annual Bonus would only be payable to Mr. Lewis at the discretion of the Compensation Committee.  Prior to the second quarter of 2004, quarterly payments are made to Mr. Lewis in cash within 60 days following the end of each quarter subject to the approval of the Compensation Committee.  In the second quarter 2004, the Committee amended the Lewis Plan to provide that bonus payments would be made after completion of each year. In addition, the Committee amended the Lewis Plan to increase the Target Formula from nine and sixty-seven hundreths percent (9.67%) to nineteen and thirty-three hundreths percent (19.33%).  The actual amount of the Annual Bonus will be determined on satisfaction of the performance goals, but it may not exceed the amount, if any, of the Target Formula.

If Mr. Lewis’ employment with the Company is terminated for any reason other than death or disability prior to the end of a contract year, Mr. Lewis’ rights to an Annual Bonus under the Plan with respect to such contract year and subsequent contract years will terminate.  The Compensation Committee will determine whether all or a portion of Mr. Lewis’ Annual Bonus under the Plan for the contract year in which his death or disability occurs will be paid if Mr. Lewis’s employment has been terminated by reason of death or disability.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrant and Rights	Number Of Securities Remaining Available for Future Issuance Under EquityCompensation Plans
Equity Compensation Plans Approved by Security Holders	685,310	(1)	$5.90	403,290
Equity Compensation Plans Not Approved by Security Holders	None		None	None
Total	685,310		$5.90	403,290

(1)   Includes the following:

•  512,310 shares of the Company’s Common Stock to be issued upon exercise of outstanding stock options granted under the 1995 Employee Stock Option Plan; and

•  173,000 shares of the Company’s Common Stock to be issued upon exercise of outstanding stock options granted under the 1995 Non-Employee Stock Option Plan.

Beneficial Ownership

The following table sets forth information as of April 1, 2005, with respect to our common stock owned by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director and director nominee of the Company, (iii) each Named Executive Officer and (iv) all current directors and executive officers of the Company as a group.  The number and percentage of shares beneficially owned is based on 15,738,442 shares outstanding as of April 1, 2005.

Name	Number of Shares Beneficially Owned(1)		Percentage Ownership(1)
Mossimo G. Giannulli	10,272,822		65.27%
Edwin H. Lewis	-0-		*
Vicken J. Festekjian	-0-		*
William R. Halford	42,000	(2)	*
Robert Martini	121,000	(3)	*
Brett White	6,000	(4)	*
Roger Feldman(5)	838,540		5.33
Harvey Hanerfeld(5)	863,982		5.50
All current directors and executive officers as a group (6 persons)	10,441,822	(6)	65.70%

*       Less than one percent.

(1)   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of April 1, 2005, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Unless otherwise indicated, the address for each person is care of our address at 2016 Broadway, Santa Monica, California 90401.

(2)   Includes 42,000 shares of common stock underlying options exercisable within sixty days of the date of this table.

(3)   Includes 106,000 shares of common stock underlying options exercisable within sixty days of the date of this table.

(4)   Includes 6,000 shares of common stock underlying options exercisable within sixty days of the date of this table.

(5)   According to a Schedule 13G dated January 5, 2005, Roger Feldman is the beneficial owner of 838,540 shares of Common Stock, constituting 5.3% of the issued and outstanding shares of common stock, and Harvey Hanerfeld is the beneficial owner of 863,982 shares of Common Stock, constituting 5.5% of the issued and outstanding shares of Common Stock. Roger Feldman has the sole power to vote or to direct the voting of and to dispose and to direct the disposition of the 24,558 shares of common stock beneficially owned by him as an individual. As sole stockholders of West Creek Capital, Inc., a Delaware corporation that is the general partner of West Creek Capital, L.P., a Delaware limited partnership that is the investment adviser to (i) West Creek Partners Fund L.P., a Delaware limited partnership (the “Fund”) and (ii) certain private accounts (the “Accounts”), Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 431,322 shares of common stock owned by the Fund and the 60,000 shares of common stock held in the Accounts. As voting members of Cumberland Investment Partners, L.L.C., a Delaware limited liability company (“Cumberland”), Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 322,660 shares of common stock owned by Cumberland. Mr. Hanerfeld also may be deemed to have shared power to direct the voting and disposition of 50,000 shares of Common Stock owned by Mr. Hanerfeld’s wife. The address for Mr. Feldman and Mr. Hanerfeld is 1919 Pennsylvania Avenue, NW, Suite 725, Washington, DC, 20006.

(6)   Includes 154,000 shares of common stock underlying options exercisable within sixty days of the date of this table.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004, C&E Holdings, LLC, a limited liability company owned by Edwin Lewis made a private jet available to the Company’s executive officers for business use.  The Company reimbursed C&E Holdings for the direct costs (without markup) incurred in operating the private jet for each use.  During 2004 there were approximately 360 flight hours at an average cost of approximately $2,400 per hour.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.   The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and December 31, 2003, and the reviews of the financial statements included in our Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $115,000 and $84,000, respectively.

Audit-Related Fees.   The aggregate fees billed in each of the years ending December 31, 2004 and December 31, 2003 for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of our financial statements and are not included in the above paragraph were $0 and $0, respectively.

Tax Fees.   The aggregate fees billed in each of the years ending December 31, 2004 and December 31, 2003 for professional services rendered by KPMG for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees.   The aggregate fees billed for services rendered by our principal accountants, other than described above, for the fiscal years ending December 31, 2004 and December 31, 2003, were $0 and $93,000, respectively.  All other fees in 2003 consisted of due diligence work on a potential acquisition and due diligence services for the Company.

All audit related services, tax services and other services were pre-approved by our audit committee, which concluded that the provision of such services by KPMG LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  The audit committee’s pre-approval policy provides for the pre-approval of audit, audit-related and tax services specifically described by the committee on an annual basis, and unless a type of service is pre-approved under the policy, it will require separate pre-approval by the committee if it is to be provided by the independent auditor.  The policy authorizes the committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of Financial Statements—see Index to Financial Statements on page 24.

(2) List of Financial Statement Schedules—None

(b) List of Exhibits

3.1	Certificate of Incorporation of Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Specimen certificate of shares of Common Stock of the Registrant(1)
10.1*	Registrant’s 1995 Stock Plan(1)
10.2*	Registrant’s 1995 Directors Stock Option Plan(1)
10.5	Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and Target Stores, a division of Target Corporation(2)
10.5.1	Amendment to License and Design Services Agreement, dated February 1, 2002(7)
10.5.2	Consent of Assignment and Amendment to License and Design Services Agreement dated February 2, 2003(8)
10.5.3	Amendment to License and Design Services Agreement dated June 20, 2003(9)
10.6	Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and Cherokee Inc.(2)
10.7	Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC(3)
10.7.1	First Amendment to Office Lease dated June 26, 2002(7)
10.7.2	Second Amendment to Office Lease dated January 1, 2004(11)
10.8	Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin S.P.A. and Target Stores(4)
10.9*	Amended and Restated Employment Agreement between the Registrant and Mossimo Giannulli dated February 1, 2002(7)

10.9.1*	Amendment Number One to the Mossimo Giannulli Employment Agreement, dated September 23, 2002(6)
10.9.2	Amendment Number Two to the Mossimo Giannulli Employment Agreement, dated March 18, 2002(8)
10.10*	The Mossimo Giannulli Bonus Plan, dated February 1, 2002, between the Registrant and Mossimo Giannulli(7)
10.10.1*	Amendment Number One to the Mossimo Giannulli Bonus Plan, dated July 1, 2002(5)
10.11*	The Edwin Lewis Bonus Plan, dated April 17, 2002, between the Registrant and Edwin Lewis(5)
10.11.1*	Amendment Number One to the Edwin Lewis Bonus Plan, dated July 1, 2002(5)
10.11.2*	Amendment Number Two to the Edwin Lewis Bonus Plan, dated September 23, 2002(6)
10.12*	Edwin Lewis Employment Agreement(10)
21	Subsidiaries of Registrant(11)
31.1	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.2	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.3	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.1	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.2	Certification of Principal Executive Officer as required by Rule 13a - 14(b) of the Securities Act of 1934
32.3	Certification of Principal Financial Officer as required by Rule 13a - 14(b) of the Securities Act of 1934

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

(6)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.

(7)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003.

(9)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003.

(10) Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(11) Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

*                    Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April 2005.

MOSSIMO, INC.
By:	/s/ MOSSIMO GIANNULLI
Mossimo Giannulli
CO-CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of April 2005.

/s/ MOSSIMO GIANNULLI	Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)
Mossimo Giannulli
/s/ EDWIN LEWIS	Vice Chairman, President, and Co-Chief Executive Officer
Edwin Lewis	(Principal Executive Officer)
/s/ VICKEN FESTEKJIAN	Chief Financial Officer (Principal Accounting Officer)
Vicken Festekjian
/s/ ROBERT MARTINI	Director
Robert Martini
/s/ WILLIAM HALFORD	Director
William Halford
/s/ BRETT WHITE	Director
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

12.   UNAUDITED INTERIM FINANCIAL INFORMATION

The following tables set forth certain selected interim financial data for the Company by quarter for the years ended December 31, 2004 and 2003.

	YEAR ENDED DECEMBER 31, 2004
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	YEAR
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues	$6,236	$6,208	$4,934	$3,157	$20,535
Income (loss) before income taxes(b)	2,037	1,687	(175)	935	4,484
Provision (benefit) for income taxes	847	680	(50)	306	1,783
Net income (loss)	1,190	1,007	(125)	629	2,701
Net income (loss) per share:
Basic	$0.08	$0.06	$(0.01)	$0.04	$0.17
Diluted	0.08	0.06	(0.01)	0.04	0.17

	YEAR ENDED DECEMBER 31, 2003
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	YEAR
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues	$5,868	$6,858	$4,176	$2,993	$19,895
Income (loss) before income taxes	2,328	3,075	1,050	(12)	6,441
Provision (benefit) for income taxes	930	1,230	420	(705)	1,875
Net income (loss)	1,398	1,845	630	693	4,566
Net income (loss) per share:
Basic	$0.09	$0.12	$0.04	$0.04	$0.29
Diluted	0.09	0.12	0.04	0.04	0.29

Note (b): Income (loss) before income taxes in the fourth quarter reflects a reversal of accrued bonuses of $1.13 million.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Specimen certificate of shares of Common Stock of the Registrant(1)
10.1*	Registrant’s 1995 Stock Plan(1)
10.2*	Registrant’s 1995 Directors Stock Option Plan(1)
10.5	Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and Target Stores, a division of Target Corporation(2)
10.5.1	Amendment to License and Design Services Agreement, dated February 1, 2002(7)
10.5.2	Consent of Assignment and Amendment to License and Design Services Agreement dated February 2, 2003(8)
10.5.3	Amendment to License and Design Services Agreement dated June 20, 2003(9)
10.6	Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and Cherokee Inc.(2)
10.7	Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC(3)
10.7.1	First Amendment to Office Lease dated June 26, 2002(7)
10.7.2	Second Amendment to Office Lease dated January 1, 2004(11)
10.8	Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin S.P.A. and Target Stores(4)
10.9*	Amended and Restated Employment Agreement between the Registrant and Mossimo Giannulli dated February 1, 2002(7)
10.9.1*	Amendment Number One to the Mossimo Giannulli Employment Agreement, dated September 23, 2002(6)
10.9.2	Amendment Number Two to the Mossimo Giannulli Employment Agreement, dated March 18, 2002(8)
10.10*	The Mossimo Giannulli Bonus Plan, dated February 1, 2002, between the Registrant and Mossimo Giannulli(7)
10.10.1*	Amendment Number One to the Mossimo Giannulli Bonus Plan, dated July 1, 2002(5)
10.11*	The Edwin Lewis Bonus Plan, dated April 17, 2002, between the Registrant and Edwin Lewis(5)
10.11.1*	Amendment Number One to the Edwin Lewis Bonus Plan, dated July 1, 2002(5)
10.11.2*	Amendment Number Two to the Edwin Lewis Bonus Plan, dated September 23, 2002(6)
10.12*	Edwin Lewis Employment Agreement(10)
21	Subsidiaries of Registrant(11)
31.1	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934

31.2	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.3	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.1	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.2	Certification of Principal Executive Officer as required by Rule 13a - 14(b) of the Securities Act of 1934
32.3	Certification of Principal Financial Officer as required by Rule 13a - 14(b) of the Securities Act of 1934

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

(6)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.

(7)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003.

(9)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003.

(10)   Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(11)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.