Form 10-Q
period 2005-03-31
MOSSIMO INC
filed 2005-05-16
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No         ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No        ☒

As of March 31, 2005, the Registrant had 15,738,442 shares of Common Stock, $0.001 par value, outstanding.

MOSSIMO, INC.

FORM 10-Q

For the Three Months Ended March 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited):

Condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004

Condensed consolidated statements of earnings for the three months ended March 31, 2005 and 2004

Condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004

Notes to condensed consolidated financial statements

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk

ITEM 4 – Controls and Procedures

PART II - OTHER INFORMATION

ITEM 1 – Legal Proceedings

ITEM 6 – Exhibits

SIGNATURES

CERTIFICATIONS

MOSSIMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,252	$4,903
Restricted cash	415	413
Investments	—	4,800
Accounts receivable	7,877	2,908
Merchandise inventory	574	539
Deferred income taxes	1,873	1,739
Prepaid expenses and other current assets	581	436
Total current assets	20,572	15,738

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	1,041	1,117

DEFERRED INCOME TAXES	4,380	5,646

GOODWILL	212	212

TRADENAME, net	98	112

OTHER ASSETS	78	96
	$26,381	$22,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$851	$352
Accrued liabilities	260	257
Accrued commissions	914	258
Accrued bonuses	681	206
Total current liabilities	2,706	1,073

DEFERRED RENT	141	135
Total liabilites	2,847	1,208

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001; authorized shares 3,000,000; no shares issued or outstanding	—	—
Common stock, par value $.001; authorized shares 30,000,000; issued and outstanding 15,738,442 at March 31, 2005 and December 31, 2004	15	15
Additional paid-in capital	39,763	39,763
Accumulated deficit	(16,244)	(18,065)
Net stockholders’ equity	23,534	21,713
	$26,381	$22,921

See accompanying notes to condensed consolidated financial statements

MOSSIMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	For the Three Months March 31,
	2005	2004

Revenue from license royalties and design service fees	$7,354	$6,197

Product sales	1,310	26

Total revenues	8,664	6,223

Operating expenses:
Cost of product sales	1,038	13
Selling, general and administrative	4,575	4,200
Total operating expenses	5,613	4,213

Earnings from operations	3,051	2,010

Other income:
Interest income	30	27
Total other income	30	27
Earnings before income taxes	3,081	2,037

Income taxes	1,260	847

Net earnings	$1,821	$1,190

Earnings per common share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08
Weighted average common shares outstanding:
Basic	15,738	15,738
Diluted	15,757	15,771

See accompanying notes to condensed consolidated financial statements

MOSSIMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,821	$1,190
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	144	58
Inventory write-down	72	13
Deferred rent	6	—
Provision for bad debt	31	—
Deferred income taxes	1,132	828
Changes in:
Accounts receivable	(5,000)	(3,445)
Merchandise inventory	(107)	—
Prepaid expenses and other current assets	(145)	(320)
Other assets	18	204
Accounts payable	499	(314)
Accrued liabilities	3	(981)
Accrued commissions	656	(4,506)
Accrued bonuses	475	540
Net cash used in operating activities	(395)	(6,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	4,800	—
Payments for acquisition of property and equipment	(54)	(556)
Acquisition of Modern Amusement	—	(375)
Net cash provided by (used in) investing activities	4,746	(931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash – certificates of deposit	(2)	4,585
Net cash used in financing activities	(2)	4,585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,349	(3,079)
CASH AND CASH EQUIVALENTS, beginning of period	4,903	9,707
CASH AND CASH EQUIVALENTS, end of period	$9,252	$6,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for state income taxes	$26	$35

See accompanying notes to condensed consolidated financial statements

MOSSIMO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have not been audited by independent auditors, but include all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. The condensed consolidated balance sheet data presented herein for December 31, 2004 was derived from the Company’s audited financial statements for the year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement, Inc. (“Modern Amusement”). The accompanying consolidated financial statements as of and for the three months ended March 31, 2004 include the account balances and results of operations of Modern Amusement as of March 31, 2004 and for the period from January 16, 2004 to March 31, 2004, respectively. All inter-company accounts and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in annual financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the Regulations of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim condensed consolidated financial statements and notes thereto are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2004.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.  REVENUE RECOGNITION

Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products. During the periods presented herein, a substantial amount of the Company’s revenue from license royalties and design fees were generated under the Target Agreement under a rate of 1% to 4% that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company’s revenues from Target decreases as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company’s calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company’s calendar year due to the declining rates in the Target Agreement. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

Modern Amusement recognizes wholesale operations revenue from the sale of merchandise when products are shipped, FOB Modern Amusement’s distribution facilities, and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable.

3.  INVENTORY

We maintain inventories for the Modern Amusement segment of our business. Inventories are valued at the lower of cost (first-in, first-out) or market and are made up of finished goods. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ inventory.  Market value of non-current inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  Management makes reserves against such inventory as seen appropriate, which could reduce our gross margin, operating income and carrying value of inventories.

Our success is largely dependent upon our ability to anticipate the changing fashion trends of our customers and to respond to those changing trends in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent and extensive write-downs, which would adversely affect our operating results.

The Company has adopted SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  The adoption of SFAS No. 151 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

4.  BONUS PLANS

The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company’s overall performance, with the total amount of the bonuses not to exceed a percent (as defined) of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has expensed $619,000 and $607,000 under these agreements for the three month periods ended March 31, 2005 and 2004, respectively.

5.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred taxes result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes.

The Company recorded a provision for income taxes of $1.26 million in the first quarter of 2005 compared to a provision for income taxes of $847,000 in the first quarter of 2004. Both provisions approximate the Company’s combined effective rate for Federal and California state income taxes.

At March 31, 2005, the Company has recorded a total net deferred tax asset of $6.25 million, with $1.87 million classified as current in the accompanying condensed consolidated balance sheet, as a result of the extension of the Target Agreement through January 31, 2008. The Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability and has recorded a valuation allowance for its net deferred tax assets of $1.1 million.

The Company has approximately $16 million and $12 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

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

Over 50 percent of the value of the Company’s outstanding stock is owned by one stockholder, however it is presently anticipated that in 2005, no more than 60 percent of the Company’s income, as defined, would be derived from license royalties. Accordingly, at this time the Company is not anticipated to be classified as a personal holding company at the end of 2005 and the Company intends to continue to take appropriate measures to avoid being classified as a personal holding company at the end of 2005 and beyond. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company at the end of 2005 or in future years.

6.  EARNINGS PER SHARE AND STOCK OPTION PLANS

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. Stock options excluded from diluted weighted average shares outstanding for the three months ended March 31, 2005 and 2004 were 510,310 and 441,000, respectively, as they were antidilutive.

The reconciliation between earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

	For the Three Months March 31,
	2005	2004

Earnings as reported	$1,821	$1,190
Weighted average shares outstanding - Basic	15,738	15,738
Basic earnings per share	$0.12	$0.08

Add: Dilutive effect of stock options	19	33
Weighted average shares outstanding - Diluted	15,757	15,771
Diluted earnings per share	$0.12	$0.08

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

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company follows the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based

Compensation”, which requires presentation of the pro forma effect of the fair value based method on net earnings and net earnings per share in the financial statement footnotes.

If compensation expense was determined based on the fair value method, the Company’s net earnings and earnings per share would have resulted in the approximate pro forma amounts indicated below for the three month periods ended March 31, 2005, and 2004 (in thousands, except per share data):

	2005	2004

Actual net earnings	$1,821	$1,190
Less: Total Compensation as if the fair value method was used, net of tax effect	(16)	(74)
Pro forma net earnings	$1,805	$1,116

Earnings per share:
Basic - as reported	$0.12	$0.08
Basic - pro forma	$0.11	$0.07

Diluted - as reported	$0.12	$0.08
Diluted - pro forma	$0.11	$0.07

7.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 153 - In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005.  The Company does not expect the adoption of SFAS No. 153 to have any effect on our financial position, results of operations or cash flows.

SFAS No. 123R - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for the Company on January 1, 2006.  Accordingly, we will adopt SFAS No. 123R in our first quarter of 2006. See Note 1 “Earnings Per Share and Stock Option Plans,” for the pro forma effects of how SFAS No. 123R would have affected the results of earnings in the three months ended March 31, 2005 and 2004.  We are currently assessing the impact this prospective change in accounting will have but believe that it will not have a material impact on our reported financial position or results of operations.

8.  LITIGATION

On April 12, 2005, Mossimo Giannulli offered to acquire all of the outstanding publicly held common stock of the Company at a price of $4.00 per share. Since then, six purported class action lawsuits have been filed in the Court of Chancery of the State of Delaware.  Each of the complaints asserts that the Directors have breached their fiduciary duties to the Company’s shareholders, and seeks an injunction preventing the acquisition.  The Company anticipates that the actions will be consolidated under the first case to be filed, Kahn v. Mossimo, Inc., et al., Civil Action No. 1246-N.

The Company and its Board of Directors intend to vigorously defend the lawsuits.  On April 19, 2005, the Board of Directors appointed a Special Committee to consider and evaluate Mr. Giannulli’s proposal.

The Company is involved in certain other legal and administrative proceedings and threatened legal and administrative proceedings from time to time in the normal course of business. While the outcome of such proceedings and threatened proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters individually or in the aggregate is not expected to have a material adverse effect on the Company’s business as a whole.

9.  SEGMENT INFORMATION

The Company operates in two business segments: Mossimo and Modern Amusement (Modern).  The following tables summarize various financial amounts for each of our business segments (in thousands):

Quarter Ended March 31, 2005	Mossimo	Modern	Total
Revenues	$7,354	$1,310	$8,664
Gross Profit	—	272	272
Depreciation and Amortization	61	83	144
Selling, general and adminstravtive epsneses	3,617	958	4,575
Operating Income (loss)	3,737	(686)	3,051
Interest Income	30	—	30
Total Assets	23,222	3,159	26,381

Segment information for the three months ended March 31, 2004 is not presented as the operations of Modern Amusement were negligible.

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

•                  Gross profit is derived by reducing sales of the Modern segment of $1.31 million by $1.04 million of cost of sales to arrive at a gross profit of approximately $272,000.

•                  Operating expenses that have a direct correlation to each segment have been recorded in each respective segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company’s future operating results, the success and longevity of its licensing program with Target in the United States, Hudson’s Bay Company in Canada, and other licensees, and the Company’s success in executing its business plan for Modern Amusement. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. The words “anticipate”, “believe”, “may”, “estimate”, “plan”, “expect”, “future”, “intend”, “will”, “should”, “continue” and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. In particular, the forward looking statements in this Form 10-K include, among other things, statements regarding or expectations about our future revenues and earnings. Forward looking statements include known or unknown risks and uncertainties that may cause our results, performance and stock price to be materially different from the forward looking statements. Such statements are based on management’s current expectations and are subject to certain risks, uncertainties and assumptions, including those described in our Form 10-K for the year ended December 31, 2004 under “Business—Risk Factors”. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company’s future operations, financial performance, business and share price may be affected by a number of factors, including but not limited to the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines, within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Mossimo or Modern Amusement name as a result of fashion trends or otherwise, the ability and/or commitment of Target and our other licensees to manufacture and market Mossimo branded products, our dependence on Target for most of our revenue, our dependence on key management personnel and the other factors described in our Form 10-K for the year ended December 31, 2004 under “Business—Risk Factors.” Accordingly, undue reliance should not be placed on these forward-looking statements.

This discussion and analysis should be read in conjunction with the Company’s financial statements for the year ended December 31, 2004 in our annual report on Form 10-K.

Overview

Mossimo, Inc. presently operates as a designer and licensor of apparel and related products under the “Mossimo” brand and other brands it owns or may acquire. The Company licenses the Mossimo brand to third parties domestically and internationally.  Our primary domestic licensee is Target Corporation.  In addition to the Target Agreement, the Company also licenses its Mossimo trademarks and provides design services outside of the United States, and also licenses its Mossimo trademarks for use in collections of eyewear and women’s swimwear and body-wear sold in Target stores in the United States.

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

Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target’s net sales of Mossimo brand products that varies according to the volume of sales of merchandise. Target has agreed to pay minimum guaranteed fees of approximately $9.6 million annually. Target’s fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15% commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each.  In January 2005, Target exercised its second renewal options extending the Target Agreement through January 31, 2008.

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

In May 2002, the Company entered into an agreement with Hudson’s Bay Company. Under the agreement, the Company provides product design services, and has granted a license for the Mossimo trademark to Hudson’s Bay Company exclusively in Canada, in return for license royalties and design service fees. Hudson’s Bay Company collaborates on product design, and is responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement is three years beginning in May 2002, with a five-year extension at the option of Hudson’s Bay Company. Hudson’s Bay Company fully launched the Mossimo product in mid-March 2003 for distribution through its Zellers stores in Canada.  We are currently negotiating an extension of the contract.

The Company enters into other International licensing agreements of its Mossimo branded products for certain geographical territories when the Company believes such arrangements provide effective manufacturing, distribution and marketing of such products.  Historically, very little activity has occurred outside the United States.

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

Net sales for Modern Amusement for the quarter ended March 31, 2005 were $1.31 million with a gross profit margin of 21%.  SG&A expense for Modern Amusement for the quarter ended March 31, 2005 was $958,000.  For quarter ended March 31, 2005, Modern Amusement had an operating loss of $686,000.  Modern Amusement’s total assets as of March 31, 2005 were $3.16 million.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenues

Total revenue from license royalties and design service fees in the first quarter of 2005 were $7.4 million compared to $6.2 million in the first quarter of 2004.  For the three months ended March 31, 2005, 89% of the Company’s revenue from license royalties and design fees were generated under the Target Agreement, compared to 88% for the same period in 2004. The royalty rate under the Target Agreement declines, as the contract year progresses and Target achieves certain levels of retail sales, from 4% to 1%. The declining royalty rate is reset each contract year beginning on February 1. Accordingly, revenue recognized in the first and second quarters of the Company’s calendar year is significantly higher than in the third and fourth quarters due to the declining rates in the Target Agreement. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 3% of sales, as defined in the respective agreements.

Design service fees and royalties recognized under the Target Agreement were $6.6 million in the first quarter of 2005 compared to $5.5 million in the first quarter of 2004. The twenty percent increase reflects growth in sales of women’s apparel, accessories and shoes. Royalties and design service fees from customers other than Target increased to $755,000 in the first quarter of 2005 from $715,000 in the first quarter of 2004. The increase was due primarily to $60,000 in additional royalties received from Mexico.  The Company’s revenues generated under the Target Agreement are expected to increase modestly as Target adds new stores and the Company continues to maximize its opportunities with Target.

Modern Amusement achieved gross retail sales of $1.31 million in the first quarter of 2005 compared to $26,000 for the period of January 16, 2004 to March 31, 2004.  These sales generated a gross profit of approximately $272,000 for the first quarter of 2005 compared to $13,000 for the period January 16, 2004 to March 31, 2004.  We experienced a low profit margin due to off price sales.  We expect margins to improve as regular price sales become a larger percentage of total sales.

Cost of product sales

Cost of sales in the first quarter of 2005 resulted entirely from Modern Amusement product sales.  Cost of sales approximated 79% of sales.  Cost of sales includes all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.

Selling, general and administrative expenses (S, G & A)

Selling, general and administrative expenses increased to $4.58 million for the three months ended March 31, 2005 from $4.2 million for the 2004 period.  This increase was primarily due to $480,000 increase in selling, general and administrative expenses incurred in the first quarter of 2005 by the operations of Modern Amusement, offset by some operational improvements in the Mossimo segment.  Operating expenses for the Mossimo segment, as a percent of revenues from royalties and design service fees, decreased to 49% in the first quarter of 2005 compared to 60% for the first quarter of 2004.  The decrease was primarily due to the increase of revenues while S, G & A expenses remained constant.

Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, decreased slightly to $987,000 in the first quarter of 2005 compared to $1 million in the first quarter of 2004.  Even though revenues from Target increased from the first quarter of 2004 to 2005, the first quarter of 2004 included an accrual up of interest expense owing on the unpaid commissions to the third party.

General and administrative expenses include payroll for the Company’s officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Salaries and related costs for the Mossimo segment remained relatively consistent at $952,000 for the first quarter 2005, compared to $969,000 for the first quarter 2004. Also included in general and administrative expenses are accruals for bonuses of $619,000 in the first quarter of 2005, compared to $607,000 in the first quarter of 2004, which are due under bonus plans covering two executive officers of the Company. Design, artwork and sample costs decreased to $125,000 in the first quarter of 2005 from $150,000 in the first quarter of 2004.

Operating expenses in the first quarter of 2004 also include $110,000 of costs in connection with a legal dispute with the third party who assisted the Company in connection with entering into the initial agreement with Target.  This litigation was completed in the first quarter of 2004.

Selling, general and administrative expenses incurred by Modern Amusement were $958,000 in the first quarter of 2005 compared to $478,000 in the period from its acquisition to March 31, 2004.  These costs consisted primarily of salary and related costs of $316,000 compared to $190,000 in period from its acquisition to March 31, 2004, consulting fees of $75,000 compared to $83,000 in period from its acquisition to March 31, 2004, and tradeshow and samples costs of $189,000 compared to $146,000 in period from its acquisition to March 31, 2004.  The increase in each of the above mentioned expenses is associated with the anticipated growth of the Modern Amusement brand.

Interest income

The Company earned $30,000 in interest income in the first quarter of 2005, compared to $27,000 in the first quarter of 2004. No interest expense was incurred in the first quarter of 2005.

Income taxes

The Company recorded a provision for income taxes of $1.26 million in the first quarter of 2005 compared to a provision for income taxes of $847,000 in the first quarter of 2004. Both provisions approximate the Company’s effective tax rate for Federal and California state income taxes.

The Company has approximately $16 million and $12 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

Net earnings

The Company’s net earnings for the first quarter of 2005 were $1.8 million, or $0.12 per diluted share, compared to net earnings of $1.2 million, or $0.08 per diluted share for the first quarter of 2004 due to the factors discussed above.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of March 31, 2005 consisted of $9.3 million of cash and cash equivalents, and $0.4 million of short-term restricted cash, as well as potential future cash flows from operations primarily resulting from the Target agreement.  As of March 31, 2005 we had working capital of approximately $17.9 million.  The increase in working capital is due to the increase of accrued revenue from Target in the first quarter of 2005 compared to the fourth quarter of 2004.

The Company established a revolving line of credit with a bank in the amount of $300,000 in February 2004.  The line of credit was established to open letters of credit with foreign suppliers for finished goods.  The line of credit was increased to $400,000 in June of 2004, and subsequently increased to $500,000 in January of 2005.  The line of credit is secured by two certificates of deposit totaling approximately $415,000.  There is no expiration date for this line, and there are no covenants.  There is a fee charged per letter of credit opened and closed.  Open letters of credit at March 31, 2005 were approximately $444,000.

We believe that the Company’s sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for the next 12 months and likely will be sufficient to meet our operating needs for the foreseeable future and at least through January 2008, which is the most recently extended contract term with Target.

As of March 31, 2005 cash and cash equivalents were $9.3.  During the first quarter of 2005, net cash used by operating activities were $395,000.  Cash used in operating activities includes primarily $1.8 million of net earnings and the changes in deferred income taxes of $1.1 million, accounts payable of $499,000, accrued commissions of $656,000, and accrued bonuses of $475,000, primarily offset by a change in accounts receivable of $5.0 million.  The change was due to the increase in accrued revenue from Target, which increases accrued commissions payable to a third party and accrued bonuses.

Net cash provided by investing activities was generated from the sale of securities of $4.8 million, classified as available-for-sale.  Capital expenditures for the 2005 quarter were $53,000 and are not expected to material for the balance of the 2005 year.

We have a commission obligation under an agreement with a third party for 15% of fees received from Target for the duration of the Target agreement through January 2008, and for subsequent extensions if they are exercised by Target.  Fees incurred under this obligation were $987,000 in the first quarter of 2005, compared to $1.0 million in the first quarter of 2004.

In January 2004 we completed the acquisition of the Modern Amusement and we amended our facility lease increasing our space from approximately 6,000 square feet to approximately 9,000 square feet, and extending the lease term thru July 2009. The expanded facility is intended to also accommodate Modern Amusement. The future annual obligation under the amended lease varies each year, starts at approximately $290,000 in 2004, increasing to $334,000 in 2008. The purchase price of the Modern Amusement assets of $375,000 was funded with existing cash.  The expected cash requirements in 2005 for Modern Amusement are approximately $1.4 million, and is comprised primarily of selling, general, and administrative expenses.  Most of this working capital will be satisfied through operating cash flows, and we do not expect to incur any significant capital expenditures.

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

Critical Accounting Policies

REVENUE RECOGNITION

Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products.  Revenue from license royalties and design service fees are generally collected on a quarterly basis, and they range from one percent to six percent of sales as defined in the respective agreements.  During the periods presented herein, a substantial amount of the Company’s revenue from license royalties and design fees were generated under the Target Agreement under a declining rate as the year progresses and Target achieves certain levels of retail sales. Accordingly, the Company’s revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company’s calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company’s calendar year due to the declining rates in the Target Agreement.  If Target sales of Mossimo branded products increase in the future, as a result of opening new stores or otherwise, the minimum rate of fees may apply earlier in the Company’s future calendar years, shifting additional revenue recognition to the first half of the year, and potentially reducing the revenue recognition in the second half of the year.

Modern Amusement extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the consolidated balance sheets, consists of amounts due from customers net of allowance for doubtful accounts. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions.   The write-off for bad debt for the current quarter was approximately $31,000

Modern Amusement recognizes wholesale operations revenue from the sale of merchandise when products are shipped, FOB Modern Amusement’s distribution facilities, and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable.

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

To the extent that management’s estimates of price reductions necessary to rapidly sell inventory differ from actual results, additional price reductions may be required that could reduce our gross margin, operating income and the carrying value of inventories. Our success is largely dependent upon our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excess inventories and more frequent and extensive markdowns, which would adversely affect our operating results.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which is an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of goodwill based upon an estimation of the fair value of the reporting unit.  As of March 31, 2005, recognized goodwill is allocated to the Modern Amusement segment. Acquired intangible assets with finite lives are amortized over their estimated useful life.  An impairment is indicated if the undiscounted future cash flows attributable to the finite lived intangible asset is less than its carrying value.

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

DEFERRED TAX ASSET VALUATION

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred taxes result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes.  As of March 31, 2005 the Company has approximately $16 million and $12 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022.  In accordance with the provisions of SFAS No. 109 the Company records a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns.  The Company monitors its profitability and considers the credit and collections risk of future fees under its agreements, particularly in connection with the Target Agreement.  Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

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

Over 50 percent of the value of the Company’s outstanding stock is owned by one stockholder, however it is presently anticipated that in 2005, no more than 60 percent of the Company’s income, as defined, would be derived from license royalties. Accordingly, at this time the Company is not anticipated to be classified as a personal holding company at the end of 2005 and the Company intends to continue to take appropriate measures to avoid being classified as a personal holding company at the end of 2005 and beyond. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company at the end of 2005 or in future years.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 153 - In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 153 to have any effect on our financial position, results of operations or cash flows.

SFAS No. 123R - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for interim or annual periods beginning after December 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our first quarter of 2006. See Note 1 Summary of Business Description and Significant Accounting Policies – Stock-Based Compensation for the pro forma effects of how SFAS No. 123R would have affected results of operations for the first quarter ended March 31, 2005 and 2004.  We are currently assessing the impact this prospective change in accounting will have but believe it will not have a material impact on our reported results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2005, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

There are no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 12, 2005, Mossimo Giannulli offered to acquire all of the outstanding publicly held common stock of the Company at a price of $4.00 per share. Since then, six purported class action lawsuits have been filed in the Court of Chancery of the State of Delaware.  Each of the complaints asserts that the Directors have breached their fiduciary duties to the Company’s shareholders, and seeks an injunction preventing the acquisition.  The Company anticipates that the actions will be consolidated under the first case to be filed, Kahn v. Mossimo, Inc., et al., Civil Action No. 1246-N.

The Company and its Board of Directors intend to vigorously defend the lawsuits.  On April 19, 2005, the Board of Directors appointed a Special Committee to consider and evaluate Mr. Giannulli’s proposal.

The Company is involved in certain other legal and administrative proceedings and threatened legal and administrative proceedings from time to time in the normal course of business. While the outcome of such proceedings and threatened proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters individually or in the aggregate is not expected to have a material adverse effect on the Company’s business as a whole.

ITEM 6. EXHIBITS

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the thirteenth day of May 2005.

MOSSIMO, INC.

/s/ MOSSIMO GIANNULLI
Mossimo Giannulli
Chairman and Co-Chief Executive Officer
May 13, 2005

/s/ EDWIN LEWIS
Edwin Lewis
Vice-Chairman and Co-Chief Executive Officer
May 13, 2005

/s/ VICKEN FESTEKJIAN
Vicken Festekjian
Chief Financial Officer
May 13, 2005