Form 10-Q
period 2005-06-30
MOSSIMO INC
filed 2005-08-11
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of June 30, 2005, the Registrant had 15,738,442 shares of Common Stock, $0.001 par value, outstanding.

MOSSIMO, INC.

FORM 10-Q

For the Six Months Ended June 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1—Financial Statements (Unaudited):
Condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004
Condensed consolidated statements of earnings for the three and six months ended June 30, 2005 and 2004
Condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004
Notes to condensed consolidated financial statements

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3—Quantitative and Qualitative Disclosure about Market Risk

ITEM 4—Controls and Procedures

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

ITEM 6—Exhibits

SIGNATURES

CERTIFICATIONS

MOSSIMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,688	$4,903
Restricted cash	717	413
Investments	—	4,800
Accounts receivable	6,448	2,908
Merchandise inventory	785	539
Deferred income taxes	2,376	1,739
Prepaid expenses and other current assets	375	436
Total current assets	25,389	15,738

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	985	1,117

DEFERRED INCOME TAXES	3,144	5,646

GOODWILL	212	212

TRADENAME, net	95	112

OTHER ASSETS	52	96
	$29,877	$22,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,113	$352
Accrued liabilities	307	257
Accrued commissions	778	258
Accrued bonuses	1,780	206
Total current liabilities	3,978	1,073

DEFERRED RENT	137	135
Total liabilites	4,115	1,208

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001; authorized shares 3,000,000; no shares issued or outstanding	—	—
Common stock, par value $.001; authorized shares 30,000,000; issued and outstanding 15,738,442 at June 30, 2005 and December 31, 2004	15	15
Additional paid-in capital	39,763	39,763
Accumulated deficit	(14,016)	(18,065)
Net stockholders’ equity	25,762	21,713
	$29,877	$22,921

See accompanying notes to condensed consolidated financial statements

MOSSIMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	For the Three Months June 30,		For the Six Months June 30,
	2005	2004	2005	2004

Revenue from license royalties and design service fees	$8,113	$5,784	$15,467	$11,994

Product sales	932	424	2,242	450

Total revenues	9,045	6,208	17,709	12,444

Operating expenses:
Cost of product sales	695	211	1,734	224
Selling, general and administrative	5,353	4,330	9,928	8,543
Total operating expenses	6,048	4,541	11,662	8,767

Earnings from operations	2,997	1,667	6,047	3,677

Other income—Interest income	79	20	110	47
Earnings before income taxes	3,076	1,687	6,157	3,724

Income taxes	848	680	2,108	1,527

Net earnings	$2,228	$1,007	$4,049	$2,197

Earnings per common share:
Basic	$0.14	$0.06	$0.26	$0.14
Diluted	$0.14	$0.06	$0.26	$0.14
Weighted average common shares outstanding:
Basic	15,738	15,738	15,738	15,738
Diluted	15,768	15,768	15,762	15,770

See accompanying notes to condensed consolidated financial statements

MOSSIMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,049	$2,197
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	252	141
Inventory write-down	189	—
Deferred rent	2	—
Provision for bad debt	48	22
Deferred income taxes	1,865	1,451
Changes in:
Restricted Cash	—	4,585
Accounts receivable	(3,588)	(2,470)
Merchandise inventory	(435)	(394)
Prepaid expenses and other current assets	61	(279)
Other assets	44	188
Accounts payable	761	(407)
Accrued liabilities	50	(802)
Accrued commissions	520	(4,725)
Accrued bonuses	1,574	555
Net cash provided by operating activities	5,392	62

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	4,800	—
Payments for acquisition of property and equipment	(103)	(697)
Acquisition of Modern Amusement	—	(375)
Net cash provided by (used in) investing activities	4,697	(1,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash—certificates of deposit	(304)	—
Net cash (used in) financing activities	(304)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,785	(1,010)
CASH AND CASH EQUIVALENTS, beginning of period	4,903	9,707
CASH AND CASH EQUIVALENTS, end of period	$14,688	$8,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for state income taxes	$25	$58

See accompanying notes to condensed consolidated financial statements

MOSSIMO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have not been audited, but include all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. The condensed consolidated balance sheet data presented herein for December 31, 2004 was derived from the Company’s audited consolidated financial statements for the year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement, Inc. (“Modern Amusement”). The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2004 include the account balances and results of operations of Modern Amusement as of June 30, 2004 and for the period from January 16, 2004 to June 30, 2004, respectively. All inter-company accounts and transactions have been eliminated in consolidation.

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

2.  REVENUE RECOGNITION

Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products. During the periods presented herein, a substantial amount of the Company’s revenue from license royalties and design fees were generated under the Target Agreement under a rate of 1% to 4% that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company’s revenues from Target decreases as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company’s calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company’s calendar year due to the declining rates in the Target Agreement. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 5% of sales, as defined in the respective agreements.

Modern Amusement recognizes wholesale operations revenue from the sale of merchandise when products are shipped, FOB Modern Amusement’s distribution facilities, and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable.

3.  INVENTORY

We maintain inventories for the Modern Amusement segment of our business.   Inventories are valued at the lower of cost (first-in, first-out) or market and are made up of finished goods.  The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ inventory.  Market value of non-current inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  Management makes reserves against such inventory as seen appropriate, which reduces our gross margin, operating income and carrying value of inventories.

The Company has adopted SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  The adoption of SFAS No. 151 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

4.  EXECUTIVE BONUS PLANS

The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company’s overall performance, with the total amount of the bonuses not to exceed a percent (as defined) of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has accrued approximately $1,037,000 and $667,000 under these agreements for the three month periods ended June 30, 2005 and 2004, respectively; and $1,656,000 and $1,274,000 for the six month periods ended June 30, 2005 and 2004, respectively.

5.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred taxes result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes.

The Company recorded a provision for income taxes of $848,000 and $2,108,000 for the three and six months ended June 30, 2005, respectively, compared to a provision for income taxes of $680,000  and $1,527,000 for the three and six months ended June 30, 2004, respectively. Both provisions approximate the Company’s combined effective rate as estimated for the entire fiscal year, for Federal and California state income taxes.  The income tax rate for the six months ended June 30, 2005 is 34% compared to 41% for the comparable period of the prior year.  The decrease is due to a reduction in the valuation allowance as described below.

At June 30, 2005, the Company has recorded a total net deferred tax asset of $5.52 million, with $2.38 million classified as current in the accompanying condensed consolidated balance sheet, primarily reflecting the extension of the Target Agreement through January 31, 2008. The Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability and has recorded a valuation allowance for its net deferred tax assets of $710,000 as of June 30, 2005 compared to $1.1 million as of December 31, 2004.  The reduction is primarily due to the change of anticipated use of federal and state alternative minimum tax credits.

The Company has approximately $11.6 million and $7.2 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

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

Over 50 percent of the value of the Company’s outstanding stock is owned by one stockholder, however it is presently anticipated that in 2005, no more than 60 percent of the Company’s income, as defined, would be derived from license royalties. Accordingly, at this time the Company is not anticipating being classified as a personal holding company at the end of 2005 and the Company intends to continue to take appropriate measures to avoid being classified as a personal holding company at the end of 2005 and beyond. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company at the end of 2005 or in future years.

6.  EARNINGS PER SHARE AND STOCK OPTION PLANS

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of potential shares outstanding, including dilutive stock options, using the treasury stock method. Securities excluded from diluted weighted average shares outstanding are comprised of stock options.

The reconciliation between earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net earnings	$2,228	$1,007	$4,049	$2,197
Weighted average number of common shares:
Basic	15,738	15,738	15,738	15,738
Effect of dilutive securities-stock options	30	30	24	32

Diluted	15,768	15,768	15,762	15,770

Earnings per share:
Basic	$0.14	$0.06	$0.26	$0.14
Effect of dilutive securities—stock options	—	—	—	—

Diluted	$0.14	$0.06	$0.26	$0.14

Excluded securities—antidilutive	394	441	394	441

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

If compensation expense was determined based on the fair value method, the Company’s net earnings and earnings per share would have resulted in the approximate pro forma amounts indicated below for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net earnings as reported	$2,228	$1,007	$4,049	$2,197

Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(16)	(73)	(32)	(147)
Pro forma net earnings	$2,212	$934	$4,017	$2,050

Earnings per share—basic and diluted
As reported—basic	$0.14	$0.06	$0.26	$0.14
As reported—diluted	$0.14	$0.06	$0.26	$0.14

Pro forma—basic	$0.14	$0.06	$0.26	$0.13
Pro forma—diluted	$0.14	$0.06	$0.26	$0.13

7.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for the Company on January 1, 2006.  Accordingly, the Company will adopt SFAS No. 123R in our first quarter of 2006. See Note 1 “Earnings Per Share and Stock Option Plans,” for the pro forma effects of how SFAS No. 123R would have affected the results of earnings in the six month period ended June 30, 2005 and 2004.  We are currently assessing the impact this prospective change in accounting will have but believe that it will not have a material impact on our reported financial position or results of operations.

8.  LITIGATION

On April 12, 2005, Mossimo Giannulli offered to acquire all of the outstanding publicly held common stock of the Company at a price of $4.00 per share.  Since then, six purported class action lawsuits have been filed in the Court of Chancery of the State of Delaware. Each of the complaints asserts that the Directors have breached their fiduciary duties to the Company’s shareholders, and seeks an injunction preventing the acquisition.  On May 27, 2005, the above referenced cases were consolidated under the following caption: In re Mossimo, Inc. Shareholder Litigation, Consolidated Civil Action No.1246-N.

The Company and its Board of Directors intend to vigorously defend the lawsuits. On April 19, 2005, the Board of Directors appointed a Special Committee to consider and evaluate Mr. Giannulli’s proposal.  The Special Committee retained Houlihan Lokey and Gibson Dunn & Crutcher to serve as the Committee’s independent financial advisor and legal counsel, respectively, with respect to the Committee’s evaluation of Mr. Giannulli’s proposal.  The Committee is currently in the process of reviewing the terms of Mr. Giannulli’s proposal as well as any indications of interest expressed by other third-parties.

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

9.  SEGMENT INFORMATION

The Company operates in two business segments: Mossimo (design and licensing services) and Modern Amusement (Modern) (wholesale).  The following tables summarize various financial amounts for each of our business segments (in thousands):

Three months ended June 30, 2005	Mossimo	Modern	Total
Revenues	$8,113	$932	$9,045
Gross Profit	—	237	237
Depreciation and Amortization	59	50	109
Selling, general and administrative expenses	4,419	934	5,353
Operating Income (loss)	3,694	(697)	2,997
Interest Income	79	—	79
Total Assets	26,979	2,898	29,877
Capital Expenditures	21	29	50

Three months ended June 30, 2004	Mossimo	Modern	Total
Revenues	$5,784	$424	$6,208
Gross Profit	—	213	213
Depreciation and Amortization	56	28	84
Selling, general and administrative expenses	3,741	589	4,330
Operating Income (loss)	2,043	(376)	1,667
Interest Income	20	—	20
Total Assets	21,422	1,810	23,232
Capital Expenditures	—	216	216

Six months ended June 30, 2005	Mossimo	Modern	Total
Revenues	$15,467	$2,242	$17,709
Gross Profit	—	508	508
Depreciation and Amortization	120	132	252
Selling, general and administrative expenses	8,036	1,892	9,928
Operating Income (loss)	7,430	(1,383)	6,047
Interest Income	110	—	110
Total Assets	26,979	2,898	29,877
Capital Expenditures	28	75	103

Six months ended June 30, 2004	Mossimo	Modern	Total
Revenues	$11,994	$450	$12,444
Gross Profit	—	226	226
Depreciation and Amortization	110	31	141
Selling, general and administrative expenses	7,476	1,067	8,543
Operating Income (loss)	4,518	(841)	3,677
Interest Income	47	—	47
Total Assets	21,422	1,810	23,232
Capital Expenditures	49	648	697

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

•                  Gross profit is derived by reducing sales of the Modern segment of $2.24 million by $1.73 million of cost of sales for the six months ended June 30, 2005 to arrive at a gross profit of approximately $508,000.  For the three months ended June 30, 2005 sales of the Modern segment were $932,000 reduced by cost of sales of $695,000 to arrive at a gross profit of approximately $237,000.

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

The Company has licensed the exclusive right to manufacture and distribute eyewear bearing its Mossimo trademarks through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores pursuant to a license agreement with the Marcolin Group. This agreement ended on December 31, 2004 and we currently not generating revenue in this area. The Company in the process of negotiating a new agreement.

The Company has licensed the exclusive right to manufacture and distribute women’s swimwear and bodywear bearing its Mossimo trademarks through Target stores in the United States pursuant to a license agreement with The Lunada Bay Corporation. This agreement extends through September 30, 2006, and is renewable annually.

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

Net sales for Modern Amusement for the quarter ended June 30, 2005 were $932,000 with a gross profit margin of 25%.  Selling, general and administrative expense for Modern Amusement for the quarter ended June 30, 2005 was $934,000.  For quarter ended June 30, 2005, Modern Amusement had an operating loss of $697,000.  Modern Amusement’s total assets as of June 30, 2005 were $2.9 million.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenues

Total revenue from license royalties and design service fees in the second quarter of 2005 were $8.1 million compared to $5.8 million in the second quarter of 2004.  For the second quarter of 2005, 92% of the Company’s revenue from license royalties and design fees were generated under the Target Agreement, compared to 89% for the same period in 2004. The royalty rate under the Target Agreement declines, as the contract year progresses and Target achieves certain levels of retail sales, from 4% to 1%. The declining royalty rate is reset each contract year beginning on February 1. Accordingly, revenue recognized in the first and second quarters of the Company’s calendar year is significantly higher than in the third and fourth quarters due to the declining rates in the Target Agreement.  In 2005, the 1% rate was reached in June compared to August in 2004.  Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 5% of sales, as defined in the respective agreements.

Design service fees and royalties recognized under the Target Agreement were $7.4 million in the second quarter of 2005 compared to $5.1 million in the second quarter of 2004. The 45% increase reflects growth in sales of women’s apparel, accessories and shoes. Royalties and design service fees from customers other than Target remained constant at $669,000 in the second quarter of 2005 and $664,000 in the second quarter of 2004.  The Company’s revenues generated under the Target Agreement are expected to increase modestly as Target adds new stores and the Company continues to maximize its opportunities with Target.

Modern Amusement achieved gross retail sales of $932,000 in the second quarter of 2005 compared to $424,000 for the second quarter of 2004.  These sales generated a gross profit of approximately $237,000 for the second quarter of 2005 compared to $213,000 for the second quarter of 2004.  We experienced a low profit margin due to off price sales and write down of old and slow moving inventory.  We expect margins to improve as regular price sales become a larger percentage of total sales.

Cost of product sales

Cost of sales in the second quarter of 2005 resulted entirely from Modern Amusement product sales.  Cost of sales approximated 75% of sales.  Cost of sales includes all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.

Selling, general and administrative expenses (S, G & A)

Selling, general and administrative expenses increased to $5.35 million for the second quarter of 2005 from $4.33 million for the second quarter of 2004.  This increase was primarily due to (i) $345,000 increase in selling, general and administrative expenses incurred by the operations of Modern Amusement, (ii) increases in executive officer bonuses of $370,000, (iii) commissions of $349,000 and (iv) $350,000 in costs incurred for legal and financial advisor expenses for the Company and its special committee associated with the review and consideration of the transaction proposed by Mossimo Giannulli for the acquisition of all of the companies remaining outstanding shares and pending litigation relating to the proposal.  The increase was offset by operational improvements in the Mossimo segment.  Operating expenses for the Mossimo segment, as a percent of revenues from royalties and design service fees, decreased to 55% in the second quarter of 2005 compared to 65% for the second quarter of 2004.  The decrease was primarily due to proportionately larger increase in revenues.

Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, increased to $1.1 million in the second quarter of 2005 compared to $765,000 in the second quarter of 2004.  The increase was due to the increased revenue generated from Target for the second quarter of 2005.

General and administrative expenses include payroll for the Company’s officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Salaries and related costs for the Mossimo segment decreased to $900,000 for the second quarter of 2005, compared to $1.28 million for the second quarter of 2004 due to additional salary and bonus accruals in the second quarter of 2004. Also included in general and administrative expenses are accruals for bonuses of $1.04 million for the second quarter of 2005, compared to $667,000 for the second quarter of 2004, which are due under bonus plans covering the Company’s co-chief executive officers.

Selling, general and administrative expenses incurred by Modern Amusement were $934,000 in the second quarter of 2005 compared to $589,000 in the second quarter of 2004.  These increases resulted from salary and related costs of $335,000 compared to $235,000 in the second quarter of 2004, consulting fees of $75,000 compared to $70,000 in the second quarter of 2004, advertising cost of $86,000 compared to $400 in the second quarter of 2004, outsourcing costs of $47,000 compared to $0 for the second quarter of 2004, and tradeshow and samples costs of $102,000 compared to $63,000 in the second quarter of 2004.  These increases are associated with the anticipated growth of the Modern Amusement brand.

Interest income

The Company earned $79,000 in interest income the second quarter of 2005, compared to $20,000 in the second quarter of 2004. No interest expense was incurred in the three month period ended June 30, 2005.

Income taxes

The Company recorded a provision for income taxes of $848,000 in the second quarter of 2005 compared to a provision for income taxes of $680,000 in the second quarter of 2004. Both provisions approximate the Company’s effective tax rate for Federal and California state income taxes.

The Company has approximately $11.6 million and $7.2 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

Net earnings

The Company’s net earnings for the second quarter of 2005 were $2.2 million, or $0.14 per diluted share, compared to net earnings of $1.0 million, or $0.06 per diluted share for the second quarter of 2004 due to the factors discussed above.

Six Months Ended June 30, 2005 and 2004

Revenues

Total revenue from license royalties and design service fees for the six months ended June 30, 2005 were $15.5 million compared to $12.0 million the six months ended June 30, 2004.  For the six months ended June 30, 2005, 91% of the Company’s revenue from license royalties and design fees were generated under the Target Agreement, compared to 89% for the same period in 2004.

Design service fees and royalties recognized under the Target Agreement were $14.0 million for the six months ended June 30, 2005 compared to $10.6 million in the second quarter of 2004. The 32% increase reflects growth in sales of women’s apparel, accessories and shoes. Royalties and design service fees from customers other than Target remained constant at $1.4 million for the six months ended June 30, 2005 and 2004.

Modern Amusement achieved gross retail sales of $2.2 million for the six months ended June 30, 2005 compared to $450,000 for the period of January 16, 2004 to June 30, 2004.  These sales generated a gross profit of approximately $508,000 for the six months ended June 30, 2005 compared to $226,000 for the period from January 16, 2004 to June 30, 2004.

Cost of product sales

Cost of sales for the six months ended June 30, 2005 resulted entirely from Modern Amusement product sales.  Cost of sales approximated 77% of sales.  Cost of sales includes all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.

Selling, general and administrative expenses (S, G & A)

Selling, general and administrative expenses increased to $9.93 million for the six months ended June 30, 2005 from $8.54 million for the 2004 period.  This increase was primarily due to: (i) $632,000 increase in selling, general and administrative expenses incurred by the operations of Modern Amusement, (ii) increases in executive officer bonuses of $382,000, (iii) commissions of $314,000 and (iv) $350,000 in costs incurred for legal and financial advisor expenses for the Company and its special committee associated with the review and consideration of the transaction proposed by Mossimo Giannulli for the acquisition of all of the Company’s remaining outstanding shares and pending litigation related to the proposal.  The increase was offset by operational improvements in the Mossimo segment.  Operating expenses for the Mossimo segment, as a percent of revenues from royalties and design service fees, decreased to 52% for the six months ended June 30, 2005 compared to 65% for the six months ended June 30, 2004.  The decrease was primarily due to a disproportionate increase of revenues.

Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, increased to $2.1 million for the six months ended June 30, 2005 compared to $1.8 million for the six months ended June 30, 2004.  The increase was due to the increased revenue generated from Target for the six months ended June 30, 2005.

General and administrative expenses include payroll for the Company’s officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Salaries and related costs for the Mossimo segment decreased to $1.64 million for the six months ended June 30, 2005, compared to $1.90 million for the six months ended June 30, 2004 due to additional salary and bonus accruals for the six months ended June 30, 2004.  Also included in general and administrative expenses are accruals for bonuses of $1.66 million for the six months ended June 30, 2005, compared to $1.27 million for the six months ended June 30, 2004, which are due under bonus plans covering the Company’s co-chief executive officers.

Operating expenses for the period ended June 30, 2005 includes $110,000 of costs in connection with a legal dispute with the third party who assisted the Company in connection with entering into the initial agreement with Target.  This litigation was completed in the first quarter of 2004.

Selling, general and administrative expenses incurred by Modern Amusement were $1.89 million for the six months ended June 30, 2005 compared to $1.07 million for the period of January 16, 2004 to June 30, 2004.  These increases resulted from salary and related costs of $535,000 compared to $380,000 for the six months ended June 30, 2005 and for the period of January 16, 2004 to June 30, 2004, respectively, and tradeshow and samples costs of $262,000 compared to $208,000 for the period of January 16, 2004 to June 30, 2004.  These increases were associated with the anticipated growth of the Modern Amusement brand.

Interest income

The Company earned $110,000 in interest income for the six months ended June 30, 2005, compared to $47,000 for the six months ended June 30, 2004. No interest expense was incurred in the six month period ended June 30, 2005.

Income taxes

The Company recorded a provision for income taxes of $2.1 million for the six months ended June 30, 2005 compared to a provision for income taxes of $1.5 million for the six months ended June 30, 2004.

Both provisions approximate the Company’s effective tax rate for Federal and California state income taxes.

The Company has approximately $11.6 million and $7.2 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

Net earnings

The Company’s net earnings for the six months ended June 30, 2005 were $4.0 million, or $0.26 per diluted share, compared to net earnings of $2.2 million, or $0.14 per diluted for the six months ended June 30, 2004  due to the factors discussed above.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of June 30, 2005 consisted of $14.7 million of cash and cash equivalents, and $0.7 million of short-term restricted cash, as well as potential future cash flows from operations primarily resulting from the Target agreement.  As of June 30, 2005 we had working capital of approximately $21.4 million.  The increase in working capital is due to increased earnings and associated collections of accrued revenues from Target in six months ended June 30, 2005, which has higher royalty rates then the period prior to December 31, 2004.

The Company established a revolving line of credit with a bank in the amount of $300,000 in February 2004.  The line of credit was established to open letters of credit with foreign suppliers for finished goods for Modern Amusement.  The line of credit was increased to $400,000 in June of 2004, and subsequently increased to $500,000 in January of 2005 and increased again to $900,000 in May of 2005 .  The line of credit is secured by three certificates of deposit totaling approximately $717,000.  There is no expiration date for this line, and there are no covenants.  There is a fee charged per letter of credit opened and closed.  Open letters of credit at June 30, 2005 were approximately $865,000.

We believe that the Company’s sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for the next 12 months and likely will be sufficient to meet our operating needs for the foreseeable future and at least through January 2008, which is the most recently extended contract term with Target.

As of June 30, 2005, cash and cash equivalents were $14.7 million.  During the six months ended June 30, 2005, net cash provided by operating activities were $5.4 million.  Cash provided in operating activities includes primarily $4.0 million of net earnings and the increases in deferred income taxes of $1.9 million, accounts payable of $761,000, accrued commissions of  $520,000, and accrued bonuses of $1.6 million, primarily offset by a change in accounts receivable of $3.5 million.  The change was primarily due to the increase in accrued revenue from Target, which increased accrued commissions payable to a third party and accrued bonuses.

Net cash provided by investing activities was generated from the sale of securities of $4.8 million, classified as available-for-sale.  Capital expenditures for the 2005 quarter were $103,000 and are not expected to be material for the balance of the 2005 year.

We have a commission obligation under an agreement with a third party for 15% of fees received from Target for the duration of the Target agreement through January 2008, and for subsequent extensions if they are exercised by Target.  Fees incurred under this obligation were $1.1 million in the second quarter of 2005, compared to $765,000 in the second quarter of 2004 and $2.1 million for the six months ended June 30, 2005 compared to $1.8 million for the six months ended June 30, 2004.

In January 2004 we completed the acquisition of the Modern Amusement and we amended our facility lease increasing our space from approximately 6,000 square feet to approximately 9,000 square feet, and extending the lease term thru July 2009. The expanded facility is intended to also accommodate Modern Amusement. The future annual obligation under the amended lease varies each year, initially at approximately $290,000 in 2004, increasing to $334,000 in 2008. The purchase price of the Modern Amusement assets of $375,000 was funded with existing cash.  The expected cash requirements in 2005 for Modern Amusement are approximately $1.9 million, and is comprised primarily of selling, general, and administrative expenses.  Most of this working capital will be satisfied through operating cash flows, and we do not expect to incur any significant capital expenditures.

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

Modern Amusement extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the consolidated balance sheets, consists of amounts due from customers net of allowance for doubtful accounts. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions.   The write-off for bad debt for the current quarter was approximately $16,000, and $47,000 for the six months ended June 30, 2005.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which is an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of goodwill based upon an estimation of the fair value of the reporting unit.  As of June 30, 2005, recognized goodwill is allocated to the Modern Amusement segment. Acquired intangible assets with finite lives are amortized over their estimated useful life.  An impairment is indicated if the undiscounted future cash flows attributable to the finite lived intangible asset is less than its carrying value.

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

DEFERRED TAX ASSET VALUATION

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred taxes result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes.  As of June 30, 2005 the Company has approximately $11.6 million and $7.2 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022.  In accordance with the provisions of SFAS No. 109 the Company records a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns.  The Company monitors its profitability and considers the credit and collections risk of future fees under its agreements, particularly in connection with the Target Agreement.  Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for the Company on January 1, 2006.  Accordingly, we will adopt SFAS No. 123R in our first quarter of 2006. See Note 1 “Earnings Per Share and Stock Option Plans,” for the pro forma effects of how SFAS No. 123R would have affected the results of earnings in the six month period ended June 30, 2005 and 2004.  We are currently assessing the impact this prospective change in accounting will have but believe that it will not have a material impact on our reported financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2005, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

There are no changes in our internal controls over financial reporting during the six months ended June 30, 2005  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 12, 2005, Mossimo Giannulli offered to acquire all of the outstanding publicly held common stock of the Company at a price of $4.00 per share.  Since then, six purported class action lawsuits have been filed in the Court of Chancery of the State of Delaware. Each of the complaints asserts that the Directors have breached their fiduciary duties to the Company’s shareholders, and seeks an injunction preventing the acquisition.  On May 27, 2005, the above referenced cases were consolidated under the following caption: In re Mossimo, Inc. Shareholder Litigation, Consolidated Civil Action No.1246-N.

The Company and its Board of Directors intend to vigorously defend the lawsuits. On April 19, 2005, the Board of Directors appointed a Special Committee to consider and evaluate Mr. Giannulli’s proposal.  The Special Committee retained Houlihan Lokey and Gibson Dunn & Crutcher to serve as the Committee’s independent financial advisor and legal counsel, respectively, with respect to the Committee’s evaluation of Mr. Giannulli’s proposal.  The Committee is currently in the process of reviewing the terms of Mr. Giannulli’s proposal as well as any indications of interest expressed by other third-parties.

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

ITEM 6. EXHIBITS

The following exhibits are included herein:

31.1	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.2	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.3	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.1	Certification of Principal Executive Officer as required by 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer as required by 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Principal Financial Officer as required by 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the eleventh day of August 2005.

MOSSIMO, INC.

/s/ MOSSIMO GIANNULLI
Mossimo Giannulli
Chairman and Co-Chief Executive Officer
August 11, 2005

/s/ EDWIN LEWIS
Edwin Lewis
Vice-Chairman and Co-Chief Executive Officer
August 11, 2005

/s/ VICKEN FESTEKJIAN
Vicken Festekjian
Chief Financial Officer
August 11, 2005