Form 10-Q
period 2005-09-30
MOSSIMO INC
filed 2005-11-14
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

As of September 30, 2005, the Registrant had 15,748,442 shares of Common Stock, $0.001 par value, outstanding.

MOSSIMO, INC.

FORM 10-Q

For the Six Months Ended June 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited):

Condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004

Condensed consolidated statements of earnings for the three and nine months ended September 30, 2005 and 2004

Condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004

Notes to condensed consolidated financial statements

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk

ITEM 4 – Controls and Procedures

PART II - OTHER INFORMATION

ITEM 1 – Legal Proceedings

ITEM 6 – Exhibits

SIGNATURES

CERTIFICATIONS

MOSSIMO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,884	$4,903
Restricted cash	722	413
Investments	—	4,800
Accounts receivable	4,551	2,908
Merchandise inventory	1,009	539
Deferred income taxes	2,952	1,739
Prepaid expenses and other current assets	302	436
Total current assets	27,420	15,738

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	923	1,117

DEFERRED INCOME TAXES	3,022	5,646

GOODWILL	212	212

TRADENAME, net	92	112

OTHER ASSETS	37	96
	$31,706	$22,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,556	$352
Accrued liabilities	645	257
Accrued commissions	382	258
Accrued bonuses	2,568	206
Total current liabilities	5,151	1,073

DEFERRED RENT	132	135
Total liabilites	5,283	1,208

COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001; authorized shares 3,000,000; no shares issued or outstanding	—	—
Common stock, par value $.001; authorized shares 30,000,000; issued and outstanding 15,748,442 at September 30, 2005 and 15,738,442 at December 31, 2004	15	15
Additional paid-in capital	39,788	39,763
Accumulated deficit	(13,380)	(18,065)
Net stockholders’ equity	26,423	21,713
	$31,706	$22,921

See accompanying notes to condensed consolidated financial statements

MOSSIMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	For the Three Months September 30,		For the Nine Months September 30,
	2005	2004	2005	2004

Revenue from license royalties and design service fees	$4,238	$4,187	$19,705	$16,181

Product sales	2,533	747	4,775	1,197

Total revenues	6,771	4,934	24,480	17,378

Operating expenses:
Cost of product sales	1,204	665	2,937	889
Selling, general and administrative	4,935	4,470	14,864	13,014
Total operating expenses	6,139	5,135	17,801	13,903

Earnings (loss) from operations	632	(201)	6,679	3,475

Interest income	123	26	232	73
Earnings (loss) before income taxes	755	(175)	6,911	3,548

Income taxes	118	(50)	2,226	1,476

Net earnings (loss)	$637	$(125)	$4,685	$2,072

Earnings (loss) per common share:
Basic	$0.04	$(0.01)	$0.30	$0.13
Diluted	$0.04	$(0.01)	$0.30	$0.13
Weighted average common shares outstanding:
Basic	15,748	15,738	15,742	15,738
Diluted	15,785	15,738	15,770	15,777

See accompanying notes to condensed consolidated financial statements

MOSSIMO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,685	$2,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	346	237
Inventory write-down	255	—
Deferred rent	(3)	—
Provision for bad debt	49	—
Deferred income taxes	1,411	1,383
Changes in:
Restricted Cash	—	4,585
Accounts receivable	(1,692)	(1,535)
Merchandise inventory	(725)	(222)
Prepaid expenses and other current assets	134	(178)
Other assets	59	182
Accounts payable	1,204	(220)
Accrued liabilities	388	(1,081)
Accrued commissions	124	(4,904)
Accrued bonuses	2,362	1,019
Net cash provided by operating activities	8,597	1,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	4,800	—
Payments for acquisition of property and equipment	(132)	(841)
Acquisition of Modern Amusement	—	(375)
Net cash provided by (used in) investing activities	4,668	(1,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25	—
Restricted cash – certificates of deposit	(309)	—
Net cash used in financing activities	(284)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,981	122
CASH AND CASH EQUIVALENTS, beginning of period	4,903	9,707
CASH AND CASH EQUIVALENTS, end of period	$17,884	$9,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for state income taxes	$195	$58

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

On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement, Inc. (“Modern Amusement”). The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2004 include the account balances and results of operations of Modern Amusement as of September 30, 2004 and for the period from January 16, 2004 to September 30, 2004, respectively. All inter-company accounts and transactions have been eliminated in consolidation.

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

Modern Amusement recognizes wholesale operations revenue from the sale of merchandise when products are shipped, FOB Modern Amusement’s distribution facilities, and the customer takes title and assumes risk of loss, collection is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable.

3.  INVENTORY

The Company maintains inventories for the Modern Amusement segment.   Inventories are valued at the lower of cost (first-in, first-out) or market and are made up primarily of finished goods.  The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ remaining inventory.  Market value of non-current inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  Management makes reserves against such inventory as seen appropriate, which reduces our gross margin, operating income and carrying value of inventories.

The Company has adopted SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  The adoption of SFAS No. 151 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

4.  EXECUTIVE BONUS PLANS

The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company’s overall performance, with the total amount of the bonuses not to exceed a percent (as defined) of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has expensed approximately $721,000 and $465,000 under these agreements for the three month periods ended September 30, 2005 and 2004, respectively; and $2,382,000 and $1,131,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

5.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred taxes result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes.

The Company recorded a provision for income taxes of $118,000 and $2,226,000 for the three and nine months ended September 30, 2005, respectively, compared to a benefit for income taxes of $50,000 for the three months ended September 30, 2004 and provision for income taxes of $1,477,000 for the nine months ended September 30, 2004. Both provisions approximate the Company’s combined effective rate as estimated for the entire fiscal year, for Federal and California state income taxes.  The income tax rate for the nine months ended September 30, 2005 is 32% compared to 41% for the comparable period of the prior year.  The decrease is due to a reduction in the valuation allowance as described below.

At September 30, 2005, the Company has recorded a total net deferred tax asset of $5.97 million, with $2.95 million classified as current in the accompanying condensed consolidated balance sheet, primarily reflecting the extension of the Target Agreement through January 31, 2008. The Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability and has recorded a valuation allowance for its net deferred tax assets of $306,000 as of September 30, 2005 compared to $1.1 million as of December 31, 2004.  The reduction is primarily due to the increased future utilization of foreign tax credits and alternative minimum tax credits.

The Company has approximately $10 million and $7.3 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

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

The reconciliation between earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net earnings (loss)	$637	$(125)	$4,685	$2,072
Weighted average number of common shares:
Basic	15,748	15,738	15,742	15,738
Effect of dilutive securities-stock options	37	—	28	39
Diluted	15,785	15,738	15,770	15,777

Earnings (loss) per share:
Basic	$0.04	$(0.01)	$0.30	$0.13
Effect of dilutive securities-stock options	—	—	—	—
Diluted	$0.04	$(0.01)	$0.30	$0.13

Excluded securities - antidilutive	394	656	399	424

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

If compensation expense was determined based on the fair value method, the Company’s net earnings and earnings per share would have resulted in the approximate pro forma amounts indicated below for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net earnings (loss) as reported	$637	$(125)	$4,685	$2,072

Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(16)	(213)	(48)	(360)
Pro forma net earnings (loss)	$621	$(338)	$4,637	$1,712

Earnings (loss) per share – basic and diluted
As reported – basic	$0.04	$(0.01)	$0.30	$0.13
As reported – diluted	$0.04	$(0.01)	$0.30	$0.13

Pro forma – basic	$0.04	$(0.02)	$0.29	$0.11
Pro forma – diluted	$0.04	$(0.02)	$0.29	$0.11

7.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  That cost will be recognized over the period during which an employee is require to provide service in exchange for the award.  Additionally, liability awards will be remeasured each reporting period.  SFAS No. 123R is effective for the Company on January 1, 2006.  Accordingly, the Company will adopt SFAS No. 123R in our first quarter of 2006. See Note 6 “Earnings Per Share and Stock Option Plans,” for the pro forma effects of how SFAS No. 123R would have affected the results of earnings in the nine month period ended September 30, 2005 and 2004.  We are currently assessing the impact this prospective change in accounting guidance will have on our financial condition and results of operations, but we believe that the impact will not be material.

8.  LITIGATION

On October 10, 2005, the Company and other defendants entered into a Memorandum of Understanding (“MOU”) to settle the pending consolidated class action lawsuit styled In Re Mossimo, Inc. Shareholder Litigation, Delaware Chancery Court Case No. 1246-N.  The litigation was filed following the announcement by Mossimo Giannulli (“Giannulli”) of his intention to acquire all outstanding shares of the Company that he does not already own for a price of $4.00 per share.  Under the terms of the MOU, Giannulli agreed that his proposal to acquire all of the Company’s outstanding shares would be priced at $5.00 per share and that the tender offer pursuant to which the acquisition is proposed to be consummated would be conditioned upon no less than 50 percent of all public stockholders of the Company unaffiliated with Giannulli accepting or approving the tender offer.  The MOU further provided that plaintiffs’ lead counsel will be afforded the opportunity to comment on and suggest inclusions to the disclosures made to the Company’s public stockholders in conjunction with the acquisition.  In addition, the Company agreed to negotiate in good faith with the plaintiffs’ lead counsel concerning the amount of attorney fees and expenses to be paid, subject to Delaware Chancery Court approval.  The Company has agreed to pay whatever fee and expense amount the Delaware Chancery Court may award to plaintiffs’ lead counsel.  In consideration of these terms, the parties will fully and finally release and discharge all claims against each other.  The settlement is conditioned the consummation of the acquisition by Giannulli, the negotiation of a definitive stipulation of settlement and the entry of a Final Order and Judgment approving the settlement by the Delaware Chancery Court.  On November 12, 2005, Giannulli terminated his proposal to acquire the outstanding shares of the Company that he does not already own after the Company’s special committee withdrew its recommendation of the proposal. The parties have not proceeded with the further negotiations required to finalize the settlement.

9.  SEGMENT INFORMATION

The Company operates in two business segments: Mossimo (design and licensing services) and Modern Amusement (Modern) (wholesale).  The following tables summarize various financial amounts for each of our business segments (in thousands):

Three months ended September 30, 2005	Mossimo	Modern	Total
Revenues	$4,238	$2,533	$6,771
Gross Profit	—	1,329	1,329
Depreciation and Amortization	38	55	93
Selling, general and administrative expenses	3,753	1,182	4,935
Operating Income (loss)	485	147	632
Interest Income	123	—	123
Total Assets	27,875	3,831	31,706
Capital Expenditures	26	3	29

Three months ended September 30, 2004	Mossimo	Modern	Total
Revenues	$4,187	$747	$4,934
Gross Profit	—	82	82
Depreciation and Amortization	58	38	96
Selling, general and administrative expenses	3,611	859	4,470
Operating Income (loss)	575	(776)	(201)
Interest Income	26	—	26
Total Assets	21,075	2,224	23,299
Capital Expenditures	33	113	146

Nine months ended September 30, 2005	Mossimo	Modern	Total
Revenues	$19,705	$4,775	$24,480
Gross Profit	—	1,838	1,838
Depreciation and Amortization	158	188	346
Selling, general and administrative expenses	11,790	3,074	14,864
Operating Income (loss)	7,915	(1,236)	6,679
Interest Income	232	—	232
Total Assets	27,875	3,831	31,706
Capital Expenditures	54	78	132

Nine months ended September 30, 2004	Mossimo	Modern	Total
Revenues	$16,181	$1,197	$17,378
Gross Profit	—	308	308
Depreciation and Amortization	167	70	237
Selling, general and administrative expenses	11,084	1,930	13,014
Operating Income (loss)	5,091	(1,616)	3,475
Interest Income	73	—	73
Total Assets	21,075	2,224	23,299
Capital Expenditures	82	759	841

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

•      Gross profit is derived by reducing sales of the Modern segment of $4.78 million by $2.94 million of cost of sales for the nine months ended September 30, 2005 to arrive at a gross profit of approximately $1.84 million.  For the three months ended September 30, 2005 sales of the Modern segment were $2.53 million reduced by cost of sales of $1.20 million to arrive at a gross profit of approximately $1.33 million.

•      Operating expenses that have a direct correlation to each segment have been recorded in each respective segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company’s future operating results, the success and longevity of its licensing program with Target in the United States, and other licensees, and the Company’s success in executing its business plan for Modern Amusement. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. The words “anticipate”, “believe”, “may”, “estimate”, “plan”, “expect”, “future”, “intend”, “will”, “should”, “continue” and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. In particular, the forward looking statements in this Form 10-K include, among other things, statements regarding or expectations about our future revenues and earnings. Forward looking statements include known or unknown risks and uncertainties that may cause our results, performance and stock price to be materially different from the forward looking statements. Such statements are based on management’s current expectations and are subject to certain risks, uncertainties and assumptions, including those described in our Form 10-K for the year ended December 31, 2004 under “Business—Risk Factors”. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company’s future operations, financial performance, business and share price may be affected by a number of factors, including but not limited to the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines, within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Mossimo or Modern Amusement name as a result of fashion trends or otherwise, the ability and/or commitment of Target and our other licensees to manufacture and market Mossimo branded products, our dependence on Target for most of our revenue, our dependence on key management personnel and the other factors described in our Form 10-K for the year ended December 31, 2004 under “Business—Risk Factors.” Accordingly, undue reliance should not be placed on these forward-looking statements.

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

The Company has licensed the exclusive right to manufacture and distribute women’s swimwear and bodywear bearing its Mossimo trademarks through Target stores in the United States pursuant to a license agreement with The Lunada Bay Corporation. This agreement extends through September 30, 2007, and is renewable annually.

In May 2002, the Company entered into an agreement with Hudson’s Bay Company. Under the agreement, the Company provided product design services, and granted a license for the Mossimo trademark to Hudson’s Bay Company exclusively in Canada, in return for license royalties and design service fees. Hudson’s Bay Company collaborated on product design, and was responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement was three years beginning in May 2002. The agreement has expired, and there are no plans to renew the agreement.

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

Net sales for Modern Amusement for the quarter ended September 30, 2005 were $2.53 million with a gross profit margin of 52.5%.  Selling, general and administrative expense for Modern Amusement for the quarter ended September 30, 2005 was $1.18 million.  For quarter ended September 30, 2005, Modern Amusement had operating income of $147,000.  Modern Amusement’s total assets as of September 30, 2005 were $3.83 million.  Net sales for the nine months ended September 30, 2005 were $4.78 million with a gross profit margin of 38%.  Selling, general and administrative expenses for Modern Amusement for the nine months ended September 30, 2005 was $3.07 million.  For the nine months ended September 30, 2005, Modern Amusement had operating loss of $1.24 million.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenues

Total revenue from license royalties and design service fees in the third quarter of 2005 remained constant at $4.2 million compared to the third quarter of 2004.  For the third quarter of 2005, 85% of the Company’s revenue from license royalties and design fees were generated under the Target Agreement, compared to 90% for the same period in 2004. The royalty rate under the Target Agreement declines, as the contract year progresses and Target achieves certain levels of retail sales, from 4% to 1%. The declining royalty rate is reset each contract year beginning on February 1. Accordingly, revenue recognized in the first and second quarters of the Company’s calendar year is significantly higher than in the third and fourth quarters due to the declining rates in the Target Agreement.  In 2005, the 1% rate was reached in June compared to August in 2004.  Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 1% to 5% of sales, as defined in the respective agreements.

Design service fees and royalties recognized under the Target Agreement were $3.6 million in the third quarter of 2005 compared to $3.8 million in the third quarter of 2004. The 5% decrease was due reaching a lower royalty rate in June of 2005 compared to August of 2004.  Royalties and design service fees from customers other than Target increased to $658,000 in the third quarter of 2005 compared to $420,000 in the third quarter of 2004.  The increase was due mainly to an additional royalties received from Australia, Canada, and Mexico.  The Company’s revenues generated under the Target Agreement are expected to increase modestly as Target adds new stores and the Company continues to maximize its opportunities with Target.

Modern Amusement achieved gross retail sales of $2.53 million in the third quarter of 2005 compared to $747,000 for the third quarter of 2004.  These sales generated a gross profit of approximately $1.33 million for the third quarter of 2005 compared to $82,000 for the third quarter of 2004.  We experienced a higher profit margin due to better buying and a proportionality smaller amount of off price sales compared to regular priced sales.

Cost of product sales

Cost of sales in the third quarter of 2005 resulted entirely from Modern Amusement product sales.  Cost of sales approximated 47.5% of sales.  Cost of sales includes all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.

Selling, general and administrative expenses (S, G & A)

Selling, general and administrative expenses increased to $4.93 million for the third quarter of 2005 from $4.47 million for the third quarter of 2004.  This increase was primarily due to (i) $324,000 increase in selling, general and administrative expenses incurred by the operations of Modern Amusement, (ii) increases in accrued executive officer bonuses of $261,000, (iii) $625,000 in costs incurred for legal and financial advisor expenses for the Company and its special committee associated with the review and consideration of the transaction proposed by Mossimo Giannulli for the acquisition of all of the companies remaining outstanding shares and pending litigation relating to the proposal.  The increase was offset by operational improvements in the Mossimo segment, although operating expenses for the Mossimo segment, as a percent of revenues from royalties and design service fees, increased to 89% in the third quarter of 2005 compared to 86% for the third quarter of 2004, primarily as a result of the expenses associated with the Mossimo Giannulli proposal.

Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, remained relatively constant at $537,000 in the third quarter of 2005 compared to $561,000 in the third quarter of 2004.

General and administrative expenses include payroll for the Company’s officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Salaries and related costs for the Mossimo segment decreased to $914,000 for the third quarter of 2005, compared to $1.15 million for the third quarter of 2004 due to additional salary and bonus accruals in the third quarter of 2004. Also included in general and administrative expenses are accruals for bonuses of $726,000 for the third quarter of 2005, compared to $465,000 for the third quarter of 2004, which are due under bonus plans covering the Company’s co-chief executive officers.

Selling, general and administrative expenses incurred by Modern Amusement were $1.18 million in the third quarter of 2005 compared to $859,000 in the third quarter of 2004.  These increases resulted from commissions of $175,000 compared to $12,000 in the third quarter of 2004, consulting fees of $75,000 compared to $42,000 in the third quarter of 2004, advertising cost of $91,000 compared to $4,000 in the third quarter of 2004, outsourcing costs of $131,000 compared to $106,000 for the third quarter of 2004, and samples costs of $66,000 compared to $37,000 in the second quarter of 2004.  These increases are associated with the anticipated growth of the Modern Amusement brand.

Interest income

As a result of higher average cash balances of $17.88 million for the period ended September 30, 2005 compared to average cash and investment balance of $9.70 million for the same period in 2004, the Company earned $124,000 in interest income the third quarter of 2005, compared to $26,000 in the third quarter of 2004. $4,300 of interest expense was incurred in the three month period ended September 30, 2005.

Income taxes

The Company recorded a provision for income taxes of $118,000 in the third quarter of 2005 compared to a benefit for income taxes of $50,000 in the third quarter of 2004. Both provisions approximate the Company’s effective tax rate for Federal and California state income taxes.

The Company has approximately $10 million and $7.3 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

Net earnings

The Company’s net earnings for the second quarter of 2005 were $637,000, or $0.04 per diluted share, compared to a net loss of $125,000, or $0.01 per diluted share for the third quarter of 2004 due to the factors discussed above.

Nine Months Ended September 30, 2005 and 2004

Revenues

Total revenue from license royalties and design service fees for the nine months ended September 30, 2005 were $19.7 million compared to $16.2 million for the nine months ended September 30, 2004.  For the nine months ended September 30, 2005, 90% of the Company’s revenue from license royalties and design fees were generated under the Target Agreement, compared to 89% for the same period in 2004.

Design service fees and royalties recognized under the Target Agreement were $17.6 million for the nine months ended September 30, 2005 compared to $14.4 million for the nine months ended September 30, 2004. The 22% increase reflects growth in sales of women’s apparel, accessories and shoes. Royalties and design service fees from customers other than Target increased to $2.1 million for the nine months ended September 30, 2005 compared to $1.8 million for the nine months ended September 30, 2004.  The increase was due mainly to additional royalties received from Australia, Canada, and Mexico.

Modern Amusement achieved gross sales of $4.78 million for the nine months ended September 30, 2005 compared to $1.20 million for the period of January 16, 2004 to September 30, 2004.  These sales generated a gross profit of approximately $1.84 million for the nine months ended September 30, 2005 compared to $308,000 for the period from January 16, 2004 to September 30, 2004.

Cost of product sales

Cost of sales for the nine months ended September 30, 2005 resulted entirely from Modern Amusement product sales.  Cost of sales approximated 62% of sales.  Cost of sales includes all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.

Selling, general and administrative expenses (S, G & A)

Selling, general and administrative expenses increased to $14.86 million for the nine months ended September 30, 2005 from $13.01 million for the 2004 period.  This increase was primarily due to: (i) $1.14 million increase in selling, general and administrative expenses incurred by the operations of Modern Amusement, (ii) increases in accrued executive officer bonuses of $643,000, (iii) increases in commissions of $297,000 and (iv) $975,000 in costs incurred for legal and financial advisor expenses for the Company and its special committee associated with the review and consideration of the transaction proposed by Mossimo Giannulli for the acquisition of all of the Company’s remaining outstanding shares and pending litigation related to the proposal.  The increase was offset by operational improvements in the Mossimo segment.  Operating expenses for the Mossimo segment, as a percent of revenues from royalties and design service fees, decreased to 60% for the nine months ended September 30, 2005 compared to 68% for the nine months ended September 30, 2004.  The decrease was primarily due to a disproportionate increase of revenues.

Selling expenses, comprised of commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target, increased to $2.6 million for the nine months ended September 30, 2005 compared to $2.3 million for the nine months ended September 30, 2004.  The increase was due to the increased revenue generated from Target for the nine months ended September 30, 2005.

General and administrative expenses include payroll for the Company’s officers and its design staff, travel, facilities, insurance, legal and professional fees, and other design related expenses for purchased services and artwork used in the design process. Salaries and related costs for the Mossimo segment decreased to $2.77 million for the nine months ended September 30, 2005, compared to $3.34 million for the nine months ended September 30, 2004 due to additional salary and bonus accruals for the nine months ended September 30, 2004.  Also included in general and administrative expenses are accruals for bonuses of $2.38 million for the nine months ended September 30, 2005, compared to $1.74 million for the nine months ended September 30, 2004, which are due under bonus plans covering the Company’s co-chief executive officers.

Selling, general and administrative expenses incurred by Modern Amusement were $3.07 million for the nine months ended September 30, 2005 compared to $1.93 million for the period of January 16, 2004 to September 30, 2004.  This increase was primarily due to: (i) increases in salary and related costs of $222,000, (ii) commissions of $154,000, (iii) outsourcing cost of $148,000, (iv) advertising and promotion of $214,000, and (v) depreciation and amortization of $118,000.  These increases were associated with the anticipated growth of the Modern Amusement brand.

Interest income

As a result of higher average cash balances of $17.88 million for the period ended September 30, 2005 compared to average cash and investment balance of $9.70 million for the same period in 2004, the Company earned $232,000 in interest income for the nine months ended September 30, 2005, compared to $73,000 for the nine months ended September 30, 2004. $4,300 of interest expense was incurred in the nine month period ended September 30, 2005.

Income taxes

The Company recorded a provision for income taxes of $2.2 million for the nine months ended September 30, 2005 compared to a provision for income taxes of $1.5 million for the nine months ended September 30, 2004.  Both provisions approximate the Company’s effective tax rate for Federal and California state income taxes.  For the nine month period ended September 30, 2005, the valuation allowance was reduced by $794,000.

The Company has approximately $10 million and $7.3 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

Net earnings

The Company’s net earnings for the nine months ended September 30, 2005 were $4.7 million, or $0.30 per diluted share, compared to net earnings of $2.1 million, or $0.13 per diluted for the nine months ended September 30, 2004  due to the factors discussed above.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of September 30, 2005 consisted of $17.9 million of cash and cash equivalents, and $0.7 million of short-term restricted cash, as well as potential future cash flows from operations primarily resulting from the Target agreement.  As of September 30, 2005 we had working capital of approximately $22.3 million compared to $14.7 million at December 31, 2004.  The increase in working capital is due to increased earnings and associated collections of accrued revenues from Target in nine months ended September 30, 2005.

The Company established a revolving line of credit with a bank in the amount of $300,000 in February 2004.  The line of credit was established to open letters of credit with foreign suppliers for finished goods for Modern Amusement.  The line of credit was increased to $400,000 in June of 2004, and subsequently increased to $500,000 in January of 2005 and increased again to $900,000 in May of 2005 .  The line of credit is secured by three certificates of deposit totaling approximately $722,000.  There is no expiration date for this line, and there are no covenants.  There is a fee charged per letter of credit opened and closed.  Open letters of credit at September 30, 2005 were approximately $245,000.

We believe that the Company’s sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for the next 12 months and likely will be sufficient to meet our operating needs for the foreseeable future and at least through January 2008, which is the most recently extended contract term with Target.

During the nine months ended September 30, 2005, net cash provided by operating activities were $8.6 million.  Cash provided in operating activities includes primarily $4.7 million of net earnings, accounts payable of $1.2 million, accrued commissions of $124,000, and accrued bonuses of $2.4 million, primarily offset by a change in accounts receivable of $1.7 million.  The change was primarily due to the increase in accrued revenue from Target, which increased accrued commissions payable to a third party and accrued bonuses.

Net cash provided by investing activities was generated from the sale of securities of $4.8 million, classified as available-for-sale.  Capital expenditures for the nine months ended September 30, 2005  were $132,000 and are not expected to be material for the balance of the 2005 year.

Net cash used by financing activities was primarily generated from obtaining additional certificates of deposits in the amount of $309,000 used to secure letters of credit with foreign supplies for finished goods of Modern Amusement.

We have a commission obligation under an agreement with a third party for 15% of fees received from Target for the duration of the Target agreement through January 2008, and for subsequent extensions if they are exercised by Target.  Fees incurred under this obligation were $537,000 in the third quarter of 2005, compared to $561,000 in the third quarter of 2004 and $2.6 million for the nine months ended September 30, 2005 compared to $2.3 million for the nine months ended September 30, 2004.

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

Critical Accounting Policies

REVENUE RECOGNITION

Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products.  Revenue from license royalties and design service fees are generally collected on a quarterly basis, and they range from one percent to five percent of sales as defined in the respective agreements.  During the periods presented herein, a substantial amount of the Company’s revenue from license royalties and design fees were generated under the Target Agreement under a declining rate as the year progresses and Target achieves certain levels of retail sales. Accordingly, the Company’s revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company’s calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company’s calendar year due to the declining rates in the Target Agreement.  If Target sales of Mossimo branded products increase in the future, as a result of opening new stores or otherwise, the minimum rate of fees may apply earlier in the Company’s future calendar years, shifting additional revenue recognition to the first half of the year, and potentially reducing the revenue recognition in the second half of the year.

Modern Amusement extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the consolidated balance sheets, consists of amounts due from customers net of allowance for doubtful accounts. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions.   The write-off for bad debt for the current quarter was approximately $2,000, and $49,000 for the nine months ended September 30, 2005.

Modern Amusement recognizes wholesale operations revenue from the sale of merchandise when products are shipped, FOB Modern Amusement’s distribution facilities, and the customer takes title and assumes risk of loss, collection is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable.

INVENTORY

We maintain inventories for the Modern Amusement segment of our business.  Inventories are valued at the lower of cost (first-in, first-out) or market. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ inventory.  Market value of non-

current inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

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

DEFERRED TAX ASSET VALUATION

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred taxes result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes.  As of September 30, 2005 the Company has approximately $10 million and $7.3 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022.  In accordance with the provisions of SFAS No. 109 the Company records a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns.  The Company monitors its profitability and considers the credit and collections risk of future fees under its agreements, particularly in connection with the Target Agreement.  Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  That cost will be recognized over the period during which an employee is require to provide service in exchange for the award.  Additionally, liability awards will be remeasured each reporting period.  SFAS No. 123R is effective for the Company on January 1, 2006.  Accordingly, the Company will adopt SFAS No. 123R in our first quarter of 2006. See Note 6 “Earnings Per Share and Stock Option Plans,” for the pro forma effects of how SFAS No. 123R would have affected the results of earnings in the nine month period ended September 30, 2005 and 2004.  We are currently assessing the impact this prospective change in accounting guidance will have on our financial condition and results of operations, but we believe that the impact will not be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2005, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

There are no changes in our internal controls over financial reporting during the nine months ended September 30, 2005  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 10, 2005, the Company and other defendants entered into a Memorandum of Understanding (“MOU”) to settle the pending consolidated class action lawsuit styled In Re Mossimo, Inc. Shareholder Litigation, Delaware Chancery Court Case No. 1246-N.  The litigation was filed following the announcement by Mossimo Giannulli (“Giannulli”) of his intention to acquire all outstanding shares of the Company that he does not already own for a price of $4.00 per share.  Under the terms of the MOU, Giannulli agreed that his proposal to acquire all of the Company’s outstanding shares would be priced at $5.00 per share and that the tender offer pursuant to which the acquisition is proposed to be consummated would be conditioned upon no less than 50 percent of all public stockholders of the Company unaffiliated with Giannulli accepting or approving the tender offer.  The MOU further provided that plaintiffs’ lead counsel will be afforded the opportunity to comment on and suggest inclusions to the disclosures made to the Company’s public stockholders in conjunction with the acquisition.  In addition, the Company agreed to negotiate in good faith with the plaintiffs’ lead counsel concerning the amount of attorney fees and expenses to be paid, subject to Delaware Chancery Court approval.  The Company has agreed to pay whatever fee and expense amount the Delaware Chancery Court may award to plaintiffs’ lead counsel.  In consideration of these terms, the parties will fully and finally release and discharge all claims against each other.  The settlement is conditioned the consummation of the acquisition by Giannulli, the negotiation of a definitive stipulation of settlement and the entry of a Final Order and Judgment approving the settlement by the Delaware Chancery Court.  On November 12, 2005, Giannulli terminated his proposal to acquire the outstanding shares of the Company that he does not already own after the Company’s special committee withdrew its recommendation of the proposal. The parties have not proceeded with the further negotiations required to finalize the settlement.

ITEM 6. EXHIBITS

The following exhibits are included herein:

31.1	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.2	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.3	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.1	Certification of Principal Executive Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Principal Financial Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2005.

MOSSIMO, INC.

/s/ MOSSIMO GIANNULLI
Mossimo Giannulli
Chairman and Co-Chief Executive Officer
November 14, 2005

/s/ EDWIN LEWIS
Edwin Lewis
Vice-Chairman and Co-Chief Executive Officer
November 14, 2005

/s/ VICKEN FESTEKJIAN
Vicken Festekjian
Chief Financial Officer
November 14, 2005

Exhibit Index

The following exhibits are included herein:

31.1	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.2	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.3	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.1	Certification of Principal Executive Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Principal Financial Officer as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002