Form 10-K
period 2005-12-31
MOSSIMO INC
filed 2006-03-31
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasonal issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference and Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second quarter was approximately $24,759,000 (based on the closing sales price of the registrant’s common stock on that date).

The registrant had 15,899,749 shares of common stock, par value $.001 per share outstanding at February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2005.

FORWARD LOOKING INFORMATION

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company’s future operating results, the success and longevity of its licensing program with Target in the United States, and other licensees, and the Company’s success in executing its business plan for Modern Amusement. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. The words “anticipate”, “believe”, “may”, “estimate”, “plan”, “expect”, “future”, “intend”, “will”, “should”, “continue” and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. In particular, the forward looking statements in this Form 10-K include, among other things, statements regarding or expectations about our future revenues and earnings. Forward looking statements include known or unknown risks and uncertainties that may cause our results, performance and stock price to be materially different from the forward looking statements. Such statements are based on management’s current expectations and are subject to certain risks, uncertainties and assumptions, including those described in “Business—Risk Factors”. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company’s future operations, financial performance, business and share price may be affected by a number of factors, including but not limited to the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines, within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Mossimo or Modern Amusement name as a result of fashion trends or otherwise, the ability and/or commitment of Target and our other licensees to manufacture and market Mossimo branded products, our dependence on Target for most of our revenue, our dependence on key management personnel and the other factors described in “Business-Risk Factors.” Accordingly, undue reliance should not be placed on these forward-looking statements.

PART I

ITEM 1—BUSINESS

GENERAL

Mossimo, Inc. (the “Company”) is a Delaware corporation formed in November 1995, and presently operates as a designer and licensor of apparel and related products under the “Mossimo” brand and other brands it owns or may acquire. The Company licenses the Mossimo brand to third parties domestically and internationally, our primary domestic licensee is Target Corporation. Our design and licensing strategy is operated with the understanding that almost all aspects of moderately priced apparel and accessories can be sourced more effectively by large retailers who interact daily with the end consumer and who operate with significant economies of scale. By direct sourcing, stocking and selling widely recognized brand names licensed from others, these retailers in general may be able to obtain higher gross margins and increase store traffic, than through carrying only private label goods or brands, from third-party vendors.

In addition to the Target Agreement, the Company also licenses its Mossimo trademarks and provides design services outside of the United States, and also licenses its Mossimo trademarks for use in collections of eyewear and women’s swimwear and bodywear sold in Target stores in the United States.

MODERN AMUSEMENT

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

Domestic Licensing

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

Under the Target Agreement, the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on product design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line. Target is obligated to pay the Company design service fees and license royalty fees. Total fees payable by Target are based upon a percentage of Target’s net sales of Mossimo brand products that varies according to the volume of sales of merchandise. Target has agreed to pay minimum guaranteed fees of approximately $9.6 million annually. Target fees are based on net sales achieved multiplied by a rate, as defined in the Target Agreement. The Company pays a 15% commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. If Target is current with payments of its obligations under the Target Agreement, Target has the right to renew the Target Agreement, on the same terms and conditions, for additional terms of two years each. In January 2003, Target exercised its first renewal option extending the Target Agreement through January 31, 2006. In January 2005, Target exercised its second renewal option extending the Target Agreement through January 31, 2008. The next renewal option could be exercised by Target on or before January 2007, this renewal option could extend the Target Agreement through January 2010, if it is exercised by Target.

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

The Company has licensed the exclusive right to manufacture and distribute eyewear bearing its Mossimo trademarks through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores pursuant to a license agreement with the Marcolin Group. This agreement ended on December 31, 2004. The Company is in the process of negotiating a new agreement with Luxottica Retail. No eyewear royalty income was earned in 2005.

The Company has licensed the exclusive right to manufacture and distribute women’s swimwear and bodywear bearing its Mossimo trademarks through Target stores in the United States pursuant to a license agreement with The Lunada Bay Corporation. This agreement extends through September 30, 2006, and is renewable annually.

Under license agreements, the Company grants retailers a license to use its trademarks on certain categories of merchandise. The Company provides design directions and to the extent licensees desire to modify the designs to accommodate seasonal, regional or category needs, the Company retains approval rights with respect to the design of products, advertising, and marketing. In all cases, all products are subject to our pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. All payments under the Target Agreement are due on a quarterly basis and range from one to four percent of net sales depending on the volume of sales achieved in each contract year. Under all other license agreements, royalty payments are due generally on a quarterly basis and range from approximately two to five percent of the licensee’s net sales.

International Licensing

The Company enters into international licensing agreements of its Mossimo branded products for certain geographical territories where the Company believes such arrangements provide effective manufacturing, distribution and marketing of such products. The Company generally maintains substantial control over the design, quality, advertising, and marketing of its licensed products, and maintains a policy of evaluating its licensing arrangements to ensure consistent presentation of the Mossimo brand image.

In May 2002, the Company entered into an agreement with Hudson’s Bay Company. Under the agreement, the Company provided product design services, and granted a license for the Mossimo trademark to Hudson’s Bay Company exclusively in Canada, in return for license royalties and design service fees. Hudson’s Bay Company collaborated on product design, and was responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement was three years beginning in May 2002. The agreement expired in May of 2005, we expect to receive royalty payments through the third quarter of 2006. There are no plans to renew the agreement.

PRODUCTS

MEN’S, WOMEN’S AND CHILDREN’S APPAREL AND ACCESSORIES.   Mossimo branded apparel encompass a variety of products, including: knit and woven tops, including polo shirts and collared,

button-down shirts; outerwear, including sweaters and jackets; denim and related products, including jeans, shirts and jackets; dresses; pants; screenprinted and embroidered sweatshirts and tee-shirts; and shorts. These products are designed exclusively for distribution under the Company’s licensing agreements. The initial Target licensed product lines were launched in Target’s stores in the Fall of 2000. The Company complements its apparel product lines with footwear and other fashion accessories such as jewelry, watches, handbags, belts, neckwear and gloves.

OPTICS LINE.   The Company had an exclusive license agreement with the Marcolin Group for the production and distribution of the Mossimo branded product line of eyewear, including sunglasses, sport glasses and optical frames. Marcolin sells Mossimo branded eyewear through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores. This agreement, however, permits Target to sell Mossimo branded eyewear in Target stores. The license agreement expired on December 31, 2004. The Company is negotiating a licensing agreement with Luxottica Retail for the production and distribution of the Mossimo branded product line of optical frames. The Company expects Luxottica Retail will sell Mossimo branded eyewear through Target stores.

WOMEN’S SWIMWEAR AND BODYWEAR.   The Mossimo branded product line of women’s swimwear and bodywear is manufactured and distributed through Target stores in the United States under an exclusive license agreement with The Lunada Bay Corporation. The high quality swimwear products include one-piece and two-piece swimsuits which are fashion-oriented and targeted towards youthful-minded, body-conscious women. The line of women’s bodywear is a collection of fashionable fitness active wear which is designed and manufactured using materials such as lycra, tactel and flexcel nylon that stretch and compensate for body movements during strenuous exercise. The license agreement extends through September 30, 2006, and is renewable annually.

MODERN AMUSEMENT BRANDED PRODUCTS.   Modern Amusement is focused on design and distribution of premium branded west coast-lifestyle casual sportswear apparel and related accessories for young men under the Modern Amusement trademarked brand.

SOURCING, MANUFACTURING, AND DISTRIBUTION

Design and Licensing.   Under the Company’s retail licensing agreement, the retailer is responsible for product development, sourcing, manufacturing, quality control, distribution, and inventory management.

Modern Amusement.   The Modern Amusement business includes sourcing manufactured products, distribution, and inventory management of apparel and related accessories under the Modern Amusement trademarked brand. We currently purchase most of our product from international vendors. We supply the manufacturers with the product design and fabric selection. We do not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any single supplier, and there are many vendors who could supply our merchandise. We warehouse and distribute our finished goods through a fulfillment company. Write downs are taken as required affecting the sale of slow-moving inventory. Written down merchandise that remain unsold is sold to a clearance company.

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

In connection with the Modern Amusement business, the Company acquired worldwide trademark rights for Modern Amusement and the Crow Design marks, except for the Asia territory. The current Modern Amusement trademark portfolio includes 17 registrations and 5 pending applications in eleven nations.

The Company regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the sales and marketing of its products. The Company vigorously protects its trademarks against infringement by using, among other things, cease-and-desist letters, administrative proceedings, and applicable legal action.

PERSONNEL

The Company currently employs twenty-two full time employees, of whom nine are employed by Modern Amusement. Four additional employees are employed by Target on the Company’s behalf. The salaries for the employees employed by Target are deducted from Target Royalty payments to the Company. The Company also employs temporary personnel on an as needed basis. A substantial number of the Company’s personnel and resources are dedicated to providing design services. The Company believes that it is able to recruit and retain the high level of creative personnel to continue to provide the necessary design services to maintain the continuity of product quality, the Company’s distinctive image, and the value of its trademarks. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

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

DEPENDENCE ON THE TARGET STORES LICENSE WHICH ACCOUNTED FOR 69% OF OUR CONSOLIDATED REVENUES IN 2005.

The Company’s revenues under the Target Agreement commenced in November 2000, and represented 69% in 2005, 79% in 2004, and 88% in 2003, of total consolidated revenue. The Company expects that its revenues under the Target Agreement will continue to represent a significant portion of the Company’s total revenues during the remaining term of the Target Agreement, which has been extended through January 2008, and is subject to future extension. Because the amount of the Company’s revenues under the Target Agreement are dependent on the sales of Mossimo branded products in Target stores, the Company’s revenue potential is impacted by the number of Target stores and the patronage at these stores, and Target’s ability and/or commitment to manufacture and market Mossimo branded products. Termination or non-extension of the Target Agreement, or a material adverse change in the business of Target stores, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The term of the Amended Target Agreement currently extends until January 31, 2008 and, unless Target stores gives us one year’s advance notice of its intention to terminate the agreement, the Agreement will continue to automatically renew provided that Target stores has paid a minimum guaranteed royalty equal to or greater than $9.6 million for the preceding fiscal year. If Target stores elects to terminate the agreement, effective after January 31, 2008 or at any other time, it would have a material adverse effect on our business, financial condition, cash flows and results of operations. There can be no guarantee that we would be able to replace the Target stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Mossimo brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target stores. Nonetheless, we could suffer substantially decreased royalty revenues under the Target Agreement if Target were to reduce its sale of Mossimo branded products while continuing to pay the minimum royalties required under the agreement.

Modern Amusement is in the early stages of development with an unproven business model and a short operating history, which makes it difficult to evaluate our current business and future prospects for this segment of our business. The risks and difficulties we encounter include acceptance of the Modern Amusement brand, manufacturing arrangements, management of inventory and distribution and overall execution of a successful business model. In 2005, Modern Amusement had an operating loss of $1.45 million. There is no assurance that the Modern Amusement business will become profitable on an operating basis in the near term.

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

DEPENDENCE ON KEY PERSONNEL

The success of the Company is largely dependent on the efforts and abilities of its design staff, which includes Mossimo Giannulli, the Company’s founder and Co-Chief Executive Officer. The Company has only twenty-six employees, and Mr. Giannulli’s leadership and experience in the apparel licensing industry is critical to the successful implementation of the Company’s business and marketing strategy. The Company has key person life insurance covering Mr. Giannulli. The Target Agreement is subject to early termination under certain circumstances, including a material failure by Mr. Giannulli to perform certain services or the termination of employment, death or permanent disability of Mr. Giannulli, or a material change in his ownership or control of the Company which is deemed to materially affect the Company’s ability to perform its obligations under the Target Agreement. During 2005, the Company extended the employment agreement with Mr. Giannulli thru January 2008. The loss of Mr. Giannulli services could have a material adverse effect on our business, financial condition, and results of operations.

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

PROTECTION OF TRADEMARKS

The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. There can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company’s products as a violation of the trademarks and proprietary rights of others. No assurance can be given that others will not assert rights in, and ownership of, trademarks and other proprietary rights of the Company. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which would have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. While we currently have the resources to pursue or defend most infringement claims, any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

CONTROL BY PRINCIPAL STOCKHOLDERS

Mossimo Giannulli has majority control of the Company and the ability to control the election of directors and the results of other matters submitted to a vote of stockholders. Such concentration of ownership, together with the anti-takeover effects of certain provisions in the Delaware General Corporation Law and in the Company’s Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change in control of the Company that other stockholders may view as beneficial.

CHANGING CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE REGULATIONS

We are subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission, NASDAQ and Public Company Accounting Oversight Board, that are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with these new regulations, most notably the Sarbanes-Oxley Act, or SOX, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In 2007, we will be required to comply on an on-going basis with the SOX requirements involving the assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment. Our efforts to comply with the SOX requirements will require us to commit significant financial and managerial resources.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, our business may be harmed.

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

Over 50% of the value of the Company’s outstanding stock is owned by one stockholder, and in 2002 and 2001, more than 60% of the Company’s income, as defined, was derived from license royalties. Accordingly, the Company was classified as a personal holding company in 2002 and 2001. However, no personal holding company tax was due in 2002 because the Company recognized certain expenses for tax purposes in 2002 that had been recognized in previous years for financial reporting purposes, and which offset the taxable income subject to personal holding company tax in 2002. In addition, no personal holding company taxes were due in 2001 because the Company was able to use its tax operating loss carry forward to offset the taxable income subject to personal holding company tax in 2001. In 2003, 2004 and 2005 less than 60 percent of the Company’s income, as defined, was derived from license royalties, accordingly it was not classified as a personal holding company and was not subject to the personal holding company tax. The Company intends to continue to take appropriate measures to avoid being classified as a personal holding company in future years. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in the future.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

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

ITEM 3—LEGAL PROCEEDINGS

On April 12, 2005, Mossimo Giannulli (“Giannulli”) offered to acquire all of the outstanding publicly held common stock of the Company at a price of $4.00 per share. Following the announcement, six purported class action lawsuits were filed in the Court of Chancery of the State of Delaware. Each of the complaints asserted that the directors breached their fiduciary duties to the Company’s shareholders, and sought an injunction preventing the acquisition. On April 19, 2005, the Board of Directors appointed a Special Committee to consider and evaluate Mr. Giannulli’s proposal. The Special Committee retained Houlihan Lokey and Gibson Dunn & Crutcher to serve as the Committee’s independent financial advisor and legal counsel, respectively, with respect to the Committee’s evaluation of Mr. Giannulli’s proposal. On May 27, 2005, the above referenced cases were consolidated under the following caption: In re Mossimo, Inc. Shareholder Litigation, Consolidated Civil Action No.1246-N (the “Action”).

On October 10, 2005, the Company and other defendants entered into a Memorandum of Understanding (“MOU”) to settle the Action. Under the terms of the MOU, Giannulli agreed that his proposal to acquire all of the Company’s outstanding shares would be priced at $5.00 per share and that the tender offer pursuant to which the acquisition was proposed to be consummated would be conditioned upon no less than 50 percent of all public stockholders of the Company unaffiliated with Giannulli accepting or approving the tender offer. The MOU further provided that plaintiffs’ lead counsel would be afforded the opportunity to comment on and suggest inclusions to the disclosures made to the Company’s public stockholders in conjunction with the acquisition. In addition, the Company agreed to negotiate in good faith with the plaintiffs’ lead counsel concerning the amount of attorney fees and expenses to be paid, subject to Delaware Chancery Court approval. The Company also  agreed to pay whatever fee and expense amount the Delaware Chancery Court might have awarded to plaintiffs’ lead counsel. In consideration of these terms, the parties agreed that they would fully and finally release and discharge all claims against each other.

The settlement was conditioned on the consummation of the acquisition by Giannulli, the negotiation of a definitive stipulation of settlement and the entry of a Final Order and Judgment approving the settlement by the Delaware Chancery Court. On November 14, 2005 Giannulli announced that he had withdrawn the proposal to acquire the outstanding shares of the Company that he did not already own. The provisions of the MOU have thus become moot. The Action remains on file. The Company is working with plaintiffs’ counsel to seek voluntary dismissal of the Action.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2005, the Company held its Annual Meeting of Shareholders. The following are the results of the various proposals submitted for stockholder approval:

a.	Election of Directors	For	Withheld
	Mossimo G. Giannulli	12,951,253	2,238,004
	Edwin H. Lewis	12,951,253	2,241,004
		For	Against	Abstain
b.	Amended and Restated Mossimo Giannulli Bonus Plan	10,906,110	2,316,261	25,620
c.	Amended and Restated Edwin Lewis Bonus Plan	10,944,659	2,278,375	24,960
d.	Mossimo, Inc. 2005 Stock Option Plan	10,874,141	2,348,239	25,614

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq Stock Market under the symbol MOSS. The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low closing price for our common stock.

Fiscal Year ended December 31, 2005	High	Low
First Quarter	$4.10	$3.13
Second Quarter	$4.53	$3.32
Third Quarter	$5.72	$4.25
Fourth Quarter	$5.91	$4.94
Fiscal Year ended December 31, 2004	High	Low
First Quarter	$4.95	$3.80
Second Quarter	$4.39	$3.79
Third Quarter	$4.16	$2.88
Fourth Quarter	$3.87	$2.99

The high and low sales prices on the Company’s common stock reported on the Nasdaq Stock Market on February 28, 2006 were $6.30 and $6.10 per share, respectively. On February 28, 2006, the closing sales price of the Company’s common stock reported on the Nasdaq Stock Market was $6.29 per share.

As of February 28, 2006, the Company had 205 stockholders of record. This does not include beneficial owners whose shares may be held of record by brokerage firms and clearing agencies.

DIVIDENDS

To date, the Company has never paid a dividend on its common stock. Any future determination as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, contractual restrictions, and changes in the tax laws, and other factors deemed relevant by the Board of Directors.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see “Index to Financial Statements”) and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of earnings and balance sheet data presented below has been derived from the Company’s audited financial statements.

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(IN THOUSANDS, EXCEPT FOR PER SHARE DATE)
STATEMENTS OF EARNINGS DATA:
Revenue from license royalties & design service fees	$24,298	$18,714	$19,895	$19,881	$16,666
Product sales	6,730	1,821	—	—	—
Total revenues	31,028	20,535	19,895	19,881	16,666
Operating expenses:
Cost of product sales	3,993	1,241	—	—	—
Selling, general, and administrative expenses	20,294	14,843	12,834	11,925	10,455
Goodwill impairment loss	212	—	—	—	—
Settlement costs of disputed commissions	—	71	643	600
Total operating expenses	24,499	16,155	13,477	12,525	10,455
Operating earnings	6,529	4,380	6,418	7,356	6,211
Other income (expense):
Other, net	—	—	—	181	536
Interest Income	420	104	23	75	74
Interest expense	—	—	—	(351)	(938)
Other income (expense), net	420	104	23	(95)	(328)
Earnings before income taxes	6,949	4,484	6,441	7,261	5,883
Income tax expense (benefit) (a)	2,248	1,783	1,875	(6,404)	(3,153)
Net earnings	$4,701	$2,701	$4,566	$13,665	$9,036
Net earnings per common share:
Basic	$0.30	$0.17	$0.29	$0.89	$0.59
Diluted	$0.30	$0.17	$0.29	$0.87	$0.59
Weighted average common shares outstanding:
Basic	15,751	15,738	15,613	15,409	15,080
Diluted	15,784	15,759	15,658	15,648	15,080

Note (a): Reflects the reductions of the valuation allowance against certain components of deferred tax assets in 2002 and 2001.

	DECEMBER 31,
	2005	2004	2003	2002	2001
	(IN THOUSANDS)
BALANCE SHEET DATA:
Working Capital	$24,016	$14,243	$11,918	$5,971	$(1,342)
Total Assets	32,234	23,473	26,413	20,536	9,294
Long-term debt	—	—	—	—	—
Other long-term Liabilities	—	—	—	191	1,596
Stockholders’ equity (deficit)	26,873	21,713	19,012	13,480	(678)

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto set forth in this Form 10-K commencing on page F-1.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Our financial results are significantly impacted by key executive compensation, the development of the Modern Amusement business, and by the retail sales of our Mossimo branded products under the licensing and design services agreement with Target, which is exclusive to the United States.

Revenues

Under the Target Agreement, we earn fees based on percentage of Target stores net sales of Mossimo branded products. The percentage we earn varies according to the volume of sales. The contract year for Target sales was from February 1st to January 31st. We earn 4% on the first $100 million of sales, 2 1/4% on $100 million to $500 million of sales, and 1% on sales above $500 million each year. As a result, our revenues from license royalties and design service fees are highest at the beginning of each contract year and decrease throughout each year as Target reaches the specific retail thresholds. Therefore, the amount of the royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same year.

Revenues from Target were 69% and 79% of total revenues in 2005 and 2004, respectively. The change in 2005 was primarily due to the larger contribution to total revenues of Modern Amusement. Modern Amusement generated revenues of $6.73 million in 2005 compared to $1.82 million in 2004. Total revenue in 2005 increased by $10.5 million, or 51.1% from 2004. The remaining increase was due to growth of the Target business which increased royalty income from Target 33% from 2004. The increase in Target revenue was primarily due to increased volume of consumer purchases of Mossimo branded products in 2005 at Target stores. Net sales of Mossimo branded products at Target stores increased by 50% to $1.3 billion in 2005 from $868 billion in 2004.

Cost of product sales

Cost of sales in 2005 resulted entirely from Modern Amusement product sales. Cost of sales approximated 59% of sales as compared to 68% in 2004. We experienced a higher profit margin from 2004 due to a greater brand awareness which resulted in better buying and a proportionality smaller amount of off price sales compared to regular priced sales. Cost of sales includes all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for both the Mossimo segment and the Modern Amusement segment increased approximately $5.66 million or 38% from $14.8 million in 2004 to $20.3 million in 2005.

Operational expenses for the Mossimo segment, as a percent of revenues from royalties and design service fees, increased to 67% for 2005 compared to 64% for 2004. Selling, general and administrative expenses (SG&A) for the Mossimo segment increased by approximately $4.27 million or 26% from $12.0 million in 2004 compared to $16.3 million in 2005, principally due to: (i) increases of accrued executive officer bonuses of $2.73 million (Executive bonuses were increased to $3.34 million for 2005 from $607,000 for 2004 consistent with the Company’s comparative performance.) These bonuses which are determined at the discretion of the Compensation Committee, in accordance with a performance criteria outlined in respective bonus plans, and are subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee, are estimated and accrued on a quarterly basis, with a final determination made by the Compensation Committee at the end of each year. In the fourth quarter, management and the compensation committee concluded that the Company achieved its performance targets previously established in the bonus plan, and accordingly, approved bonuses of approximately $3.34 million for 2005. The bonuses were accrued ratably throughout the year as Target license royalties were projected. Exclusive of the bonus accruals operational expenses would have been 53% of royalty and design fees in 2005 compared to 61% in 2004, (ii) commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target increased by $610,000 to $3.23 million in 2005 compared to $2.62 million for 2004, the increase was due to the increased revenue generated from Target in 2005, and (iii) $2.18 million increase in costs incurred for legal and financial advisor expenses for the Company and its special committee associated with the review and consideration of the transaction proposed by Mossimo Giannulli for the acquisition of all of the companies remaining outstanding shares and pending litigation relating to the proposal. The increases in SG&A were offset primarily by decreases in non-executive officer salaries of $497,000 and travel expense of $486,000 as well as some operational improvements.

Selling, general and administrative expenses for the Modern Amusement segment for 2005 were $3.98 million compared to $2.80 million for the period of January 16, 2004 to December 31, 2004. The increase was primarily due to: (i) commissions of $257,000, (ii) sample costs of $199,000, (iii) outsourcing of $190,000,(iv) advertising and promotion of $248,000, (v) bad debts of $88,000,  and (vi) depreciation and amortization of $141,000. These increases were associated with the growth of the Modern Amusement brand.

The Modern Amusement segment is tested for goodwill impairment on an annual basis at the end of the fourth quarter. Due to the expected continuing investment in the Modern Amusement brand, the cash flow from this reporting segment is expected to be negative until 2008. In December 2005, a goodwill impairment loss of $212,000 was recognized in the Modern Amusement reporting segment. The fair value of that reporting segment was estimated using the expected present value of future cash flows.

Provision for income taxes increased from 2004 to 2005 by $465,000 due to an increase in income. The 2005 and 2004 provision for income taxes is comprised of a deferred provision of $1.7 million and $1.2 million, respectively, and a current provision of $509,000 and $612,000, respectively. The effective rate decreased to 32.3% in 2005 compared to 39.8% in 2004, the decrease in the rate was due to the reduction of the valuation allowance. As of December 31, 2005, the Company has approximately $10.2 million and $8.2 million of federal and state income tax net operating loss carry-forwards, respectively, available to offset future taxable income, which expires in various years through 2022.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues from Target were 79% and 88% of total revenues in 2004 and 2003, respectively. The change in 2004 was primarily due to the contribution to revenues of Modern Amusement, and the sale of our Mossimo branded products in Canada under a licensing and design services agreement with Hudson’s Bay Company for distribution through its Zellers stores exclusively in Canada. Total revenues for 2004 were $20.5 million compared to $19.9 million in 2003. The increase was primarily due to revenues of $1.82 million generated from Modern Amusement. Total revenue in 2004 increased by $0.6 million, or 3%

from 2003, and revenue from Target decreased 7% from 2003. The decrease in Target revenue was primarily due to reduced consumer purchases of Mossimo branded products in 2004 at Target stores.

Cost of sales in 2004 resulted entirely from Modern Amusement product sales. Cost of sales approximated 68% of sales. We experienced a low profit margin due to markdowns as the Company attempted to penetrate the wholesale distribution channel. Cost of sales included all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.

The major components of selling, general and administrative (SG&A) expenses were payroll, executive bonuses, commissions payable to a third party in connection with the Target agreement, and expenses incurred in connection with design related and business development activities such as travel, samples and artwork purchases, and free-lance artists, as well as facilities, legal, accounting, and insurance expenses. Our SG&A increased approximately $2.0 million or 16% from 2003 to 2004, principally due to the acquisition of Modern Amusement in January of 2004 and an increase in travel expense of $519,000 from 2003 primarily attributed to developing and marketing the Modern Amusement business. Selling, general and administrative expenses for the Modern Amusement segment for 2004 were $2.8 million. Although overall SG&A increased in 2004, executive bonuses decreased by $1.25 million in 2004 from 2003. Executive bonuses were reduced consistent with the Company’s comparative performance. These bonuses which are determined at the discretion of the Compensation Committee, in accordance with a performance criteria outlined in respective bonus plans, and are subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee, are estimated and accrued on a quarterly basis, with a final determination made by the Board of Directors at the end of each year. In the fourth quarter of 2004, management and the Compensation Committee concluded that the Company was not going to achieve its performance targets previously established in the bonus plan, and accordingly, accrued bonuses of approximately $1.13 million were reversed.

Provision for income taxes decreased from 2003 to 2004 by $92,000 due to a decrease in income. The 2004 and 2003 provision for income taxes are comprised of a deferred provision of $1.2 million and $1.1 million and a current provision of $612,000 and $766,000, respectively. The effective rate increased to 39.8% in 2004 compared to 29.1% in 2003. The 2003 tax effective tax rate included the benefit of foreign tax credits and alternative minimum tax credits that had previously been fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of December 31, 2005 consisted of $19.7 million of cash and cash equivalents, and $0.7 million of short-term restricted cash, as well as potential future cash flows from operations primarily resulting from the Target agreement. As of December 31, 2005 we had positive working capital of approximately $24.0 million compared to $14.3 million at December 31, 2004. The increase in working capital is due to increased earnings and associated collections and revenues from Target in the twelve months ended December 31, 2005. The increase in cash of $14.8 million was principally due to the sale of $4.8 million in investment securities and cash flow from operating activities of approximately $10.0 million.

Cash provided by operating activities includes primarily $4.7 million of net earnings, deferred income taxes of $1.5 million, accrued commissions of $130,000, and accrued bonuses of $3.3 million, primarily offset by a change in accounts receivable of $1.5 million. The change was primarily due to the increase in accrued revenue from Target, which increased accrued commissions payable to a third party and accrued bonuses.

Net cash provided by investing activities was primarily generated from the sale of securities of $4.8 million, classified as available-for-sale. Capital expenditures for the twelve months ended December 31, 2005 were $181,000.

Net cash used by financing activities was primarily generated from obtaining additional certificates of deposits in the amount of $313,000 used to secure letters of credit with foreign supplies for finished goods for Modern Amusement. Net cash provided by financing activities was generated from the exercise of stock options in the amount of $418,000.

The Company established a revolving line of credit with a bank in the amount of $300,000 in February 2004. The line of credit was established to open letters of credit with foreign suppliers for finished goods for Modern Amusement. The line of credit was increased to $400,000 in June of 2004, and subsequently increased to $500,000 in January of 2005 and increased again to $900,000 in May of 2005. The line of credit is secured by three certificates of deposit totaling approximately $726,000, which is recorded as restricted cash in our consolidated balance sheet. There is no expiration date for this line, and there are no covenants. There is a fee charged per letter of credit opened and closed. Open letters of credit at December 31, 2005 were approximately $875,000.

We have a commission obligation under an agreement with a third party for 15% of fees received from Target for the duration of the Target Agreement through January 2008, and for subsequent extensions if they are exercised by Target. Fees incurred under this obligation were $3.2 million in 2005 and $2.6 million in 2004.

In January 2004 we completed the acquisition of Modern Amusement and we amended our facility lease increasing our space from approximately 6,000 square feet to approximately 9,000 square feet, and extending the lease term thru July 2009. The expanded facility is intended to also accommodate Modern Amusement. The future annual obligation under the amended lease varies each year, starts at approximately $290,000 in 2004, increasing to $334,000 in 2008. The purchase price of the Modern Amusement assets of $375,000 was funded with existing cash. The expected cash requirements in 2006 for Modern Amusement are approximately $600,000, and is comprised mainly of selling, general, and administrative expenses. Most of this working capital will be satisfied through operating cash flows, and we do not expect to incur any significant capital expenditures.

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

The following table provides information related to our contractual cash obligations under various financial and commercial agreements (amounts in thousands):

	Payments Due by Period(s):
Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
Operating Leases(a)	$315	$657	$196	$—	$1,168
Other Long-Term Obligations(b), (c)	2,865	2,535	—	—	5,400
Total Contractual Cash Obligations	$3,180	$3,192	$196	$—	$6,568

Notes:

(a)           These amounts represent future minimum non-cancelable lease payments under an operating lease agreement through July 2009 for our office and design studio facilities in Santa Monica, California including the facilities for Modern Amusement.

(b)          These amounts include $900,000 per year under our employment agreement with Mossimo Giannulli, our Chairman and Co-Chief Executive Officer through January 2008, that provides for a $900,000 annual salary, plus a bonus which is determined at the discretion of the Board of Directors, in accordance with a performance criteria outlined in the Amended and Restated Mossimo Giannulli Bonus Plan, and is subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee under the Target Agreement. The future bonus amounts, if any, have been excluded because they are at the discretion of the Board of Directors and can not be determined.

These amounts also include $900,000 per year, commencing August 1, 2005, under our employment agreement with Edwin Lewis, our Co-Chief Executive Officer through August 1, 2006, that provides for a $900,000 annual salary, plus a bonus which is determined at the discretion of the Board of Directors, in accordance with a performance criteria outlined in the Amended and Restated Edwin Lewis bonus plan, and is subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee under the Target Agreement. The future bonus amounts, if any, have been excluded because they are at the discretion of the Board of Directors and can not be determined.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

DEFERRED TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred taxes primarily result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes. As of December 31, 2005, the Company has approximately $10.2 million, and $8.2 million of federal and state income tax net operating loss carry-forwards, respectively, available to offset future taxable income, which expires in various years through 2022. In accordance with the provisions of SFAS No. 109 the Company records a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. The Company monitors its profitability and considers the credit and collections risk of future fees under its agreements, particularly in connection with the Target Agreement. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

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

Over 50 percent of the value of the Company’s outstanding stock is owned by one stockholder. In 2005, 2004 and 2003, less than 60 percent of the Company’s income as defined was derived from license royalties, accordingly the Company is not classified as a personal holding company and is not subject to the personal holding company tax. The Company intends to continue to take appropriate measures to avoid being classified as a personal holding company in future years. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in the future.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of earnings. SFAS No. 123R is effective for the Company on January 1, 2006. Accordingly, the Company will adopt SFAS No. 123R in our first quarter of 2006. See Note 1 Summary of Business Description and Significant Accounting Policies—Stock-Based Compensation for the pro forma effects of how SFAS No. 123R would have affected results of operations in 2005, 2004 and 2003. We are currently assessing the impact this prospective change in accounting guidance will have on our financial condition and results of operations, but we believe that the impact will not be material.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages F-1 through F-18 of this report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Based on their evaluation as of December 31, 2005, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There are no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company’s Proxy Statement for its 2006 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s Proxy Statement for its 2006 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s Proxy Statement for its 2006 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company’s Proxy Statement for its 2006 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s Proxy Statement for its 2006 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and is incorporated herein by reference.

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements—see Index to Financial Statements on page 26.

(2) List of Financial Statement Schedules—None

(b) List of Exhibits

The exhibits listed in the accompanying Index of Exhibits are filed as part of this Form 10-K.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Specimen certificate of shares of Common Stock of the Registrant(1)
10.1*	Registrant’s 1995 Stock Plan(1)
10.2*	Registrant’s 1995 Directors Stock Option Plan(1)
10.3	Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and Target Stores, a division of Target Corporation(2)
10.3.1	Amendment to License and Design Services Agreement, dated February 1, 2002(7)
10.3.2	Consent of Assignment and Amendment to License and Design Services Agreement dated February 2, 2003(8)
10.3.3	Amendment to License and Design Services Agreement dated June 20, 2003(9)
10.5	Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and Cherokee Inc.(2)
10.6	Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC(3)
10.6.1	First Amendment to Office Lease dated June 26, 2002(9)
10.6.2	Second Amendment to Office Lease dated January 1, 2004(10)
10.7	Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin S.P.A. and Target Stores(4)
10.8*	Amended and Restated Employment Agreement between the Registrant and Mossimo Giannulli dated February 1, 2002(7)
10.8.1*	Amendment Number One to the Mossimo Giannulli Employment Agreement, dated September 23, 2002(6)
10.8.2	Amendment Number Two to the Mossimo Giannulli Employment Agreement, dated March 18, 2002(8)
10.9	Amended and Restated Mossimo Giannulli Bonus Plan(11)
10.10	Amended and Restated Edwin Lewis Bonus Plan(11)
10.11	2005 Stock Option Plan(11)
10.12	Form of Stock Option Agreement for 2005 Stock Option Plan(11)
14.1	Code of Ethics
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.2	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.3	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.1	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.2	Certification of Principal Executive Officer as required by Rule 13a - 14(b) of the Securities Act of 1934
32.3	Certification of Principal Financial Officer as required by Rule 13a - 14(b) of the Securities Act of 1934

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

(6)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.

(7)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003.

(9)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003.

(10)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)   Incorporated by reference from the Registrant’s Form 8-K dated December 15, 2005.

*                    Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2006.

MOSSIMO, INC.
By:	/s/ MOSSIMO GIANNULLI
Mossimo Giannulli CO-CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 2006.

/s/ MOSSIMO GIANNULLI	Chairman of the Board and Co-Chief Executive Officer
Mossimo Giannulli
/s/ EDWIN LEWIS	Vice Chairman, President, and Co-Chief Executive Officer
Edwin Lewis
/s/ VICKEN FESTEKJIAN	Chief Financial Officer (Principal Accounting Officer)
Vicken Festekjian
/s/ ROBERT MARTINI	Director
Robert Martini
/s/ WILLIAM HALFORD	Director
William Halford
/s/ BRYANT RILEY	Director
Bryant Riley

MOSSIMO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mossimo, Inc.:

We have audited the accompanying consolidated balance sheets of Mossimo, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mossimo, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
March 24, 2006

MOSSIMO, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,658	$4,903
Restricted cash	726	413
Investments	—	4,800
Accounts receivable, net	4,372	2,908
Merchandise inventory	101	539
Deferred income taxes	4,004	1,869
Prepaid expenses and other current assets	388	436
Total current assets	29,249	15,868
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	893	1,117
DEFERRED INCOME TAXES	1,923	6,068
GOODWILL	—	212
TRADENAME	90	112
OTHER ASSETS	79	96
	$32,234	$23,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$884	$352
Accrued liabilities	503	809
Accrued commissions	388	258
Accrued bonuses	3,458	206
Total current liabilities	5,233	1,625
DEFERRED RENT	128	135
Total liabilities	5,361	1,760
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001; authorized shares 3,000,000; no shares issued or outstanding	—	—
Common stock, par value $.001; authorized shares 30,000,000; issued and outstanding 15,828,754 at December 31, 2005 and 15,738,442 at December 31, 2004	15	15
Additional paid-in capital	40,222	39,763
Accumulated deficit	(13,364)	(18,065)
Net stockholders’ equity	26,873	21,713
	$32,234	$23,473

See accompanying notes to consolidated financial statements

MOSSIMO, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Revenue from license royalties and design service fees	$24,298	$18,714	$19,895
Product sales	6,730	1,821	—
Total revenues	31,028	20,535	19,895
Operating expenses:
Cost of product sales	3,993	1,241	—
Selling, general and administrative	20,294	14,843	12,834
Goodwill impairment loss	212	—	—
Settlement costs of disputed commissions	—	71	643
Total operating expenses	24,499	16,155	13,477
Operating earnings	6,529	4,380	6,418
Interest income	420	104	23
Earnings before income taxes	6,949	4,484	6,441
Income taxes	2,248	1,783	1,875
Net earnings	$4,701	$2,701	$4,566
Net earnings per common share:
Basic	$0.30	$0.17	$0.29
Diluted	$0.30	$0.17	$0.29
Weighted average common shares outstanding:
Basic	15,751	15,738	15,613
Diluted	15,784	15,759	15,658

See accompanying notes to consolidated financial statements

MOSSIMO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE, December 31, 2002	15,488	$15	$38,797	$(25,332)	$13,480
Exercise of stock options	250	—	749	—	749
Income tax benefit from exercise of stock options	—	—	217	—	217
Net earnings	—	—	—	4,566	4,566
BALANCE, December 31, 2003	15,738	15	39,763	(20,766)	19,012
Net earnings	—	—	—	2,701	2,701
BALANCE, December 31, 2004	15,738	15	39,763	(18,065)	21,713
Exercise of stock options	90		418		418
Income tax benefit from exercise of stock options			41		41
Net earnings	—	—	—	4,701	4,701
BALANCE, December 31, 2005	15,828	$15	$40,222	$(13,364)	$26,873

See accompanying notes to consolidated financial statements

MOSSIMO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,701	$2,701	$4,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	427	329	257
Inventory write-down	328	—	—
Deferred rent	(7)	—	—
Provision for bad debt	88
Deferred income taxes	1,458	1,171	1,109
Goodwill impairment	212
Changes in:
Restricted cash	—	4,585	(4,585)
Accounts receivable	(1,552)	(876)	(81)
Merchandise inventory	110	(539)	—
Prepaid expenses and other current assets	48	(154)	(158)
Other assets	17	154	(152)
Accounts payable	532	(173)	(407)
Accrued liabilities	287	(569)	181
Accrued commissions	130	(4,993)	2,590
Accrued bonuses	3,252	94	(953)
Net cash provided by operating activities	10,031	1,730	2,367
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	4,800	3,950	—
Purchases of available-for-sale securities	—	(3,750)	(5,000)
Payments for acquisition of property and equipment	(181)	(946)	(129)
Acquisition of Modern Amusement	—	(375)	—
Net cash provided by (used in) investing activities	4,619	(1,121)	(5,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash—certificates of deposit	(313)	(413)	—
Proceeds from issuance of common stock	418	—	749
Payments of loan payable	—	—	(1,066)
Net cash provided by (used in) financing activities	105	(413)	(317)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,755	196	(3,079)
CASH AND CASH EQUIVALENTS, beginning of year	4,903	4,707	7,786
CASH AND CASH EQUIVALENTS, end of year	$19,658	$4,903	$4,707
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$—	$—	$10
Cash paid during the year for state income taxes	$415	$60	$640

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

In May 2002, the Company entered into an agreement with Hudson’s Bay Company. Under the agreement, the Company provided product design services, and granted a license for the Mossimo trademark to Hudson’s Bay Company exclusively in Canada, in return for license royalties and design service fees. Hudson’s Bay Company collaborated on product design, and was responsible for manufacturing, importing, marketing, advertising, selling and distributing merchandise bearing the Mossimo trademark. The initial term of the agreement was three years beginning in May 2002. The agreement expired in May of 2005, we expect to receive royalty payments through the third quarter of 2006. There are no plans to renew the agreement.

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

REVENUE RECOGNITION

Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products. During the periods presented herein, a substantial amount of the Company’s revenue from license royalties and design fees were generated under the Target Agreement under a rate that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company’s revenues from Target decrease as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company’s calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company’s calendar year due to the declining rates in the Target Agreement. Revenue from license royalties and design service fees are generally collected on a quarterly basis, and they range from one percent to five percent of sales, as defined in the respective agreements.

Modern Amusement recognizes wholesale operations revenue from the sale of merchandise when products are shipped, FOB Modern Amusement’s distribution facilities, and the customer takes title and assumes risk of loss, collection is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include temporary investment of cash in liquid interest bearing accounts with original maturities of 30 days or less.

INVESTMENTS

Short-term investments, which consist of market auction rate preferred securities are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses, interest and dividends are included in interest income. The fair value of the short-term investments approximated cost at December 31, 2004. There were no investments on hand at December 31, 2005.

INVENTORIES

We maintain inventories for the Modern Amusement segment of our business. Inventories are valued at the lower of cost (first-in, first-out) or market. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ inventory. Market value of non-current inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. During 2005, the company wrote-down certain inventories by $328,000 to their net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, which is generally three to seven years for furniture, fixtures, and equipment. Amortization of leasehold improvements is calculated using the straight line method over the shorter of its useful life or the remaining term of the lease. The Company evaluates the impairment of long-lived assets when certain triggering events occur. If such assets are determined to be impaired, a write-down to fair market value is recorded.

GOODWILL AND TRADENAME

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SEGMENTS

The Company operates in two business segments: Mossimo and Modern Amusement (Modern). In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company’s principal segments are divided between the generation of revenues from products and royalties. The Mossimo segment derives its revenues from royalties associated from the use of its brand names primarily with Target. The Modern segment derives its revenues from the design, and distribution of apparel to department stores and other retail outlets, principally throughout the United States.

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

If compensation expense was determined based on the fair value method, the Company’s net earnings and net earnings per share would have resulted in the approximate pro forma amounts indicated below for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

	2005	2004	2003
	(in thousands, except for per share data)
Net earnings as reported	$4,701	$2,701	$4,566
Add: Stock-based employee compensation expense included in reported net earnings	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method	(63)	(305)	(298)
Pro forma net earnings	$4,638	$2,396	$4,268
Earnings per share:
Basic—as reported	$0.30	$0.17	$0.29
Basic—pro forma	$0.29	$0.15	$0.27
Diluted—as reported	$0.30	$0.17	$0.29
Diluted—pro forma	$0.29	$0.15	$0.27

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 2005, 2004 and 2003, assuming risk-free interest rates of approximately 4.43 percent, 3.7 percent, and 1.9 percent, respectively; volatility of approximately 80 percent, 45 percent, and 50 percent, respectively; zero dividend yield; and expected lives of five years for all periods.

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

COMPUTATION OF PER SHARE AMOUNTS

Basic and diluted earnings per share are computed using the methods prescribed by SFAS 128, “Earnings per Share.” Basic income per share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential dilutive common share equivalents outstanding during the period. The computation of diluted earnings per share does not assume the exercise of securities that would have an anti-dilutive effect.

The computation of basic and diluted earnings per common share for income from continuing operations is as follows (in thousands, except per share data):

	2005	2004	2003
	(in thousands, except for per share data)
Income available to common shareholders—basic and diluted	$4,701	$2,701	$4,566
Basic weighted average common shares	15,751	15,738	15,613
Incremental shares related to stock options	33	21	45
Diluted weighted average common shares	15,784	15,759	15,658
Net earnings per share:
Basic earnings per common share	$0.30	$0.17	$0.29
Diluted earnings per common share	$0.30	$0.17	$0.29
Potential common shares excluded from diluted earnings per share since their effect would be antidilutive—stock options	342	468	554

IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. SFAS No. 123R is effective for the Company on January 1, 2006. Accordingly, the Company will adopt SFAS No. 123R in our first quarter of 2006. See Note 1 Summary of Business Description and Significant Accounting Policies—Stock-Based Compensation for the pro forma effects of how SFAS No. 123R would have affected results of operations in 2005, 2004 and 2003. We are currently assessing the impact this prospective change in accounting guidance will have on our financial condition and results of operations, but we believe that the impact will not be material.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.

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

RECLASSIFICATIONS

Certain reclassifications have been made to conform to current year presentation. These reclassifications have no impact on reported net earnings.

2.                 BUSINESS ACQUISITION

On January 16, 2004, Mossimo, Inc. acquired substantially all the assets of Modern Amusement LLC through a wholly owned subsidiary, Modern Amusement for cash. Modern Amusement designs, merchandises, sources, markets, sells and distributes wholesale apparel and related accessories for young men and young women. The “Modern Amusement” registered brand is principally focused on premium west coast-lifestyle apparel and related accessories. The products are offered at moderate to upper price points through traditional specialty store and higher-end department store distribution channels. The purpose of the acquisition was to diversify the Company’s current design and licensing business of its Mossimo brand product through mass retail distribution channels. The acquisition was accounted for as a purchase whereby the purchase price was allocated to the assets acquired based on fair values. The excess purchase price over the amount allocated to the assets acquired has been allocated to goodwill, in the accompanying consolidated balance sheet at December 31, 2005. In the fourth quarter of 2004, the Company completed the appraisal of Modern Amusement, and allocated $112,000 of the purchase price to tradename, an amortizable intangible asset with a 10-year life. The amortization will be recorded ratably over the 10-year period. The following table summarizes the fair values of the assets acquired at the date of acquisition. Pro forma information is not presented as the impact of this acquisition on the consolidated financial statements is not material.

Net current assets	$25
Property and equipment	20
Goodwill	212
Trade Name	112
Other assets	6
Assets acquired	$375

The Modern Amusement segment is tested for goodwill impairment on an annual basis at the end of the fourth quarter. Due to the expected continuing investment in the Modern Amusement brand, the cash flow from this reporting segment is expected to be negative until 2008. In December 2005, a goodwill impairment loss of $212,000 was recognized in the Modern Amusement reporting segment. The fair value of that reporting segment was estimated using the expected present value of future cash flows.

The Company also tested the Modern Amusement tradename for impairment. Based on our testing in accordance with FASB Statement No. 144, the tradename was not deemed impaired. The tradename will continue to be amortized over its remaining useful life.

3.                 MAJOR CUSTOMER AND ACCOUNTS RECEIVABLE

A substantial amount of the Company’s revenue and accounts receivable are derived under the Target Agreement. The accounts receivable are held without collateral, and are subject to normal credit risk assumed by the Company. Revenue from license royalties and design service fees from Target were approximately 69% in 2005, 79% in 2004, and 88% in 2003, of total revenue. Accounts receivable from target for 2005 and 2004 were 58% and 59%, respectively, of total accounts receivable.

Modern Amusement extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the consolidated balance sheets, consists of amounts due from customers net of allowance for doubtful accounts. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions.  The write-off for bad debts in 2005 was approximately $88,000.

4.                 CREDIT FACILITY WITH BANK

The Company established a revolving line of credit with a bank in the amount of $300,000 in February 2004. The line of credit was established to open letters of credit with foreign suppliers for finished goods for Modern Amusement. The line of credit was increased to $400,000 in June of 2004, and subsequently increased to $500,000 in January of 2005 and increased again to $900,000 in May of 2005. The line of credit is secured by three certificates of deposit totaling approximately $726,000. There is no expiration date for this line, and there are no covenants. There is a fee charged per letter of credit opened and closed. Open letters of credit at December 31, 2005 were approximately $875,000.

5.                 INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

	2005	2004	2003
	(IN THOUSANDS)
Current:
Federal	$209	$40	$162
State	581	572	604
	790	612	766
Deferred:
Federal	1,502	1,481	1,032
State	(44)	(310)	77
	1,458	1,171	1,109
Total provision for income taxes	$2,248	$1,783	$1,875

The provision for income taxes may differ from the amount of tax determined by applying the federal statutory rate of 34% to pretax earnings. The components of this difference consist of the following for the years ended December 31:

	2005	2004	2003
	(IN THOUSANDS)
Provision on earnings at federal statutory tax rate	$2,380	$1,518	$2,198
State tax provision, net of federal tax effect	705	260	375
Decrease in valuation allowance	(862)	—	—
Other, including alternative minimum tax	25	5	(698)
Total provision for income taxes	$2,248	$1,783	$1,875

Significant components of the Company’s deferred income taxes are as follows as of December 31, 2005 and 2004:

	2005	2004
	(IN THOUSANDS)
Deferred income tax assets:
Net operating loss carry-forwards	$3,947	$7,631
Related party accrued salary	665	—
Foreign tax credits	371	314
Alternative minimum tax credit	718	521
State minimum tax credit	66	20
Other	405	6
Total	6,172	8,492
Less valuation allowance	(245)	(555)
Total net deferred tax asset	$5,927	$7,937
Current portion	$4,004	$1,869
Long-term portion	1,923	6,068
Total net deferred tax asset	$5,927	$7,937

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

As of December 31, 2005, the Company has approximately $10.2 million, and $8.2 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income, which expire in various years through 2022.

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

Over 50 percent of the value of the Company’s outstanding stock is owned by one stockholder. In 2005, 2004 and 2003, less than 60 percent of the Company’s income as defined was derived from license royalties, accordingly the Company is not classified as a personal holding company and is not subject to the personal holding company tax. The Company intends to continue to take appropriate measures to avoid being classified as a personal holding company in future years. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company in the future.

6.                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2005	2004
	(IN THOUSANDS)
Furniture and fixtures	$486	$420
Leasehold improvements	1,365	1,282
Equipment	454	422
	2,305	2,124
Accumulated depreciation and amortization	1,412	1,007
	$893	$1,117

7.                 EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees, and providing for matching contributions by the Company, as defined in the plan. Contributions made to the plan were $13,600 in 2005, $13,300 in 2004 and $14,000 in 2003.

8.                 COMMITMENTS AND CONTINGENCIES

The Company leases its office and design studio under an operating lease agreement effective through July 2009, providing for annual lease payments of approximately $315,000 in 2006, $324,000 in 2007, $334,000 in 2008, and $196,000 in 2009. Rent expense was approximately $380,000 in 2005, $384,000 in 2004 and $260,000 in 2003.

The Company has a bonus program with its two top executives. Under this program bonuses payable to the Co-Chief Executive Officers’ are determined at the discretion of the Compensation Committee of the Board of Directors, are subject to approval by the Board of Directors, and can not exceed a formula based on a percentage of fees paid by Target to the Company, as defined in the respective bonus plans of these two officers. Bonus expense in connection with the bonus plans of these two officers was $3,340,000 in 2005, $607,000 in 2004 and $1,854,000 in 2003.

We had a dispute over the commissions payable to a third party which relate to our agreement with Target. In June 2003, we had deposited with the court approximately $4,585,000 which was classified as restricted cash. The dispute was resolved in the second quarter of 2004, and the funds were distributed to the third party. As part of the settlement the Company is required to pay a fee to the third party of fifteen percent of applicable revenues from the Target agreement. Fees incurred under this arrangement were $3.2 million in 2005, $2.6 million in 2004 and $2.6 million in 2003. Under this agreement, we have a commission obligation for 15% of fees received from Target for the duration of the Target agreement thru January 2008, and for subsequent extensions if they are exercised by Target. The future commissions are based on the minimum royalty and design fee payment from target of approximately $9.6 million through January 2008.

9.                 STOCKHOLDERS’ EQUITY

The Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the “1995 Plan”), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and to certain advisors or consultants to the Company. A total of 1,500,000 shares have been reserved for issuance under the 1995 Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant. In April 2000, the Company amended the 1995 Plan so that an optionee’s vesting in such options automatically terminates when the optionee’s employment with the Company is terminated for reasons other than retirement, disability or death. As of December 31, 2005 there were no shares of common stock under the 1995 Plan that were available for future grant.

The Company’s Non-Employee Directors Stock Option Plan (the “Directors Plan”) provides for the automatic grant to each of the Company’s non-employee directors of (i) an option to purchase 30,000 shares of common stock on the date of such director’s initial election or appointment to the Board of Directors and (ii) an option to purchase 3,000 shares of common stock on each anniversary thereof on which the director remains on the Board of Directors. A total of 250,000 shares have been reserved under the Directors Plan. Options granted thereunder have an exercise price equal to the fair market value of the common stock on the date of grant. As of December 31, 2005 there were no shares of common stock under the Directors Plan that were available for future grant.

Changes in shares under option for the 1995 Plan and the Directors Plan (the “Plans”) are summarized as follows for the years ended December 31,

	2005		2004		2003
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding, beginning of year	685,310	$5.90	625,310	$7.23	992,075	$7.34
Granted	36,000	5.43	210,000	3.77	549,000	4.13
Exercised	(90,312)	4.60	—	—	(250,400)	3.40
Canceled/forfeited	(81,667)	4.15	(150,000)	8.43	(665,365)	6.06
Outstanding, end of year	549,331	6.41	685,310	5.90	625,310	7.23
Options exercisable, end of year	423,331		475,310		281,000
Weighted average fair value of options granted during the year		$3.88		$1.80		$2.18

Outstanding stock options for the Plans at December 31, 2005 consist of the following:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/2005	Life	Price	at 12/31/2005	Price
$0.88 - $1.88	36,000	4.32	$1.71	36,000	$1.71
$2.50 - $3.50	60,000	7.69	3.24	36,667	3.14
$3.80 - $5.43	313,021	6.84	4.63	210,354	4.75
$6.42 - $9.61	100,000	5.55	8.35	100,000	8.35
$10.63 - $25.38	40,310	0.64	23.43	40,310	23.43
	549,331	6.08	6.34	423,331	6.98

The Company adopted the Mossimo, Inc 2005 stock Option Plan (the “2005 Plan) to replace the 1995 Plan and the Directors Plan both of which terminated as of December 31, 2005. The 2005 Plan provides for the grant of stock options to certain officers, key employees and non-employee directors. A total of 1,500,000 shares have been reserved for issuance under the 2005 Plan. Options granted under the 2005 Plan will have an exercise price equal to the fair market value of the common stock on the date of grant. Options will be exercisable in accordance with vesting schedules to be established by the Compensation Committee. As of December 31, 2005, no options have been granted under the 2005 Plan.

10.          SEGMENT INFORMATION

The Company operates in two business segments: Mossimo (design and licensing service) and Modern Amusement (Modern) (wholesale men’s apparel). The following tables summarize various financial amounts for each of our business segments (in thousands):

Year ended December 31, 2005	Mossimo	Modern	Total
Revenues	$24,298	$6,730	$31,028
Gross Profit	—	2,737	2,737
Depreciation and Amortization	186	241	427
Selling, general and administrative expenses	16,315	3,979	20,294
Goodwill impairment loss	—	212	212
Operating Income (loss)	7,983	(1,454)	6,529
Interest Income	420	—	420
Total Assets	29,280	2,954	32,234

Year ended December 31, 2004	Mossimo	Modern	Total
Revenues	$18,714	$1,821	$20,535
Gross Profit	—	580	580
Depreciation and Amortization	229	100	329
Selling, general and administrative expenses	12,041	2,802	14,843
Operating Income (loss)	6,601	(2,221)	4,380
Interest Income	104	—	104
Total Assets	20,753	2,720	23,473

The following information should be considered when reading the above table (in thousands):

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

•       During 2003, the Company operated only the Mossimo segment.

•       Gross profit is derived by reducing sales of the Modern segment of $6,730 by $3,993 of cost of sales to arrive at a gross profit of approximately $2,737 for 2005. For 2004, sales of the Modern segment were $1,821 reduced by cost of sales of $1,241 to arrive at a gross profit of approximately $580.

•       Operating expenses that have a direct correlation to each segment have been recorded in each respective segment.

11.          VALUATION AND QUALIFYING ACCOUNTS

As of December 31, 2005 and 2004 there is no allowance for doubtful accounts or sales returns recorded for the Mossimo segment. Changes in the allowances for doubtful accounts, and for sales returns and markdowns for 2002 were as follows:

		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING	COSTS AND		AT END OF
	PERIOD	EXPENSES	DEDUCTIONS	PERIOD
	(IN THOUSANDS)
Year ended December 31, 2002—Note (a):
Allowance for doubtful accounts	$207	$—	$(207)	$—
Allowance for sales returns and markdowns	6,229	—	(6,229)	—

Note (a): Deductions reflect the write-off of accounts previously reserved.

As of December 31, 2005 and 2004 there was an allowances for doubtful accounts for the Modern segment. Changes in the allowances for doubtful accounts for 2005 for the Modern segment were as follows:

	BALANCE AT	ADDITIONS		BALANCE
	BEGINNING	CHARGED TO		AT END OF
	PERIOD	EXPENSE	DEDUCTIONS	PERIOD
	(IN THOUSANDS)
Year ended December 31, 2004:
Allowance for doubtful accounts	$—	$22	$—	$22
Year ended December 31, 2005:
Allowance for doubtful accounts	$22	$88	$—	$110

12.          UNAUDITED INTERIM FINANCIAL INFORMATION

The following tables set forth certain selected interim financial data for the Company by quarter for the years ended December 31, 2005 and 2004.

	YEAR ENDED DECEMBER 31, 2005
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	YEAR
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues	$8,664	$9,045	$6,771	$6,548	$31,028
Earnings before income taxes(b)	3,081	3,076	755	37	6,949
Provision for income taxes	1,260	848	118	22	2,248
Net earnings	1,821	2,228	637	15	4,701
Net earnings per share:
Basic	$0.12	$0.14	$0.04	$0.00	$0.30
Diluted	0.12	0.14	0.04	0.00	0.30

	YEAR ENDED DECEMBER 31, 2004
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	YEAR
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues	$6,236	$6,208	$4,934	$3,157	$20,535
Earnings (loss) before income taxes(b)	2,037	1,687	(175)	935	4,484
Provision (benefit) for income taxes	847	680	(50)	306	1,783
Net earnings (loss)	1,190	1,007	(125)	629	2,701
Net earnings (loss) per share:
Basic	$0.08	$0.06	$(0.01)	$0.04	$0.17
Diluted	0.08	0.06	(0.01)	0.04	0.17

Note (a): Included in the fourth quarter of 2005 is an impairment loss of goodwill in the amount of $212,000.

Note (b): Earnings (loss) before income taxes in the fourth quarter of 2004 reflects a reversal of accrued bonuses of $1.13 million.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Registrant(1)
3.2	Bylaws of the Registrant(1)
4.1	Specimen certificate of shares of Common Stock of the Registrant(1)
10.1*	Registrant’s 1995 Stock Plan(1)
10.2*	Registrant’s 1995 Directors Stock Option Plan(1)
10.3	Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and Target Stores, a division of Target Corporation(2)
10.3.1	Amendment to License and Design Services Agreement, dated February 1, 2002(7)
10.3.2	Consent of Assignment and Amendment to License and Design Services Agreement dated February 2, 2003(8)
10.3.3	Amendment to License and Design Services Agreement dated June 20, 2003(9)
10.5	Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and Cherokee Inc.(2)
10.6	Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC(3)
10.6.1	First Amendment to Office Lease dated June 26, 2002(9)
10.6.2	Second Amendment to Office Lease dated January 1, 2004(10)
10.7	Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin S.P.A. and Target Stores(4)
10.8*	Amended and Restated Employment Agreement between the Registrant and Mossimo Giannulli dated February 1, 2002(7)
10.8.1*	Amendment Number One to the Mossimo Giannulli Employment Agreement, dated September 23, 2002(6)
10.8.2	Amendment Number Two to the Mossimo Giannulli Employment Agreement, dated March 18, 2002(8)
10.9	Amended and Restated Mossimo Giannulli Bonus Plan(11)
10.10	Amended and Restated Edwin Lewis Bonus Plan(11)
10.11	2005 Stock Option Plan(11)
10.12	Form of Stock Option Agreement for 2005 Stock Option Plan(11)
14.1	Code of Ethics
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.2	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934

31.3	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.1	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.2	Certification of Principal Executive Officer as required by Rule 13a - 14(b) of the Securities Act of 1934
32.3	Certification of Principal Financial Officer as required by Rule 13a - 14(b) of the Securities Act of 1934

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

(6)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.

(7)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003.

(9)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003.

(10)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)   Incorporated by reference from the Registrant’s Form 8-K dated December 15, 2005.

*                    Indicates a management contract or compensatory plan or arrangement.