Form 10-K/A
period 2005-12-31
MOSSIMO INC
filed 2006-05-01
CIK 1005181

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

As of March 31, 2006, the Company entered into an agreement and plan of merger by and among the Company, Iconix Brand Group, Inc., Moss Acquisition Corp., a wholly-owned subsidiary of Iconix, and Mossimo Giannulli, the Chairman and Co-Chief Executive Officer and 64.6% stockholder of the Company.  Pursuant to the agreement, the Company expects to merge with and into Moss Acquisition Corp. which would be the surviving company.  The proposed merger is described in Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS and in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.

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

LICENSING

Domestic Licensing

The Company entered into a multi-year licensing and design services agreement with Target in March 2000 which was subsequently amended in April 2002, and in February, June 2003 and March, 2006 (hereinafter referred to as the “Target Agreement”). Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo branded products sold in the United States. The Company, therefore can not enter into any other wholesale or retail licensing agreements in the United States with respect to the Mossimo brand.

Under the Target Agreement, the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on product design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target licensed product line.

The Company and Target Brands, Inc. restated the Target Agreement as of March 31, 2006.  A copy of the restated Target Agreement is attached as Exhibit 10.13 to this Amendment No. 1 to Mossimo’s Annual Report on Form 10-K and is incorporated herein by reference.  The description of the Target Agreement in this amended annual report is qualified in its entirety by reference to the full text of the Target Agreement attached as Exhibit 10.13.

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

DEPENDENCE ON THE TARGET STORES LICENSE WHICH ACCOUNTED FOR 69% OF OUR CONSOLIDATED REVENUES IN 2005.

The Company’s revenues under the Target Agreement commenced in November 2000, and represented 69% in 2005, 79% in 2004, and 88% in 2003, of total consolidated revenue. The Company expects that its revenues under the Target Agreement will continue to represent a significant portion of the Company’s total revenues during the remaining term of the Target Agreement, which has been extended through 2010. Because the amount of the Company’s revenues under the Target Agreement are dependent on the sales of Mossimo branded products in Target stores, the Company’s revenue potential is impacted by the number of Target stores and the patronage at these stores, and Target’s ability and/or commitment to manufacture and market Mossimo branded products. Termination or non-extension of the Target Agreement, or a material adverse change in the business of Target stores, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The term of the Amended Target Agreement currently extends until 2010 and, unless Target stores gives us one year’s advance notice of its intention to terminate the agreement, the Agreement will continue to automatically renew provided that

Target stores has paid a minimum guaranteed royalty equal to or greater than $9.6 million for the preceding fiscal year. If Target stores elects to terminate the agreement, effective after 2010 or at any other time, it would have a material adverse effect on our business, financial condition, cash flows and results of operations. There can be no guarantee that we would be able to replace the Target stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Mossimo brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target stores. Nonetheless, we could suffer substantially decreased royalty revenues under the Target Agreement if Target were to reduce its sale of Mossimo branded products while continuing to pay the minimum royalties required under the agreement.

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

On April 12, 2006, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles entitled Laborers’ Local #231 Pension Fund vs. Mossimo, Inc. et al. The lawsuit alleges that the Company and its board of directors breached their fiduciary duties and engaged in self-dealing in approving the merger agreement with Iconix Brand Group, Inc. and seeks, among other relief, to enjoin the proposed merger of the Company with Iconix, the rescission of any agreements entered into in connection with the proposed merger, and costs, including attorney’s fees. The Company and its directors believe the allegations in the complaint are without merit and intend to defend the claims vigorously.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2005, the Company held its Annual Meeting of Shareholders. The following are the results of the various proposals submitted for stockholder approval:

		For	Withheld
a.	Election of Directors
	Mossimo G. Giannulli	12,951,253	2,238,004
	Edwin H. Lewis	12,951,253	2,241,004

		For	Against	Abstain
b.	Amended and Restated Mossimo Giannulli Bonus Plan	10,906,110	2,316,261	25,620
c.	Amended and Restated Edwin Lewis Bonus Plan	10,944,659	2,278,375	24,960
d.	Mossimo, Inc. 2005 Stock Option Plan	10,874,141	2,348,239	25,614

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

Revenues

Under the Target Agreement, we earn fees based on percentage of Target stores net sales of Mossimo branded products. The percentage we earn varies according to the volume of sales. The contract year for Target sales was from February 1st to January 31st. We earn 4% on the first $100 million of sales, 21/4% on $100 million to $500 million of sales, and 1% on sales above $500 million each year. As a result, our revenues from license royalties and design service fees are highest at the beginning of each contract year and decrease throughout each year as Target reaches the specific retail thresholds. Therefore, the amount of the royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same year.

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

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board Of Directors

The following tables set forth the name and age of each director of the Company, the principal occupation of each during the past five years, and the year each began serving as a director of the Company:

Name	Principal Occupation During Last Five Years	Age
MOSSIMO G. GIANNULLI	Mr. Giannulli founded the Company’s business in 1987 and has been Chairman of the Board since the Company’s formation in 1988. Mr. Giannulli has served as the Company’s Chief Executive Officer from March 28, 2000 to 2004 when he became Co-Chief Executive Officer. Mr. Giannulli was the Company’s President from March 28, 2000 to March 20, 2002, and from the Company’s formation in 1988 to March 4, 1998.	42
EDWIN H. LEWIS

Mr. Lewis has served as a director of the Company and as the Company’s President and Vice Chairman since March 20, 2002. In 2004, Mr. Lewis was appointed Co-Chief Executive Officer. Previously, Mr. Lewis served as the Company’s Chief Executive Officer and a director from November 30, 1998 to March 28, 2000. Mr. Lewis worked for Tommy Hilfiger, Inc. from December 1991 through February 1996 where he held the positions of Vice-Chairman and Chief Executive Officer. Before joining Tommy Hilfiger, Mr. Lewis worked for Polo Ralph Lauren from 1973 through December 1991 where he held various positions including Executive Vice President and President of Ralph Lauren Womenswear.

		55
BRYANT R. RILEY	Mr. Riley has served as director of the Company since November 2005. Mr. Riley has been the chief executive officer and chairman of the board of B. Riley and Co., Inc., an investment banking firm since 1996, and the chief executive officer and chairman of the board of Riley Investment Management, a registered investment management company since 2000. Mr. Riley is also a director of Alliance Semiconductor, Inc., Aldila, Inc. and Celeritek, Inc.	39
ROBERT MARTINI	Mr. Martini has served as a director of the Company since October, 1996. Mr. Martini served as the Chairman of the Board of Directors of AmerisourceBergen Corporation (NYSE:ABC) from August 2001 to March 2004. Prior to August 2001, Mr. Martini was a 40-year veteran of Bergen Brunswig Corporation, where he held several management positions including Chairman of the Board of Directors and served as interim Chief Executive Officer from 1999 to August 2001 and Chief Executive Officer from 1990 to 1997.	73
WILLIAM R. HALFORD

Mr. Halford has served as a director of the Company since April 2000. Mr. Halford is the President and Chief Executive Officer of Bixby Land Company. From January 2001 to January 2006, Mr. Halford served as President of Office Properties, a division of The Irvine Company, which develops, leases and operates a 22 million square foot office and flex tech real estate portfolio. From July 1996 to January 2001, Mr. Halford served as President of the Irvine Office Company, a division of The Irvine Company, which developed, leased and operated a seven million square foot office real estate portfolio. From August 1995 to June 1996, Mr. Halford served as Vice President General Manager of The Irvine Company. Before joining The Irvine Company, Mr. Halford was Vice President of Leasing and Marketing for PM Realty Group’s Western Division from January 1994 to July 1995.

		45

Independence of Directors

Our Board of Directors has determined that the majority of our Board is comprised of “independent directors” within the meaning of applicable Nasdaq listing standards. Our independent directors are the following: William R. Halford, Robert Martini and Bryant R. Riley. In connection with the proposed merger of the Company with a subsidiary of Iconix Brand Group, Inc., or an alternative strategic transaction, the Company has agreed to pay B. Riley & Co., Inc. a fee of $600,000 for investment banking services.  Mr. Riley is the chairman and chief executive officer of B. Riley & Co., Inc. and would not be considered an “independent director” under the applicable NASDAQ standards upon payment of the transaction fee.

Committees and Meetings of the Board of Directors

The Board of Directors held seven meetings during 2005. The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each director attended at least 75% of the aggregate of the total number of meetings of our Board of Directors held during 2005 and of the total number of meetings held during 2005 by all committees of our Board of Directors on which that director served.

Audit Committee.   The Audit Committee is currently comprised of William R. Halford (Chairman), Robert Martini and Bryant R. Riley. The Audit Committee provides oversight of our financial, accounting and reporting processes, our system of internal accounting and financial controls and our compliance with related legal and regulatory requirements, the appointment, engagement, termination and oversight of our independent auditors, including conducting a review of their independence, reviewing and approving the planned scope of our annual audit, overseeing the independent auditor’s audit work, reviewing and pre-approving any audit and non-audit services that may be performed by them, reviewing with management and our independent auditors the adequacy of our internal financial controls, and reviewing our critical accounting policies and the application of accounting principles. Each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the Securities and Exchange Commission (the “SEC”) for audit committee membership and is an “independent director” within the meaning of applicable Nasdaq listing standards. Each Audit Committee member meets the Nasdaq’s financial knowledge requirements, and the Board of Directors has further determined that Bryant R. Riley (i) is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC and (ii) also meets the Nasdaq’s professional experience requirements. The Audit Committee operates pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and the Nasdaq. The Committee met five times in 2005.

Compensation Committee.   The Compensation Committee is currently comprised of Robert Martini (Chairman) and Bryant R. Riley. The Compensation Committee is responsible for recommending to the Board of Directors the base salary and incentive compensation for all executive officers, taking final action with respect to base salary and incentive compensation for certain other officers and key employees and reviewing the Company’s compensation policies. The Compensation Committee also administers the Company’s 1995 Stock Plan, the 1995 Non-Employee Stock Option Plan, 2005 Stock Option Plan, the Amended and Restated Edwin Lewis Bonus Plan, and the Amended and Restated Mossimo Giannulli Bonus Plan. Each member of the Compensation Committee is independent within the meaning of applicable Nasdaq listing standards. The Compensation Committee met three times in 2005.

Nominating and Corporate Governance Committee.   The Nominating and Corporate Governance Committee is currently comprised of Bryant R. Riley (Chairman) and Robert Martini. The Nominating and Corporate Governance Committee is responsible for the selection of potential candidates for director and the recommendation of candidates to the Board of Directors. It also makes recommendations to the Board of Directors concerning the structure and membership of the other committees and other corporate governance matters. Each member of the Committee is an independent director within the meaning of the applicable Nasdaq listing standards. The Committee met once in 2005.

Directors’ Compensation

Our independent directors receive $20,000 annually and $1,500 for each Board Meeting attended in person ($750 for attendance by telephone conference) as compensation for serving on the Board of Directors. Independent directors who serve on committees also receive $1,500 for each meeting attended in person ($750 for attendance by telephone conference). The chairman of each committee receives an additional $1,500 for each committee meeting chaired. All directors are reimbursed for their reasonable expenses incurred in attending meetings. Our independent directors participate in the Company’s 1995 Non-Employee Directors Stock Option Plan (the “Directors Plan”), which provides for automatic grants of options to each independent employee director at the then current market price for the Company’s common stock. Under the Directors Plan, each independent director is granted options for 30,000 shares upon initial appointment or election to the Board and receives an annual grant of options for 3,000 shares upon the date of each annual meeting of the Company’s stockholders at which such director is re-elected or continues as a director. The initial options for 30,000 shares vest 50% per year, commencing on the first anniversary of the date of grant, and the options for 3,000 shares fully vest on the first anniversary of the date of grant. In 2005 the Company adopted and the shareholders approved the Company’s 2005 stock option plan (“2005 Plan”) to replace the Directors Plan and the Company’s 1995 Employee Stock Option Plan. It is anticipated that directors will receive the same number of options per year under the 2005 Plan as they received under the Directors Plan. In 2005, Robert Martini, William Halford and Bret White (a former director) each received $25,000 in additional compensation for their service on a special committee formed to review Mossimo Giannulli’s offer to acquire the Company’s common stock. See “Item 3 — Legal Proceedings”.

Compliance with Reporting Requirements of Section 16 of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, executive officers and any persons holding ten percent or more of the Company’s common stock are required to report their ownership of common stock and any changes in that ownership to the SEC and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during fiscal 2005, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis, except for one late filing by each of William R. Halford, Robert Martini and Bryan R. Riley for options granted to them under the Directors Plan.

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

Code of Business Conduct

We have adopted a Code of Business Conduct applicable to all officers, directors and employees as required by Nasdaq listing standards. Our Code of Business Conduct also has specific provisions applicable to our Co-Chief Executive Officers, Chief Financial Officer, and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. This Code of Business Conduct includes an enforcement mechanism, and any waivers for directors or officers must be approved by the Board and disclosed in a Form 8-K.

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company:

NAME	AGE	POSITION
Mossimo G. Giannulli	42	Chairman of the Board and Co-Chief Executive Officer
Edwin H. Lewis	55	Vice-Chairman of the Board, President, and Co-Chief Executive Officer
Vicken J. Festekjian	34	Chief Financial Officer

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

ITEM 11—EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation for each of the last three years of our: (i) Chief Executive Officer of the Company, and (ii) the Company’s other executive officer. This group is referred to in this report as the Named Executive Officers.

					Long Term Compensation
		Annual Compensation(1)			Securities Underlying
Name and Principal Position	Year	Salary($)		Bonus($)	Options(#)
Mossimo G. Giannulli	2005	900,000		1,670,000
Chairman of the Board	2004	900,000		455,309
and Co-Chief Executive Officer	2003	900,000		2,639,000	100,000	(2)

Edwin H. Lewis	2005	900,000		1,670,000
Vice-Chairman of the Board,	2004	900,000		151,822
President and Co-Chief Executive Officer	2003	200,000		662,000	100,000	(2)
Vicken J. Festekjian	2005	150,000		7,500
Chief Financial Officer	2004	17,693	(3)	0	20,000

(1)    Perquisites are excluded as their aggregate value did not exceed the lesser of $50,000 or the 10% of total annual salary and bonus for any Named Executive Officer.

(2)    These options were cancelled by the Company in 2003.

(3)    Mr. Festekjian joined the Company in November 2004, and this represents salary paid for the partial year.

Aggregated Option Exercises In Last Fiscal Year And Year-End Option Value

The following table sets forth certain information with respect to exercisable and unexercisable options held by the Named Executive Officers as of December 31, 2005.

			Number Of Securities		Value Of Unexercised In-The
	Shares		Underlying Unexercised Options		Money Options At Fiscal Year
	Acquired	Value	At Fiscal Year End		End(1)
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Mossimo G. Giannulli	—	—	—	—	—	—
Edwin H. Lewis	—	—	—	—	—	—
Vicken J. Festekjian	—	—	—	20,000	—	$40,600

(1) Based on the closing price of the Company’s common stock as reported on the NASDAQ Stock Market on December 31, 2005.

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

On April 25, 2002, the Company and Mr. Giannulli amended Mr. Giannulli’s employment agreement, effective February 1, 2002. Pursuant to this amendment, Mr. Giannulli continued to receive a base salary of $900,000 but was no longer entitled to the any bonus under the prior bonus provision contained in his employment agreement for any period beginning on or after February 1, 2002 and Mr. Giannulli was instead entitled to participate in the Mossimo Giannulli Bonus Plan (the “Bonus Plan”). The Bonus Plan was approved by the Company’s Board of Directors and, on June 3, 2002, by the Company’s stockholders at the Company’s 2002 Annual Meeting. The Bonus Plan, as adopted, was designed to provide Mr. Giannulli with bonus compensation for the accomplishment of specific pre-established financial performance objectives by the Company, as determined by the Compensation Committee of the Board of Directors (the “Committee”). The Bonus Plan was amended and restated (the “Amended and Restated Plan”). The Amended and Restated Plan and was approved by the Board and the stockholders in 2005. The Amended and Restated Plan is administered by the Compensation Committee. Mr. Giannulli is eligible to earn an annual bonus (“Annual Bonus”) based on the achievement of certain performance objectives determined by the Compensation Committee. The Annual Bonus may not exceed nineteen and thirty-three hundreds percent (19.33%) of the excess (if any) of: (i) the royalties paid to the Company under Section 5.1 of the Target Agreement, which is attached as Exhibit 10.13 to this Amendment No. 1 to Mossimo’s Annual Report on Form 10-K and incorporated herein by reference, for such contract year, less (ii) $5,293,750.

If Mr. Giannulli’s employment with the Company is terminated for any reason other than death or disability prior to the end of a contract year, Mr. Giannulli’s rights to an Annual Bonus under the Plan with respect to such contract year and subsequent contract years will terminate. The Compensation Committee will determine whether all or a portion of Mr. Giannulli’s Annual Bonus under the Plan for the contract year in which his death or disability occurs will be paid if Mr. Giannulli’s employment has been terminated by reason of death or disability. If the proposed merger of the Company with a subsidiary of Iconix Brand Group, Inc. becomes effective, Mr. Giannulli’s employment agreement will be terminated.

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

Lewis Bonus Plan

Edwin Lewis is entitled to participate in the Edwin Lewis Bonus Plan (“Lewis Plan”). The Lewis Plan was approved by the Board of Directors and became effective as of February 1, 2002 and extends to January 31, 2007. The Lewis Plan, as adopted, was developed to provide Mr. Lewis with bonus compensation for the accomplishment of specific pre-established financial performance objectives by the Company as determined by the Compensation Committee. The Lewis Plan was amended and restated (“Amended and Restated Plan”), and approved by the Board and stockholders in 2005. The Amended and Restated Plan is administered by the Compensation Committee. Mr. Lewis is eligible to earn an annual bonus based on the achievement of certain performance objectives determined by the Compensation Committee. The Amended and Restated Annual Bonus may not exceed nineteen and thirty-three, which is attached as Exhibit 10.13 to this Amendment No. 1 to Mossimo’s Annual Report on Form 10-K and incorporated herein by reference, hundreths percent (19.33%) of the excess (if any) of:  (i) royalties paid to the Company under Section 5.1 of the Target Agreement, which is attached as Exhibit 10.13 to this Amendment No. 1 to Mossimo’s Annual Report on Form 10-K and incorporated herein by reference, for such contract year, less (ii) $5,293,750.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrant and Rights	Number Of Securities Remaining Available for Future Issuance Under EquityCompensation Plans
Equity Compensation Plans Approved by Security Holders	549,331	(1)(2)	$6.41	1,500,000	(2)(3)
Equity Compensation Plans Not Approved by Security Holders	None		None	None
Total	549,331		$6.41	1,500,000

(1)    Includes the following:

•       349,331 shares of the Company’s Common Stock to be issued upon exercise of outstanding stock options granted under the 1995 Employee Stock Option Plan; and

•       200,000 shares of the Company’s Common Stock to be issued upon exercise of outstanding stock options granted under the 1995 Non-Employee Stock Option Plan.

(2)    The 1995 Employee Stock Option Plan and 1995 Non-Employee Stock Option Plan expired on December 31, 2005.

(3)    Includes 1,500,000 shares available for issuance under the Company’s 2005 Stock Option Plan which was approved by the Company’s shareholders in December, 2005.

Beneficial Ownership

The following table sets forth information as of February 15, 2006, with respect to our common stock owned by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director and director nominee of the Company, (iii) each Named Executive Officer and (iv) all current directors and executive officers of the Company as a group. The number and percentage of shares beneficially owned is based on 15,899,249 shares outstanding as of February 15, 2006.

Name	Number of Shares Beneficially Owned(1)		Percentage Ownership(1)
Mossimo G. Giannulli	10,272,822		64.61%
Edwin H. Lewis	-0-			*
Vicken J. Festekjian	6,667	(4)		*
William R. Halford	42,000	(2)		*
Robert Martini	121,000	(3)		*
Bryant Riley	-0-			*
Roger Feldman(5)	850,531		5.33
Harvey Hanerfeld(5)	876,373		5.50
All current directors and executive officers as a group (6 persons)	10,442,489	(6)	65.05%

*       Less than one percent.

(1)    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of February 15, 2006, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is care of our address at 2016 Broadway, Santa Monica, California 90401.

(2)    Includes 42,000 shares of common stock underlying options exercisable within sixty days of the date of this table.

(3)    Includes 106,000 shares of common stock underlying options exercisable within sixty days of the date of this table.

(4)    Includes 6,667 shares of common stock underlying options exercisable within sixty days of the date of this table.

(5)    According to a Amendment No. 1 to Schedule 13G dated December 31, 2005, Roger Feldman is the beneficial owner of 850,931 shares of Common Stock, constituting 5.4% of the issued and outstanding shares of common stock, and Harvey Hanerfeld is the beneficial owner of 876,373 shares of Common Stock, constituting 5.6% of the issued and outstanding shares of Common Stock. Roger Feldman has the sole power to vote or to direct the voting of and to dispose and to direct the disposition of the 24,558 shares of common stock beneficially owned by him as an individual. As sole stockholders of West Creek Capital, Inc., a Delaware corporation that is the general partner of West Creek Capital, L.P., a Delaware limited partnership that is the investment adviser to (i) West Creek Partners Fund L.P., a Delaware limited partnership (the “Fund”) and (ii) certain private accounts (the “Accounts”), Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 443,113 shares of common stock owned by the Fund and the 60,000 shares of common stock held in the Accounts. As voting members of Cumberland Investment Partners, L.L.C., a Delaware limited liability company (“Cumberland”), Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 322,660 shares of common stock owned by Cumberland. Mr. Hanerfeld also may be deemed to have shared power to direct the voting and disposition of 50,000 shares of Common

Stock owned by Mr. Hanerfeld’s wife. The address for Mr. Feldman and Mr. Hanerfeld is 1919 Pennsylvania Avenue, NW, Suite 725, Washington, DC, 20006.

(6)    Includes 154,667 shares of common stock underlying options exercisable within sixty days of the date of this table.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, C&E Holdings, LLC, a limited liability company owned by Edwin Lewis made a private jet available to the Company’s executive officers for business use. The Company reimbursed C&E Holdings for the direct costs (without markup) incurred in operating the private jet for each use. During 2005 there were approximately 135 flight hours at an average cost of approximately $3,400 per hour.

The Company entered into an agreement and plan of merger (which we refer to as the merger agreement) dated as of March 31, 2006 by and among Iconix Brand Group, Inc., a Delaware corporation, Moss Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Iconix, the Company, and Mr. Giannulli, owner of approximately 64.5% of the issued and outstanding common stock of the Company.   Subject to the terms and conditions of the merger agreement, Iconix will acquire all of the outstanding shares of the Company for cash and common stock of Iconix worth $7.50 per share of the Company’s common stock (which the merger agreement refers to as the  initial merger consideration), plus, if the Iconix common stock does not trade above $18.71 for at least twenty trading days in the year following the merger, former shareholders of the Company will receive additional shares of Iconix common stock (the “additional merger consideration”).

At the effective time of the merger, each outstanding share of the Company will be entitled to receive the initial merger consideration, consisting of: (a) 0.2271139 shares of Iconix common stock, and (b) $4.25 in cash, subject to adjustment if the Company has a cash balance of less than $17,000,000 (as defined and adjusted pursuant to the merger agreement) at the closing.

The additional merger consideration will become payable if the Iconix common stock does not close at or above $18.71 during each day of any twenty consecutive trading day period during the twelve-month period following the effective date (which the merger agreement refers to as the measurement period). If the additional merger consideration becomes payable, Iconix will issue to each former holder of the Company’s common stock a number of additional shares of Iconix common stock determined according to a formula set forth in the merger agreement.  The number of shares of Iconix common stock issuable as initial merger consideration is subject to limitations as set forth in the merger agreement.

Subject to the merger occurring, each unexpired and unexercised option, whether vested or unvested, to purchase shares of the Company’s common stock, without regard to whether such option is then exercisable, will be cancelled. Each former holder of any cancelled option shall be entitled to receive, in consideration of the cancellation of such option and in settlement therefor, a payment in cash (subject to any applicable tax withholding) of the excess, if any, of $7.50 (subject to the per-share amount of any reduction in cash consideration) over the exercise price per share of the Company’s common stock previously subject to such option. If the additional merger consideration becomes payable pursuant to the merger agreement, each holder of an option cancelled pursuant to the merger agreement who was entitled to a payment therefor will receive a cash payment equal to the per-share cash value of the additional merger consideration he or she would have received if such holder had exercised the options prior to the effective time, less any applicable tax withholding.  If the merger with Iconix Brand Group is consummated, the Company expects that Mr. Martini will receive $59,355, Mr. Halford will receive $219,855, Mr. Riley will receive $62,100 and Mr. Festekjian will receive $81,000 pursuant to the cancellation and payment of stock options.  The amount, if any, that may become payable to Mr. Martini, Mr. Halford and Mr. Riley if additional merger consideration becomes payable cannot be ascertained as of the date of this filing.

Mr. Giannulli, the Chairman and Co-Chief Executive Officer of the Company, owns approximately 65% of the Company’s outstanding common stock and will receive the same consideration per-share of the Company’s common stock as all other holders of common stock who do not exercise appraisal rights.  Edwin Lewis, Co-Chief Executive Officer of the Company, may be entitled to up to one-half of the proceeds Mr. Giannulli receives in the merger pursuant to a previous understanding with Mr. Giannulli.

In connection with the merger, Mr. Giannulli has also entered into an Agreement for Creative Director Services with Iconix pursuant to which Mr. Giannulli will provide certain creative services to Iconix after the effective date of the merger.  It is also a condition to the closing of the merger that the Company will have sold all of the capital stock of the Company’s subsidiary, Modern Amusement, Inc., to Mr. Giannulli and Mr. Lewis for aggregate consideration of $2,000,000 prior to the merger.

In connection with the investment banking services provided in connection with the merger or other strategic alternative, the Company has agreed to pay $600,000 in fees to B. Riley & Co., Inc.  Bryant R. Riley, a director of the Company, is the Chairman of B. Riley & Co., Inc. and may be deemed to have an indirect material interest in the fee.  It is not practicable to ascertain the amount of Mr. Riley’s interest in the fee.

As of March 31, 2006 the Company entered into a Restated License Agreement with Target Brands, Inc.  As described under Item 11 – “EXECUTIVE COMPENSATION – Giannulli Employment Agreement and Bonus Plan and – Lewis Bonus Plan,” Mr. Giannulli and Mr. Lewis are each eligible to earn an annual bonus, which in each case may not exceed nineteen and thirty-three hundreds percent (19.33%) of the excess (if any) of:  (i) the royalties paid to the Company under Section 5.1 of the Target Agreement for each contract year, less (ii) $5,293,750.  Each of Mr. Giannulli and Mr. Lewis may therefore be deemed to have an indirect material interest in the Target Agreement.  It is not practicable at the time of this report to determine the amount of Mr. Giannulli’s or Mr. Lewis’s interest in the Target Agreement.  The Target Agreement is attached as Exhibit 10.13 to this Amendment No. 1 to the Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.   The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and December 31, 2004, and the reviews of the financial statements included in our Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $191,800 and $115,000, respectively.

Audit-Related Fees.   The aggregate fees billed in each of the years ending December 31, 2005 and December 31, 2004 for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of our financial statements and are not included in the above paragraph were $0 and $0, respectively.

Tax Fees.   The aggregate fees billed in each of the years ending December 31, 2005 and December 31, 2004 for professional services rendered by KPMG for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees.   The aggregate fees billed for services rendered by our principal accountants, other than described above, for the fiscal years ending December 31, 2005 and December 31, 2004, were $0 and $0, respectively.

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

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements—see Index to Financial Statements on page 26.

(2) List of Financial Statement Schedules—None

(b) List of Exhibits

The exhibits listed in the accompanying Index of Exhibits are filed as part of this Form 10-K.

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
3.1		Certificate of Incorporation of Registrant(1)
3.2		Bylaws of the Registrant(1)
4.1		Specimen certificate of shares of Common Stock of the Registrant(1)
10	.1*	Registrant’s 1995 Stock Plan(1)
10	.2*	Registrant’s 1995 Directors Stock Option Plan(1)
10.3		Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and Target Stores, a division of Target Corporation(2)
10	.3.1	Amendment to License and Design Services Agreement, dated February 1, 2002(7)
10	.3.2	Consent of Assignment and Amendment to License and Design Services Agreement dated February 2, 2003(8)
10	.3.3	Amendment to License and Design Services Agreement dated June 20, 2003(9)
10.5		Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and Cherokee Inc.(2)
10.6		Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC(3)
10	.6.1	First Amendment to Office Lease dated June 26, 2002(7)
10	.6.2	Second Amendment to Office Lease dated January 1, 2004(10)
10.7		Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin S.P.A. and Target Stores(4)
10	.8*	Amended and Restated Employment Agreement between the Registrant and Mossimo Giannulli dated February 1, 2002(7)
10	.8.1*	Amendment Number One to the Mossimo Giannulli Employment Agreement, dated July 30, 2002(6)
10	.8.2	Amendment Number Two to the Mossimo Giannulli Employment Agreement, dated February 18, 2003(8)
10.9		Amended and Restated Mossimo Giannulli Bonus Plan(11)
10.10		Amended and Restated Edwin Lewis Bonus Plan(11)
10.11		2005 Stock Option Plan(11)
10.12		Form of Stock Option Agreement for 2005 Stock Option Plan(11)
10.13		Restated License Agreement by and between Mossimo, Inc. and Target Brands, Inc., dated as of March 31, 2006
14.1		Code of Ethics
21		Subsidiaries of Registrant
23		Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1		Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.2		Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
31.3		Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.1		Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934
32.2		Certification of Principal Executive Officer as required by Rule 13a - 14(b) of the Securities Act of 1934
32.3		Certification of Principal Financial Officer as required by Rule 13a - 14(b) of the Securities Act of 1934

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

(9)    Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003.

(10)  Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)  Incorporated by reference from the Registrant’s Form 8-K dated December 15, 2005.

*       Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April 2006.

MOSSIMO, INC.

By:	/s/ MOSSIMO GIANNULLI
Mossimo Giannulli CO-CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of April 2006.

/s/ MOSSIMO GIANNULLI	Chairman of the Board and Co-Chief Executive Officer
Mossimo Giannulli

/s/ EDWIN LEWIS	Vice Chairman, President, and Co-Chief Executive Officer
Edwin Lewis

/s/ VICKEN FESTEKJIAN	Chief Financial Officer (Principal Accounting Officer)
Vicken Festekjian

/s/ ROBERT MARTINI	Director
Robert Martini

/s/ WILLIAM HALFORD	Director
William Halford

/s/ BRYANT R. RILEY	Director
Bryant R. Riley

MOSSIMO, INC.

33

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

As of December 31, 2005 and 2004 there was an allowances for doubtful accounts for the Modern segment. Changes in the allowances for doubtful accounts for 2005 for the Modern segment were as follows:

	BALANCE AT	ADDITIONS		BALANCE
	BEGINNING	CHARGED TO		AT END OF
	PERIOD	EXPENSE	DEDUCTIONS	PERIOD
	(IN THOUSANDS)
Year ended December 31, 2004:
Allowance for doubtful accounts	$—	$22	$—	$22
Year ended December 31, 2005:
Allowance for doubtful accounts	$22	$88	$—	$110

12.   UNAUDITED INTERIM FINANCIAL INFORMATION

The following tables set forth certain selected interim financial data for the Company by quarter for the years ended December 31, 2005 and 2004.

	YEAR ENDED DECEMBER 31, 2005
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	YEAR
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues	$8,664	$9,045	$6,771	$6,548	$31,028
Earnings before income taxes(b)	3,081	3,076	755	37	6,949
Provision for income taxes	1,260	848	118	22	2,248
Net earnings	1,821	2,228	637	15	4,701
Net earnings per share:
Basic	$0.12	$0.14	$0.04	$0.00	$0.30
Diluted	0.12	0.14	0.04	0.00	0.30

	YEAR ENDED DECEMBER 31, 2004
	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	YEAR
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues	$6,236	$6,208	$4,934	$3,157	$20,535
Earnings (loss) before income taxes(b)	2,037	1,687	(175)	935	4,484
Provision (benefit) for income taxes	847	680	(50)	306	1,783
Net earnings (loss)	1,190	1,007	(125)	629	2,701
Net earnings (loss) per share:
Basic	$0.08	$0.06	$(0.01)	$0.04	$0.17
Diluted	0.08	0.06	(0.01)	0.04	0.17

Note (a): Included in the fourth quarter of 2005 is an impairment loss of goodwill in the amount of $212,000.

Note (b): Earnings (loss) before income taxes in the fourth quarter of 2004 reflects a reversal of accrued bonuses of $1.13 million.

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
3.1		Certificate of Incorporation of Registrant(1)

3.2		Bylaws of the Registrant(1)

4.1		Specimen certificate of shares of Common Stock of the Registrant(1)

10	.1*	Registrant’s 1995 Stock Plan(1)

10	.2*	Registrant’s 1995 Directors Stock Option Plan(1)

10.3		Mossimo License Agreement, dated as of March 28, 2000, between Mossimo, Inc. and Target Stores, a division of Target Corporation(2)

10	.3.1	Amendment to License and Design Services Agreement, dated February 1, 2002(7)

10	.3.2	Consent of Assignment and Amendment to License and Design Services Agreement dated February 2, 2003(8)

10	.3.3	Amendment to License and Design Services Agreement dated June 20, 2003(9)

10.5		Cherokee-Mossimo Finders Agreement dated March 27, 2000 between Mossimo, Inc. and Cherokee Inc.(2)

10.6		Lease, dated June 29, 2000, between the Registrant and Lexington-Broadway Place, LLC(3)

10	.6.1	First Amendment to Office Lease dated June 26, 2002(7)

10	.6.2	Second Amendment to Office Lease dated January 1, 2004(10)

10.7		Sunglasses Agreement, dated as of December 1, 2000, between Mossimo, Inc., Marcolin S.P.A. and Target Stores(4)

10	.8*	Amended and Restated Employment Agreement between the Registrant and Mossimo Giannulli dated February 1, 2002(7)

10	.8.1*	Amendment Number One to the Mossimo Giannulli Employment Agreement, dated July 30, 2002(6)

10	.8.2	Amendment Number Two to the Mossimo Giannulli Employment Agreement, dated February 18, 2003(8)

10.9		Amended and Restated Mossimo Giannulli Bonus Plan(11)

10.10		Amended and Restated Edwin Lewis Bonus Plan(11)

10.11		2005 Stock Option Plan(11)

10.12		Form of Stock Option Agreement for 2005 Stock Option Plan(11)

10.13		Restated License Agreement by and between Mossimo, Inc. and Target Brands, Inc., dated as of March 31, 2006

14.1		Code of Ethics

21		Subsidiaries of Registrant

23		Consent of Independent Registered Public Accounting Firm - KPMG LLP

31.1		Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934

31.2		Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Act of 1934

31.3		Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934

32.1		Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Act of 1934

EXHIBIT NO.	DESCRIPTION
32.2	Certification of Principal Executive Officer as required by Rule 13a - 14(b) of the Securities Act of 1934

32.3	Certification of Principal Financial Officer as required by Rule 13a - 14(b) of the Securities Act of 1934

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