Form 10-Q
period 2006-03-31
MOSSIMO INC
filed 2006-05-22
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of March 31, 2006, the Registrant had 15,908,775 shares of Common Stock, $0.001 par value, outstanding.

MOSSIMO, INC.

FORM 10-Q

For the Three Months Ended March 31, 2006

MOSSIMO, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,273	$19,658
Restricted cash	732	726
Accounts receivable, net	10,296	4,372
Merchandise inventory	122	101
Deferred income taxes	5,290	4,004
Prepaid expenses and other current assets	481	388
Total current assets	34,194	29,249

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	867	893

DEFERRED INCOME TAXES	1,622	1,923

TRADENAME	87	90

OTHER ASSETS	43	79
	$36,813	$32,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,628	$884
Accrued liabilities	7,014	503
Accrued commissions	1,081	388
Accrued bonuses	787	3,458
Total current liabilities	10,510	5,233

DEFERRED RENT	124	128
Total liabilities	10,634	5,361

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001; authorized shares 3,000,000; no shares issued or outstanding	—	—
Common stock, par value $.001; authorized shares 30,000,000; issued and outstanding 15,908,775 at March 31, 2006 and and 15,828,754 at December 31, 2005	15	15
Additional paid-in capital	40,702	40,222
Accumulated deficit	(14,538)	(13,364)
Net stockholders’ equity	26,179	26,873
	$36,813	$32,234

See accompanying notes to consolidated financial statements

MOSSIMO, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaduited)

	For the Three Months
	March 31,
	2006	2005

Revenue from license royalties and design service fees	$2,561	$7,354

Product sales	2,378	1,310

Total revenues	4,939	8,664

Operating expenses:
Cost of product sales	1,297	1,038
Selling, general and administrative	5,778	4,575
Total operating expenses	7,075	5,613

Operating earnings (loss)	(2,136)	3,051

Interest income	194	30
Earnings (loss) before income taxes	(1,942)	3,081

Income taxes	(768)	1,260

Net earnings (loss)	$(1,174)	$1,821

Net earnings (loss) per common share:
Basic	$(0.07)	$0.12
Diluted	$(0.07)	$0.12
Weighted average common shares outstanding:
Basic	15,889	15,738
Diluted	15,889	15,757

See accompanying notes to consolidated financial statements

MOSSIMO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net eanings (loss)	$(1,174)	$1,821
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	80	144
Inventory write-down	63	72
Deferred rent	(4)	6
Provision for bad debt	153	31
Deferred income taxes	(985)	1,132
Excess tax benefit from stock-based compensation	(39)	—
Stock-based compensation	48	—
Changes in:
Accounts receivable	(6,077)	(5,000)
Merchandise inventory	(84)	(107)
Prepaid expenses and other current assets	(93)	(145)
Other assets	36	18
Accounts payable	744	499
Accrued liabilities	6,550	3
Accrued commissions	693	656
Accrued bonuses	(2,671)	475
Net cash used by operating activities	(2,760)	(395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	4,800
Payments for acquisition of property and equipment	(51)	(54)
Net cash provided by (used by) investing activities	(51)	4,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash – certificates of deposit	(6)	(2)
Excess tax benefit from stock-based compensation	39	—
Proceeds from issuance of common stock	393	—
Net cash provided by (used by) financing activities	426	(2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,385)	4,349
CASH AND CASH EQUIVALENTS, beginning of year	19,658	4,903
CASH AND CASH EQUIVALENTS, end of year	$17,273	$9,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for state income taxes	$—	$26

See accompanying notes to consolidated financial statements

MOSSIMO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements presented herein have not been audited, but include all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. The condensed consolidated balance sheet data presented herein for December 31, 2005 was derived from the Company’s audited consolidated financial statements for the year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Mossimo, Inc. and its wholly-owned subsidiary, Modern Amusement, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in annual financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the Regulations of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim condensed consolidated financial statements and notes thereto are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, the Company entered into an agreement and plan of merger by and among the Company, Iconix Brand Group, Inc., Moss Acquisition Corp., a wholly-owned subsidiary of Iconix, and Mossimo Giannulli, the Chairman and Co-Chief Executive Officer and 64.6% stockholder of the Company (“Merger Agreement”). Pursuant to the agreement, the Company expects to merge with and into Moss Acquisition Corp. which would be the surviving company. The proposed merger is described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006, with the merger agreement attached as Exhibit 2.1 to the Form 8-K.

As consideration for investment banking services provided in connection with Mossimo’s negotiation and evaluation of the proposed merger and any alternative proposals, Mossimo has agreed to pay B. Riley & Co., Inc. an investment banking fee of $600,000. This fee is not contingent on the completion of any transaction. Bryant R. Riley, a director of Mossimo, is chairman and chief executive officer of B. Riley & Co., Inc.

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on or after January 1,  2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the relevant provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $48,000.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company followed the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires presentation of the pro forma effect of the fair value based method on net earnings and net earnings per share in the financial statement footnotes.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of earnings for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. The Company uses the straight-line single option method of attributing the value of the share-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of earnings for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2005, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company will continue to use the Black-Scholes option pricing model for valuation of share-based awards granted beginning in 2006. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

2. REVENUE RECOGNITION

Revenue from license royalties and design service fees are recognized in accordance with the terms of the underlying agreements, which is generally after the design services are performed, and as the licensee achieves sales of the Company’s products. During the periods presented herein, a substantial amount of the Company’s revenue from license royalties and design fees were generated under the Target Agreement under a rate of 1% to 4% that declines as the contract year progresses and Target achieves certain levels of retail sales. Accordingly, the Company’s revenues from Target decreases as the year progresses. The declining rate is reset each contract year beginning on February 1. Revenue recognized in the first and second quarters of the Company’s calendar year in connection with the Target Agreement is significantly higher than in the third and fourth quarters of the Company’s calendar year due to the declining rates in the Target Agreement. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 2% to 5% of sales, as defined in the respective agreements.

On March 31, 2006, the Company and Target restated the Target Agreement. The restated Target Agreement extends Target’s exclusive license to produce and distribute substantially all Mossimo-branded products sold in the United States, its territories and possessions through Target retail stores or any other retail store or other merchandising activity operated by Target or its affiliates, including direct mail and Internet merchandising until January 31, 2010.

Under the restated Target Agreement, the Company will ensure the availability of Mossimo Giannulli, the Co-Chief Executive Officer of the Company, to provide the services of creative director in connection with Mossimo-branded products sold though Target stores. Target will pay the Company an annual guaranteed minimum fee of $9,625,000 for each contract year (defined as each period from February 1 through January 31 during the term of the agreement), against which Target may charge back and offset certain amounts. As amended, the agreement requires the Company to pay Target a one-time, nonrefundable reimbursement of fees paid by Target related to contract year 2006 revenues in the amount of $6,000,000 on or before June 30, 2006.

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

4. EXECUTIVE BONUS PLANS

The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company’s overall performance, with the total amount of the bonuses not to exceed a percent (as defined) of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has expensed $732,000 and $619,000 under these agreements for the three month periods ended March 31, 2006 and 2005, respectively.

5. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred taxes result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes.

The Company recorded a benefit for income taxes of $768,000 for the three months ended March 31, 2006, compared to a provision for income taxes of $1.3 million for the three months ended March 31, 2005. Both provisions approximate the Company’s combined effective rate as estimated for the entire fiscal year, for Federal and California state income taxes. The income tax rate for the three months ended March 31, 2006 is 39.5% compared to 40% for the comparable period of the prior year.

At March 31, 2006, the Company has recorded a total net deferred tax asset of $6.91 million, with $5.92 million classified as current in the accompanying condensed consolidated balance sheet, primarily reflecting the extension of the Target Agreement through January 31, 2010. The Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability and has recorded a valuation allowance for its net deferred tax assets of $245,000 as of March 31, 2006 compared to $245,000 as of December 31, 2005. The valuation allowance relates principally to foreign tax credits for which there is uncertainty about their recoverability.

The Company has approximately $6.4 million and $4.9 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

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

Over 50 percent of the value of the Company’s outstanding stock is owned by one stockholder, however it is presently anticipated that in 2006, no more than 60 percent of the Company’s income, as defined, would be derived from license royalties. Accordingly, at this time the Company is not anticipating being classified as a personal holding company at the end of 2006 and the Company intends to continue to take appropriate measures to avoid being classified as a personal holding company at the end of 2006 and beyond. However, there can be no assurance that the Company will be successful in its efforts to avoid classification as a personal holding company at the end of 2006 or in future years.

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

The reconciliation between earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2006	2005

Net earnings (loss)	$(1,174)	$1,821
Weighted average number of common shares:
Basic	15,889	15,738
Effect of dilutive securities-stock options	—	19
Diluted	15,889	15,757

Earnings (loss) per share:
Basic	$(0.07)	$0.12
Effect of dilutive securities-stock options	—	—
Diluted	$(0.07)	$0.12

Excluded securities - antidilutive	130	510

The Company adopted the Mossimo, Inc. 1995 Stock Option Plan (the “1995 Plan”), which provides for the grant of stock options, stock appreciation rights and other stock awards to certain officers and key employees of the Company and to certain advisors or consultants to the Company. In addition, the Company adopted a Non-Employee Directors Stock Option Plan (the “Directors Plan”) that provides for the grant of stock options to non-employee directors. Stock options issued to employees are granted at the market price on the date of grant, generally vest at 33% per year, and generally expire ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options. This plan expired at the annual meeting held on December 15, 2005, therefore, no additional share will be issued under this plan.

The Company adopted the Mossimo, Inc 2005 stock Option Plan (the “2005 Plan) to replace the 1995 Plan and the Directors Plan both of which terminated as of December 31, 2005. The 2005 Plan provides for the grant of stock options to certain officers, key employees and non-employee directors. A total of 1,500,000 shares have been reserved for issuance under the 2005 Plan. Options granted under the 2005 Plan will have an exercise price equal to the fair market value of the common stock on the date of grant. Options will be exercisable in accordance with vesting schedules to be established by the Compensation Committee. As of March 31, 2006, no options have been granted under the 2005 Plan.

A summary of option activity follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term (in	Intrinsic
	Shares	Price	years)	Value

Outstanding, at December 31, 2005	554,331	6.34
Granted	—	—
Exercised	(80,021)	4.91
Canceled/forfeited	(25,000)	5.33

Outstanding, at March 31, 2006	449,310	6.35	5.70	$484,010

Vested and expected to vest at March 31, 2006	449,310	6.35	5.70	$484,010

Options exercisable, at March 31, 2006	323,310	7.17	5.54	$326,471

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006.  This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the quarter ended March 31, 2006 was $96,471. As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $285,000, which is expected to be recognized over a weighted average period of approximately 2 years.

The following table summarizes stock-based compensation expense, net of tax, related to employee stock options under SFAS 123(R) for the three March 31, 2006 which was allocated as follows (in thousands):

	For the Three Months Ended
	March 31,
	2006	2005

Stock-based compensation expense included in operating expenses	48	—

Tax benefit	(19)	—

Stock-based compensation expense related to employee stock options, net of tax	29	—

As noted above, the impact of net earnings from the adoption of SFAS 123(R) was a reduction in net earnings of $29,000 or $0.00 per diluted share. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. SFAS 123(R) requires such benefits to be recorded as financing cash flows. The impact of this changes in not material to our statement of cash flows.

Before January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company follows the pro forma disclosure requirements of SFAS No. 123,

“Accounting for Stock-Based Compensation”, which requires presentation of the pro forma effect of the fair value based method on net earnings and net earnings per share in the financial statement footnotes.

If compensation expense was determined based on the fair value method, the Company’s net earnings and earnings per share would have resulted in the approximate pro forma amounts indicated below for the three month period ended March 31, 2005 (in thousands, except per share data):

Three months
March 31,
2005

Net earnings as reported	$1,821

Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(16)

Pro forma net earnings	$1,805

Earnings per share – basic and diluted
As reported – basic	$0.12
As reported – diluted	$0.12

Pro forma – basic	$0.12
Pro forma – diluted	$0.11

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the quarter ended March 31, 2005, assuming risk-free interest rates of 4.28 percent; volatility of approximately 84 percent; zero dividend yield; and expected lives of 6.50 years. There were no options granted in the first quarter of 2006. Pro forma disclosure for the quarter ended March 26, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of our stock for the period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the near future.

7  LITIGATION

On April 12, 2005, Mossimo Giannulli offered to acquire all of the outstanding publicly held common stock of Mossimo at a price of $4.00 per share. Following the announcement, six purported class action lawsuits were filed in the Court of Chancery of the State of Delaware. Each of the complaints asserted that the Mossimo directors breached their fiduciary duties to Mossimo’s stockholders, and sought an injunction preventing the acquisition. On April 19, 2005, the Board of Directors appointed a Special Committee to consider and evaluate Mr. Giannulli’s proposal. The Special Committee retained Houlihan Lokey and Gibson Dunn & Crutcher to serve as the Committee’s independent financial advisor and legal counsel, respectively, with respect to the Committee’s evaluation of Mr. Giannulli’s proposal. On May 27, 2005, the above referenced cases were consolidated under the following caption:  In re Mossimo, Inc. Shareholder Litigation, Consolidated Civil Action No.1246-N (the “Action”).

On October 10, 2005, Mossimo and other defendants entered into a Memorandum of Understanding (“MOU”) to settle the Action. Under the terms of the MOU, Mr. Giannulli agreed that his proposal to acquire all of Mossimo’s outstanding shares would be priced at $5.00 per share and that the tender offer pursuant to which the acquisition was proposed to be consummated would be conditioned upon no less than 50 percent of all public stockholders of Mossimo unaffiliated with Mr. Giannulli accepting or approving the tender offer. The MOU further provided that plaintiffs’ lead counsel would be afforded the opportunity to comment on and suggest inclusions to the disclosures made to the Company’s public stockholders in conjunction with the acquisition. In addition, the Company agreed to negotiate in good faith with the plaintiffs’ lead counsel concerning the amount of attorney fees and expenses to be paid, subject to Delaware Chancery Court approval. The Company also agreed to pay whatever fee and expense amount the Delaware Chancery Court might have awarded to plaintiffs’ lead counsel. In consideration of these terms, the parties agreed that they would fully and finally release and discharge all claims against each other.

The settlement was conditioned on the consummation of the acquisition by Mr. Giannulli, the negotiation of a definitive stipulation of settlement and the entry of a Final Order and Judgment approving the settlement by the Delaware Chancery Court. On November 14, 2005 Giannulli announced that he had withdrawn the proposal to acquire the outstanding shares of the Company that he did not already own. The provisions of the MOU have thus become moot. The Action remains on file. Under the merger agreement, Mossimo and Mr. Giannulli are required to use their best efforts to have the litigation withdrawn and terminated with prejudice or settle it to the reasonable satisfaction of Iconix.

On April 12, 2006, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles entitled Laborers’ Local #231 Pension Fund vs. Mossimo, Inc. et al. The lawsuit alleges that Mossimo and its board of directors breached their fiduciary duties and engaged in self-dealing in approving the merger agreement and seeks, among other relief, to enjoin the proposed merger of the Mossimo with Iconix, the rescission of any agreements entered into in connection with the proposed merger, and costs, including attorney’s fees. Mossimo and its directors believe the allegations in the complaint are without merit and intend to defend the claims vigorously.

8  SEGMENT INFORMATION

The Company operates in two business segments: Mossimo (design and licensing services) and Modern Amusement (Modern) (wholesale). The following tables summarize various financial amounts for each of our business segments (in thousands):

Quarter ended March 31, 2006	Mossimo	Modern	Total
Revenues	$2,561	$2,378	$4,939
Gross Profit	—	1,081	1,081
Depreciation and Amortization	26	54	80
Selling, general and administrative expenses	4,672	1,106	5,778
Operating Income (loss)	(1,149)	(25)	(1,174)
Interest Income	194	—	194
Total Assets	33,491	3,322	36,813
Capital Expenditures	13	38	51

Quarter ended March 31, 2005	Mossimo	Modern	Total
Revenues	$7,354	$1,310	$8,664
Gross Profit	—	272	272
Depreciation and Amortization	61	83	144
Selling, general and administrative expenses	3,617	958	4,575
Operating Income (loss)	3,737	(686)	3,051
Interest Income	30	—	30
Total Assets	23,222	3,159	26,381
Capital Expenditures	8	46	54

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

•                  Gross profit is derived by reducing sales of the Modern segment of $2.38 million by $1.30 million of cost of sales for the three months ended March 31, 2006 to arrive at a gross profit of approximately $1.08 million.

•                  Operating expenses that have a direct correlation to each segment have been recorded in each respective segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company’s future operating results, the success and longevity of its licensing program with Target in the United States, Hudson’s Bay Company in Canada, and other licensees, and the Company’s success in executing its business plan for Modern Amusement. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. The words “anticipate”, “believe”, “may”, “estimate”, “plan”, “expect”, “future”, “intend”, “will”, “should”, “continue” and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. In particular, the forward looking statements in this Form 10-K include, among other things, statements regarding or expectations about our future revenues and earnings. Forward looking statements include known or unknown risks and uncertainties that may cause our results, performance and stock price to be materially different from the forward looking statements. Such statements are based on management’s current expectations and are subject to certain risks, uncertainties and assumptions, including those described in our Form 10-K for the year ended December 31, 2005 under “Business—Risk Factors”. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company’s future operations, financial performance, business and share price may be affected by a number of factors, including but not limited to the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines, within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Mossimo or Modern Amusement name as a result of fashion trends or otherwise, the ability and/or commitment of Target and our other licensees to manufacture and market Mossimo branded products, our dependence on Target for most of our revenue, our dependence on key management personnel and the other factors described in our Form 10-K for the year ended December 31, 2005 under “Business—Risk Factors.” Accordingly, undue reliance should not be placed on these forward-looking statements.

This discussion and analysis should be read in conjunction with the Company’s financial statements for the year ended December 31, 2005 in our annual report on Form 10-K.

As of March 31, 2006, the Company entered into an agreement and plan of merger by and among the Company, Iconix Brand Group, Inc., Moss Acquisition Corp., a wholly-owned subsidiary of Iconix, and Mossimo Giannulli, the Chairman and Co-Chief Executive Officer and 64.6% stockholder of the Company (“Merger Agreement”). Pursuant to the agreement, the Company expects to merge with and into Moss Acquisition Corp. which would be the surviving company. The proposed merger is described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006, with the merger agreement attached as Exhibit 2.1 to the Form 8-K.

Overview

Mossimo, Inc. presently operates as a designer and licensor of apparel and related products under the “Mossimo” brand and other brands it owns or may acquire. The Company licenses the Mossimo brand to third parties domestically and internationally. Our primary domestic licensee is Target Corporation. In addition to our licensing agreement with Target, which we refer to in this quarterly report as the Target Agreement, the Company also licenses its Mossimo trademarks and provides design services outside of the United States, and also licenses its Mossimo trademarks for use in collections of eyewear and women’s swimwear and body-wear sold in Target stores in the United States.

The Company entered into a multi-year licensing and design services agreement with Target in March 2000 which was subsequently amended in April 2002, and in February and June 2003. Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo branded products sold in the United States. The Company, therefore can not enter into any other wholesale or retail licensing agreements in the United States with respect to the Mossimo brand.

Under the Target Agreement the Company provides design services and has approval rights for product design, marketing and advertising materials. Target collaborates on design and is responsible for product development, sourcing, quality control and inventory management with respect to the Target-licensed product line. On March 31, 2006, the Company and Target restated the Target Agreement. The restated Target Agreement extends Target’s exclusive license to produce and distribute substantially all Mossimo-branded products sold in the United States, its territories and possessions through Target retail stores or any other retail store or other merchandising activity operated by Target or its affiliates, including direct mail and Internet merchandising until January 31, 2010.

Under the restated Target Agreement, the Company will ensure the availability of Mossimo Giannulli, the Co-Chief Executive Officer of the Company, to provide the services of creative director in connection with Mossimo-branded products sold though Target stores. Target will pay the Company an annual guaranteed minimum fee of $9,625,000 for each contract year (defined as each period from February 1 through January 31 during the term of the agreement), against which Target may charge back and offset certain amounts. As amended, the agreement requires the Company to pay Target a one-time, nonrefundable reimbursement of fees paid by Target related to contract year 2006 revenues in the amount of $6,000,000 on or before June 30, 2006.

As consideration for investment banking services provided in connection with Mossimo’s negotiation and evaluation of the proposed merger and any alternative proposals, Mossimo has agreed to pay B. Riley & Co., Inc. an investment banking fee of $600,000. This fee is not contingent on the completion of any transaction. Bryant R. Riley, a director of Mossimo, is chairman and chief executive officer of B. Riley & Co., Inc.

Target may renew the Restated Target Agreement, on the same terms and conditions, for additional terms of two years each by giving the Company written notice of its intent to renew at least one year prior to the end of the current term. The Company pays a 15% commission, based on fees received from Target, to a third party who assisted the Company in connection with entering into the initial agreement with Target. The Target Agreement is subject to early termination under certain circumstances.

The Company licensed the exclusive right to manufacture and distribute eyewear bearing its Mossimo trademarks through specialty retail stores such as opticians, optical chains and specialty eyeglass and sunglass stores pursuant to a license agreement with the Marcolin Group. This agreement ended on December 31, 2004 and we are currently not generating revenue in this area. The Company is currently negotiating a licensing agreement with Luxottica Retail for the production and distribution of the Mossimo branded product line of optical frames. The Company expects Luxottica Retail will sell Mossimo branded eyewear through Target stores.

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

Net sales for Modern Amusement for the quarter ended March 31, 2006 were $2.38 million with a gross profit margin of 45%. Selling, general and administrative expense for Modern Amusement for the quarter ended March 31, 2006 was $1.11 million. For quarter ended March 31, 2006, Modern Amusement had an operating loss of $25,000. Modern Amusement’s total assets as of March 31, 2006 were $3.32 million.

In the Merger Agreement, the Company agreed that prior to the closing of the merger, it would sell all of the capital stock of Modern Amusement to Mr. Giannulli for $2,000,000.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s year 2006. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized during the three month period ended March 31, 2006, was $48,000 before income tax, and is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $285,000, which is expected to be recognized over a weighted average period of approximately 2 years.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company followed the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires presentation of the pro forma effect of the fair value based method on net earnings and net earnings per share in the financial statement footnotes. During the three month period ended March 31, 2005, no stock-based compensation expense was recognized in earnings. The pro forma effect of the fair value method on net earnings and earnings per share for the three month period ended March 31, 2005 is presented in Note 6 in the Company’s interim consolidated financial statements. The impact on the financial statements from the adoption of SFAS 123(R) was not material for the first quarter ended March 31, 2006.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenues

Total revenue from license royalties and design service fees in the first quarter of 2006 decreased to $2.6 million compared to $7.4 million for the first quarter of 2005. The decrease was due to a one time nonrefundable fee reimbursement of $6.0 million to Target under the Mossimo Restated License Agreement dated March 31, 2006. Exclusive of the impact of this item, total revenues from license royalties and design service fees for the first quarter of 2006 would have been $8.6 million compared to $7.4 for the first quarter of 2005. For the first quarter of 2006, 73% of the Company’s revenue from license royalties and design fees were generated under the Target Agreement, compared to 89% for the same period in 2005. Exclusive of the nonrefundable fee reimbursement of $6.0 million to Target under the Mossimo Restated License Agreement dated March 31, 2006, 92% of the Company’s revenues from license royalties and design fees would have been generated under the Target agreement compared to 89% for the same period in 2005. The royalty rate under the Target Agreement declines, as the contract year progresses and Target achieves certain levels of retail sales, from 4% to 1%. The declining royalty rate is reset each contract year beginning on February 1. Accordingly, revenue recognized in the first and second quarters of the Company’s calendar year is significantly higher than in the third and fourth quarters due to the declining rates in the Target Agreement. Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 2% to 5% of sales, as defined in the respective agreements.

Design service fees and royalties recognized under the Target Agreement were $1.9 million in the first quarter of 2006 compared to $6.6 million in the first quarter of 2004. The 71% decrease was due to a one time nonrefundable fee reimbursement of $6.0 million to Target under the Mossimo Restated License Agreement dated March 31, 2006. Royalties and design service fees from customers other than Target decreased to $703,000 in the first quarter of 2006 compared to $755,000 in the first quarter of 2005. The decrease was due mainly to reduced royalties received from our women’s swimwear and bodywear licensee, and Canada.

Modern Amusement achieved gross retail sales of $2.38 million in the first quarter of 2006 compared to $1.31 million for the first quarter of 2005. These sales generated a gross profit of approximately $1.08 million and a gross profit margin of 45% for the first quarter of 2006 compared to $272,000 for the first quarter of 2005. We experienced a higher profit margin due to better buying and a proportionality smaller amount of off price sales compared to regular priced sales.

Cost of product sales

Cost of sales in the first quarter of 2006 resulted entirely from Modern Amusement product sales. Cost of sales approximated 45% of sales. Cost of sales includes all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.

Selling, general and administrative expenses (S, G & A)

Selling, general and administrative expenses (SG&A) for both the Mossimo segment and the Modern Amusement segment increased by approximately $1.2 million or 26% from $4.58 million in the first quarter of 2005 to $5.78 million in first quarter of 2006.

Selling, general and administrative expenses (SG&A) for the Mossimo segment increased by approximately $1.05 million or 29% from $3.62 million in the first quarter of 2005 compared to $4.67 million in the first quarter of 2006. The increases were due to a number of factors. First, accrued executive officer bonuses increased $113,000 (executive bonuses were increased to $732,000 for the first quarter of 2006 from $619,000 for the first quarter of 2005 consistent with the Company’s comparative performance.) These bonuses which are determined at the discretion of the Compensation Committee, in accordance with a performance criteria outlined in respective bonus plans, and are subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee, are estimated and accrued on a quarterly basis, with a final determination made by the Compensation Committee at the end of each year. Second, commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target increased by $193,000. Third, costs of $49,000 were incurred for legal and financial advisor expenses for the Company and its special committee associated with the review and consideration of the transaction proposed by Mossimo Giannulli for the acquisition of all of the companies remaining outstanding shares and pending litigation relating to the proposal. Fourth, $90,000 in fees associated with the merger of Mossimo and Iconix Brand Group, Inc. were incurred. Fifth, travel expenses increased by $133,000. Sixth, as consideration for investment banking services provided in connection with Mossimo’s negotiation and evaluation of the proposed merger and any alternative proposals, Mossimo has agreed to pay B. Riley & Co., Inc. an investment banking fee of $600,000. This fee is not contingent on the completion of any transaction. Bryant R. Riley, a director of Mossimo, is chairman and chief executive officer of B. Riley & Co., Inc.

Selling, general and administrative expenses for the Modern Amusement segment for the first quarter of 2006 were $1.1 million compared to $958,000 for the first quarter of 2005. The increase was primarily due to: (i) commissions of $105,000, (ii) sample costs of $50,000, (iii) outsourcing of $67,000,(iv) advertising and promotion of $43,000, and (v) bad debts of $33,000. These costs were offset primarily by decreases in consulting fees of $50,000, and tradeshow costs of $27,000. These increases in selling, general and administrative expenses were associated with the growth of the Modern Amusement brand.

Interest income

As a result of higher average cash balances of $19.2 million for the period ended March 31, 2006 compared to average cash balance of $9.9 million for the same period in 2005, the Company earned $193,000 in interest income the first quarter of 2006, compared to $30,000 in the first quarter of 2005. No interest expense was incurred in the first quarter of 2006.

Income taxes

The Company recorded a benefit for income taxes of $768,000 in the first quarter of 2006 compared to a provision for income taxes of $1.3 million in the first quarter of 2005. Both provisions approximate the Company’s effective tax rate for Federal and California state income taxes.

The Company has approximately $6.4 million and $4.9 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

Net earnings

The Company’s net loss for the first quarter of 2006 were $1.17 million, or $0.07 per diluted share, compared to a net earnings of $1.8 million, or $0.12 per diluted share for the first quarter of 2005 due to the factors discussed above.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of March 31, 2006 consisted of $17.3 million of cash and cash equivalents, and $732,000 of short-term restricted cash, as well as potential future cash flows from operations primarily resulting from the Target agreement. As of March 31, 2006 we had working capital of approximately $23.7 million compared to $24.0 million at December 31, 2005.

During the three months ended March 31, 2006, net cash used by operating activities were $2.8 million. Cash used in operating activities includes primarily $1.17 million of net losses, reductions in deferred taxes of $985,000, accounts receivable of $6.1 million, and accrued bonuses of $2.7, primarily offset by a increases in accounts payable of $744,000, and accrued liabilities of $6.6 million. The change was primarily due to the increase in accrued liabilities generated from a one time nonrefundable fee reimbursement of $6.0 million to Target under the Mossimo Restated License Agreement dated March 31, 2006.

Net cash used by investing activities was generated from capital expenditures of $51,000 for the quarter ended March 31, 2006. Capital expenditures are not expected to be material for the balance of the 2006 year.

Net cash provided by financing activities was generated primarily from the exercise of stock options in the amount of $393,000.

The Company established a revolving line of credit with a bank in the amount of $300,000 in February 2004. The line of credit was established to open letters of credit with foreign suppliers for finished goods for Modern Amusement. The line of credit was increased to $400,000 in June of 2004, and subsequently increased to $500,000 in January of 2005 and increased again to $900,000 in May of 2005. The line of credit is secured by three certificates of deposit totaling approximately $732,000, which is recorded as restricted cash in our consolidated balance sheet. There is no expiration date for this line, and there are no covenants. There is a fee charged per letter of credit opened and closed. Open letters of credit at March 31, 2006 were approximately $389,000.

We have a commission obligation under an agreement with a third party for 15% of fees received from Target for the duration of the Target agreement through January 2010, and for subsequent extensions if they are exercised by Target. Fees incurred under this obligation were $1.19 million in the first quarter of 2006, compared to $987,000 in the first quarter of 2005.

In January 2004 we completed the acquisition of the Modern Amusement and we amended our facility lease increasing our space from approximately 6,000 square feet to approximately 9,000 square feet, and extending the lease term thru July 2009. The expanded facility is intended to also accommodate Modern Amusement. The future annual obligation under the amended lease varies each year, initially at approximately $290,000 in 2004, increasing to $334,000 in 2008. The purchase price of the Modern Amusement assets of $375,000 was funded with existing cash. The expected cash requirements in 2006 for Modern Amusement are approximately $600,000, and is comprised primarily of selling, general, and administrative expenses. Most of this working capital will be satisfied through operating cash flows, and we do not expect to incur any significant capital expenditures.

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

We believe that the Company’s sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for the next 12 months and likely will be sufficient to meet our operating needs for the foreseeable future and at least through January 2010, which is the most recently extended contract term with Target.

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

DEFERRED TAX ASSET VALUATION

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred taxes primarily result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes. As of March 31, 2006, the Company has approximately $6.4 million, and $4.9 million of federal and state income tax net operating loss carry-forwards, respectively, available to offset future taxable income, which expires in various years through 2022. In accordance with the provisions of SFAS No. 109 the Company records a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. The Company monitors its profitability and considers the credit and collections risk of future fees under its agreements, particularly in connection with the Target Agreement. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The implementation of this standard did not have a material impact on its financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2006, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for
Form 10-Q.

There are no changes in our internal controls over financial reporting during the three months ended March 31, 2006  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 12, 2005, Mossimo Giannulli offered to acquire all of the outstanding publicly held common stock of Mossimo at a price of $4.00 per share. Following the announcement, six purported class action lawsuits were filed in the Court of Chancery of the State of Delaware. Each of the complaints asserted that the Mossimo directors breached their fiduciary duties to Mossimo’s stockholders, and sought an injunction preventing the acquisition. On April 19, 2005, the Board of Directors appointed a Special Committee to consider and evaluate Mr. Giannulli’s proposal. The Special Committee retained Houlihan Lokey and Gibson Dunn & Crutcher to serve as the Committee’s independent financial advisor and legal counsel, respectively, with respect to the Committee’s evaluation of Mr. Giannulli’s proposal. On May 27, 2005, the above referenced cases were consolidated under the following caption:  In re Mossimo, Inc. Shareholder Litigation, Consolidated Civil Action No.1246-N (the “Action”).

On October 10, 2005, Mossimo and other defendants entered into a Memorandum of Understanding (“MOU”) to settle the Action. Under the terms of the MOU, Mr. Giannulli agreed that his proposal to acquire all of Mossimo’s outstanding shares would be priced at $5.00 per share and that the tender offer pursuant to which the acquisition was proposed to be consummated would be conditioned upon no less than 50 percent of all public stockholders of Mossimo unaffiliated with Mr. Giannulli accepting or approving the tender offer. The MOU further provided that plaintiffs’ lead counsel would be afforded the opportunity to comment on and suggest inclusions to the disclosures made to the Company’s public stockholders in conjunction with the acquisition. In addition, the Company agreed to negotiate in good faith with the plaintiffs’ lead counsel concerning the amount of attorney fees and expenses to be paid, subject to Delaware Chancery Court approval. The Company also agreed to pay whatever fee and expense amount the Delaware Chancery Court might have awarded to plaintiffs’ lead counsel. In consideration of these terms, the parties agreed that they would fully and finally release and discharge all claims against each other.

The settlement was conditioned on the consummation of the acquisition by Mr. Giannulli, the negotiation of a definitive stipulation of settlement and the entry of a Final Order and Judgment approving the settlement by the Delaware Chancery Court. On November 14, 2005 Giannulli announced that he had withdrawn the proposal to acquire the outstanding shares of the Company that he did not already own. The provisions of the MOU have thus become moot. The Action remains on file. Under the Merger

Agreement, Mossimo and Mr. Giannulli are required to use their best efforts to have the litigation withdrawn and terminated with prejudice or settle it to the reasonable satisfaction of Iconix.

On April 12, 2006, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles entitled Laborers’ Local #231 Pension Fund vs. Mossimo, Inc. et al. The lawsuit alleges that Mossimo and its board of directors breached their fiduciary duties and engaged in self-dealing in approving the merger agreement and seeks, among other relief, to enjoin the proposed merger of the Mossimo with Iconix, the rescission of any agreements entered into in connection with the proposed merger, and costs, including attorney’s fees. Mossimo and its directors believe the allegations in the complaint are without merit and intend to defend the claims vigorously.

ITEM 1.A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2005 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 1,  2006 and incorporated herein by reference. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of March 31, 2006 by and among Mossimo, Inc., Mossimo Giannulli, Moss Acquisition Corp. and Iconix Brand Group, Inc.(1)

3.1	Certificate of Incorporation of Mossimo, Inc. (2)

3.2	Bylaws of Mossimo, Inc. (2)

10.1	Restated License Agreement between Mossimo, Inc. and Target Brands, Inc. dated March 31, 2006(3)

31.1	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Executive Officer as required by Rule 13a - 14(a) of the Securities Exchange Act of 1934

31.3	Certification of Principal Financial Officer as required by Rule 13a - 14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES:

(1)             Incorporated by reference to Exhibit 2.1 to Mossimo’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2006.

(2)             Incorporated by reference to Mossimo’s Registration Statement on Form S-1 (No. 33-80597), as amended, which became effective February 22, 1996.

(3)             Incorporated by reference to Exhibit 10.13 to Mossimo’s Amendment No. 1 to Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 1, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the nineteenth day of May 2006.

MOSSIMO, INC.

/s/ MOSSIMO GIANNULLI
Mossimo Giannulli
Chairman and Co-Chief Executive Officer
May 19, 2006

/s/ EDWIN LEWIS
Edwin Lewis
Vice-Chairman and Co-Chief Executive Officer
May 19, 2006

/s/ VICKEN FESTEKJIAN
Vicken Festekjian
Chief Financial Officer
May 19, 2006