Form 10-Q
period 2006-06-30
MOSSIMO INC
filed 2006-08-14
CIK 1005181

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Yes ☐   No       ☒

As of June 30, 2006, the Registrant had 16,002,775 shares of Common Stock, $0.001 par value, outstanding.

MOSSIMO, INC.

FORM 10-Q

For the Six Months Ended June 30, 2006

MOSSIMO, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,490	$19,658
Restricted cash	843	726
Accounts receivable, net	6,042	4,372
Merchandise inventory	263	101
Deferred income taxes	3,702	4,004
Prepaid expenses and other current assets	426	388
Total current assets	32,766	29,249

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	808	893

DEFERRED INCOME TAXES	1,581	1,923

TRADENAME	84	90

OTHER ASSETS	60	79
	$35,299	$32,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$887	$884
Accrued liabilities	1,102	503
Accrued commissions	1,542	388
Accrued bonuses	2,144	3,458
Total current liabilities	5,675	5,233

DEFERRED RENT	117	128
Total liabilities	5,792	5,361

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.001; authorized shares 3,000,000; no shares issued or outstanding	—	—
Common stock, par value $.001; authorized shares 30,000,000; issued and outstanding 16,002,775 at June 30, 2006 and and 15,828,754 at December 31, 2005	15	15
Additional paid-in capital	41,316	40,222
Accumulated deficit	(11,824)	(13,364)
Net stockholders’ equity	29,507	26,873
	$35,299	$32,234

See accompanying notes to consolidated financial statements

MOSSIMO, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaduited)

	For the Three Months		For the Six Months
	June 30,		June 30,
	2006	2005	2006	2005

Revenue from license royalties and design service fees	$9,020	$8,113	$11,581	$15,467

Product sales	1,278	932	3,655	2,242

Total revenues	10,298	9,045	15,236	17,709

Operating expenses:
Cost of product sales	545	695	1,842	1,734
Selling, general and administrative	5,438	5,353	11,215	9,928
Total operating expenses	5,983	6,048	13,057	11,662

Operating earnings	4,315	2,997	2,179	6,047

Interest income	222	79	416	110
Earnings before income taxes	4,537	3,076	2,595	6,157

Income taxes	1,823	848	1,055	2,108

Net earnings	$2,714	$2,228	$1,540	$4,049

Net earnings per common share:
Basic	$0.17	$0.14	$0.10	$0.26
Diluted	$0.17	$0.14	$0.10	$0.26
Weighted average common shares outstanding:
Basic	15,996	15,738	15,943	15,738
Diluted	16,061	15,768	15,997	15,762

See accompanying notes to consolidated financial statements

MOSSIMO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	For the Six Months
	Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,540	$4,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	159	252
Inventory write-down	86	189
Deferred rent	(11)	2
Provision for bad debt	208	48
Deferred income taxes	644	1,865
Excess tax benefit from stock-based compensation	(141)	—
Stock-based compensation	96	—
Changes in:
Accounts receivable	(1,878)	(3,588)
Merchandise inventory	(248)	(435)
Prepaid expenses and other current assets	(38)	61
Other assets	19	44
Accounts payable	3	761
Accrued liabilities	740	50
Accrued commissions	1,154	520
Accrued bonuses	(1,314)	1,574
Net cash provided by operating activities	1,019	5,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	4,800
Payments for acquisition of property and equipment	(68)	(103)
Net cash provided by (used in) investing activities	(68)	4,697

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash – certificates of deposit	(117)	(304)
Excess tax benefit from stock-based compensation	141	—
Proceeds from issuance of common stock	857	—
Net cash provided by (used in) financing activities	881	(304)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,832	9,785
CASH AND CASH EQUIVALENTS, beginning of year	19,658	4,903
CASH AND CASH EQUIVALENTS, end of year	$21,490	$14,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for state income taxes	$—	$25

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

As consideration for investment banking services provided in connection with Mossimo’s negotiation and evaluation of the proposed merger and any alternative proposals, Mossimo has agreed to pay B. Riley & Co., Inc. an investment banking fee of $600,000. This fee is not contingent on the completion of any transaction. Bryant R. Riley, a director of Mossimo, is chairman and chief executive officer of B. Riley & Co., Inc.  This fee was accrued in the first quarter of 2006.

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

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year.  The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $48,000 and $96,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of earnings for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  The Company uses the straight-line single option method of attributing the value of the share-based compensation expense.  As stock-based compensation expense recognized in the consolidated statement of earnings for the first and second quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2005, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option pricing model for valuation of share-based awards granted beginning in 2006.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Under the restated Target Agreement, the Company will ensure the availability of Mossimo Giannulli, the Co-Chief Executive Officer of the Company, to provide the services of creative director in connection with Mossimo-branded products sold though Target stores. Target will pay the Company an annual guaranteed minimum fee of $9,625,000 for each contract year (defined as each period from February 1 through January 31 during the term of the agreement), against which Target may charge back and offset certain amounts. As amended, the agreement requires the Company to pay Target a one-time, nonrefundable reimbursement of fees paid by Target related to contract year 2006 revenues in the amount of $6,000,000 on or before June 30, 2006.  The payment was made in the second quarter of 2006 in accordance with the terms of the agreement, but was recorded as a reduction in revenue during the first quarter of 2006.

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

4.  EXECUTIVE BONUS PLANS

The Company has bonus plans covering two executive officers which are administered by the Compensation Committee of the Board of Directors, and that provide for discretionary bonuses based on the Company’s overall performance, with the total amount of the bonuses not to exceed a percent (as defined) of the excess over the minimum total guaranteed fees, if any, of license royalties paid to the Company under the Target Agreement, and as defined in each of the respective bonus plans. The Company has expensed approximately $1.3 million and $1.0 million under these agreements for the three month periods ended June 30, 2006 and 2005, respectively; and $2.0 million and $1.7 million for the six month periods ended June 30, 2006 and 2005, respectively.

5.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred taxes result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes.

The Company recorded a provision for income taxes of $1,823,000 and $1,055,000 for the three and six months ended June 30, 2006, respectively, compared to a provision for income taxes of $848,000  and $2,108,000 for the three and six months ended June 30, 2005, respectively.   Both provisions approximate the Company’s combined effective rate as estimated for the entire fiscal year, for Federal and California state income taxes.  The income tax rate for the six months ended June 30, 2006 is 41% compared to 34% for the comparable period of the prior year.

At June 30, 2006, the Company has recorded a total net deferred tax asset of $5.28 million, with $3.70 million classified as current in the accompanying condensed consolidated balance sheet, primarily reflecting the extension of the Target Agreement through January 31, 2010. The Company has considered the projected taxable income from the Target Agreement and other agreements in its estimate of deferred tax asset recoverability and has recorded a valuation allowance for its net deferred tax assets of $245,000 as of June 30, 2006.  The valuation allowance relates principally to foreign tax credits for which there is uncertainty about their recoverability within the period prior to the expiration of the carryforwards.

The Company has approximately $2.07 million and $1.38 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

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

The reconciliation between earnings and weighted average shares outstanding for basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings	$2,714	$2,228	$1,540	$4,049
Weighted average number of common shares:
Basic	15,996	15,738	15,943	15,738
Effect of dilutive securities-stock options	64	30	54	24
Diluted	16,061	15,768	15,997	15,762

Earnings per share:
Basic	$0.17	$0.14	$0.10	$0.26
Effect of dilutive securities-stock options	—	—	—	—
Diluted	$0.17	$0.14	$0.10	$0.26

Excluded securities - antidilutive	97	394	100	394

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

The Company adopted the Mossimo, Inc 2005 stock Option Plan (the “2005 Plan) to replace the 1995 Plan and the Directors Plan both of which terminated as of December 31, 2005. The 2005 Plan provides for the grant of stock options to certain officers, key employees and non-employee directors. A total of 1,500,000 shares have been reserved for issuance under the 2005 Plan. Options granted under the 2005 Plan will have an exercise price equal to the fair market value of the common stock on the date of grant. Options will be exercisable in accordance with vesting schedules to be established by the Compensation Committee. As of June 30, 2006, no options have been granted under the 2005 Plan.

A summary of option activity follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
		Average	Term (in	Aggregate Intrinsic
	Shares	Price	years)	Value

Outstanding, at December 31, 2005	554,331	6.34
Granted	—	—
Exercised	(174,021)	4.93
Forfeited	(25,000)	10.40

Outstanding, at June 30,2006	355,310	6.72	5.18	$1,048,460

Options exercisable, at June 30, 2006	255,977	7.64	5.08	$688,875

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2005 was $2.88.  There were no options granted during the three months ended June 30, 2005.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006.  This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six month period ended June 30, 2006 was $351,820.  No options were exercised during the six month period ended June 30, 2005.  As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $236,000, which is expected to be recognized over a weighted average period of approximately two years.

The following table summarizes stock-based compensation expense, net of tax, related to employee stock options under SFAS 123(R) for the three and six months ended June 30, 2006 which was allocated as follows (in thousands):

	Three months Ended		Six months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Stock-based compensation expense included in operating expenses	$48	$—	$96	$—

Tax benefit	(19)	—	(38)	—

Stock-based compensation expense related to employee stock options, net of tax	$29	$—	$58	$—

As noted above, the impact of net earnings from the adoption of SFAS 123(R) was a reduction in net earnings of $29,000 or $0.00 per diluted share for the quarter ended June 30, 2006 and net earnings of $58,000 or $0.00 per diluted share for the six months ended June 30, 2006 ..  Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows.  SFAS 123(R) requires such benefits to be recorded as financing cash flows.  The impact of this changes in not material to our statement of cash flows.

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

If compensation expense was determined based on the fair value method, the Company’s net earnings and earnings per share would have resulted in the approximate pro forma amounts indicated below for the three and six month periods ended June 30, 2005 (in thousands, except per share data):

	Three months	Six months
	June 30,	June 30,
	2005	2005

Net earnings as reported	$2,228	$4,049

Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(16)	(32)

Pro forma net earnings	$2,212	$4,017

Earnings per share – basic and diluted
As reported – basic	$0.14	$0.26
As reported – diluted	$0.14	$0.26

Pro forma – basic	$0.14	$0.26
Pro forma – diluted	$0.14	$0.26

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the period ended June 30, 2005, assuming risk-free interest rates of 4.28 percent; volatility of approximately 84 percent; zero dividend yield; and expected lives of 6.50 years.

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

The settlement was conditioned on the consummation of the acquisition by Mr. Giannulli, the negotiation of a definitive stipulation of settlement and the entry of a Final Order and Judgment approving the settlement by the Delaware Chancery Court.  On November 14, 2005 Giannulli announced that he had withdrawn the proposal to acquire the outstanding shares of the Company that he did not already own.  The provisions of the MOU have thus become moot.   After the announcement of Mossimo’s proposed merger with Iconix, the plaintiffs filed a first consolidated amended complaint alleging that Mossimo and its board of directors breached their fiduciary duties and engaged in self-dealing in approving the Merger Agreement.   Under the merger agreement, Mossimo and Mr. Giannulli are required to use their best efforts to have the litigation withdrawn and terminated with prejudice or settle it to the reasonable satisfaction of Iconix.

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

Mossimo and its directors believe the allegations in the complaints filed in Delaware and California are without merit and intend to defend the claims vigorously, but are not able at this time to predict or estimate the outcome of these cases or their effect on the Company’s financial statements.

8  SEGMENT INFORMATION

The Company operates in two business segments: Mossimo (design and licensing services) and Modern Amusement (Modern) (wholesale).  The following tables summarize various financial amounts for each of our business segments (in thousands):

Quarter ended June 30, 2006	Mossimo	Modern	Total
Revenues	$9,020	$1,278	$10,298
Gross Profit	—	733	733
Depreciation and Amortization	26	54	80
Selling, general and administrative expenses	4,606	832	5,438
Operating Income (loss)	4,414	(99)	4,315
Interest Income	220	2	222
Total Assets	30,720	4,579	35,299
Capital Expenditures	18	—	18

Quarter ended June 30, 2005	Mossimo	Modern	Total
Revenues	$8,113	$932	$9,045
Gross Profit	—	237	237
Depreciation and Amortization	59	50	109
Selling, general and administrative expenses	4,419	934	5,353
Operating Income (loss)	3,694	(697)	2,997
Interest Income	79	—	79
Total Assets	26,979	2,898	29,877
Capital Expenditures	21	29	50

Six months ended June 30, 2006	Mossimo	Modern	Total
Revenues	$11,581	$3,655	$15,236
Gross Profit	—	1,813	1,813
Depreciation and Amortization	51	108	159
Selling, general and administrative expenses	9,277	1,938	11,215
Operating Income (loss)	2,304	(125)	2,179
Interest Income	413	3	416
Total Assets	30,720	4,579	35,299
Capital Expenditures	31	37	68

Six months ended June 30, 2005	Mossimo	Modern	Total
Revenues	$15,467	$2,242	$17,709
Gross Profit	—	508	508
Depreciation and Amortization	120	132	252
Selling, general and administrative expenses	8,036	1,892	9,928
Operating Income (loss)	7,430	(1,383)	6,047
Interest Income	110	—	110
Total Assets	26,979	2,898	29,877
Capital Expenditures	28	75	103

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

•                  Gross profit is derived by reducing sales of the Modern segment of $1.28 million by $545,000 of cost of sales for the three months ended June 30, 2006 to arrive at a gross profit of approximately $733,000, compared to sales of $932,000 reduced by cost of sales of $695,000 to arrive at a gross profit of $237,000 for the three months ended June 30, 2005.  For the six months ended June 30, 2006 sales of the Modern segment were $3.65 million reduced by cost of sales of $1.84 million to arrive at a gross profit of approximately $1.81 million, compared to sales of $2.24 million reduced by cost of sales of $1.73 million to arrive at a gross profit margin of $508,000 for the six months ended June 30, 2005.

•                  Operating expenses that have a direct correlation to each segment have been recorded in each respective segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to matters such as the Company’s future operating results, the success and longevity of its licensing program with Target in the United States, and other licensees, and the Company’s success in executing its business plan for Modern Amusement. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. The words “anticipate”, “believe”, “may”, “estimate”, “plan”, “expect”, “future”, “intend”, “will”, “should”, “continue” and similar expressions, variations of such terms or the negative of such terms as they relate to the Company or its management when used in this document, are intended to identify such forward-looking statements. In particular, the forward looking statements in this Form 10-Q include, among other things, statements regarding or expectations about our future revenues and earnings. Forward looking statements include known or unknown risks and uncertainties that may cause our results, performance and stock price to be materially different from the forward looking statements. Such statements are based on management’s current expectations and are subject to certain risks, uncertainties and assumptions, including those described in our Form 10-K for the year ended December 31, 2005 under “Business—Risk Factors”. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company’s future operations, financial performance, business and share price may be affected by a number of factors, including but not limited to the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines, within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Mossimo or Modern Amusement name as a result of fashion trends or otherwise, the ability and/or commitment of Target and our other licensees to manufacture and market Mossimo branded products, our dependence on Target for most of our revenue, our dependence on key management personnel and the other factors described in our Form 10-K for the year ended December 31, 2005 under “Business—Risk Factors.” Accordingly, undue reliance should not be placed on these forward-looking statements.

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

The Company entered into a multi-year licensing and design services agreement with Target in March 2000 which was subsequently amended in April 2002, and in February and June 2003. Under the terms of the Target Agreement, Target has the exclusive license, for production and distribution through Target stores, of substantially all Mossimo branded products sold in the United States. The Company, therefore, can not enter into any other wholesale or retail licensing agreements in the United States with respect to the Mossimo brand.

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

Under the restated Target Agreement, the Company will ensure the availability of Mossimo Giannulli, the Co-Chief Executive Officer of the Company, to provide the services of creative director in connection with Mossimo-branded products sold though Target stores. Target will pay the Company an annual guaranteed minimum fee of $9,625,000 for each contract year (defined as each period from February 1 through January 31 during the term of the agreement), against which Target may charge back and offset certain amounts. As amended, the agreement requires the Company to pay Target a one-time, nonrefundable reimbursement of fees paid by Target related to contract year 2006 revenues in the amount of $6,000,000 on or before June 30, 2006.  The payment was made in the second quarter of 2006 in accordance with the terms of the agreement.

As consideration for investment banking services provided in connection with Mossimo’s negotiation and evaluation of the proposed merger and any alternative proposals, Mossimo has agreed to pay B. Riley & Co., Inc. an investment banking fee of $600,000. This fee is not contingent on the completion of any transaction. Bryant R. Riley, a director of Mossimo, is chairman and chief executive officer of B. Riley & Co., Inc.   This fee was accrued in the first quarter of 2006.

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

The Company licensed the exclusive right to manufacture and distribute eyewear bearing its Mossimo trademarks through Target stores pursuant to a license agreement with Luxottica Retail executed in July of 2006.   The agreement is effective May 1, 2006 and extends through April 30, 2009.

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

Net sales for Modern Amusement for the quarter ended June 30, 2006 were $1.28 million with a gross profit margin of 57.3%.  Selling, general and administrative expense for Modern Amusement for the quarter ended June 30, 2006 was $832,000.  For quarter ended June 30, 2006, Modern Amusement had operating loss of $99,000.  Modern Amusement’s total assets as of June 30, 2006 were $4.58 million.  Net sales for the six months ended June 30, 2006 were $3.66 million with a gross profit margin of 49.6%.  Selling, general and administrative expenses for Modern Amusement for the six months ended June 30, 2006 was $1.94 million.  For the six months ended June 30, 2006, Modern Amusement had operating loss of $125,000.

In the Merger Agreement, the Company agreed that prior to the closing of the merger, it would sell all of the capital stock of Modern Amusement to Mr. Giannulli for $2,000,000.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s year 2006.  The Company’s consolidated financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized during the three and six month periods ended June 30, 2006, was $48,000 and $96,000, respectively,  before income tax, and is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $236,000, which is expected to be recognized over a weighted average period of approximately 2 years.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company followed the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires presentation of the pro forma effect of the fair value based method on net earnings and net earnings per share in the financial statement footnotes.  During the three and six month period ended June 30, 2005, no stock-based compensation expense was recognized in earnings.   The pro forma effect of the fair value method on net earnings and earnings per share for the three and six month period ended June 30, 2005 is presented in Note 6 in the Company’s interim consolidated financial statements.  The impact on the financial statements from the adoption of SFAS 123(R) was not material for the six month period ended June 30, 2006.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenues

Total revenue from license royalties and design service fees in the second quarter of 2006 increased to $9.0 million compared to $8.1 million for the second quarter of 2005.  The increase was primarily due to additional revenue generated under the Target agreement.  For the second quarter of 2006, 93% of the Company’s revenue from license royalties and design fees were generated under the Target Agreement, compared to 92% for the same period in 2005. The royalty rate under the Target Agreement declines, as the contract year progresses and Target achieves certain levels of retail sales, from 4% to 1%. The declining royalty rate is reset each contract year beginning on February 1. Accordingly, revenue recognized in the first and second quarters of the Company’s calendar year is significantly higher than in the third and fourth quarters due to the declining rates in the Target Agreement.  Revenues from license royalties and design service fees under license agreements other than the Target Agreement are generally collected on a quarterly basis, and they range from 2% to 5% of sales, as defined in the respective agreements.

Design service fees and royalties recognized under the Target Agreement were $8.4 million in the second quarter of 2006 compared to $7.4 million in the second quarter of 2005. The 14%  increase reflects growth in sales of women’s apparel, men’s apparel, children’s apparel, and shoes.  Royalties and design service fees from customers other than Target decreased to $637,000 in the second quarter of 2006 compared to $669,000 in the second quarter of 2005.  The decrease was due mainly to reduced royalties received from our women’s swimwear and bodywear licensee, and our licensees in Chile and Canada.

Modern Amusement achieved gross retail sales of $1.28 million in the second quarter of 2006 compared to $932,000 for the second quarter of 2005.  These sales generated a gross profit of approximately $733,000 and a gross profit margin of 57.3% for the second quarter of 2006 compared to $237,000 and a gross profit margin of 25.2% for the second quarter of 2005.  We experienced a higher profit margin due to better buying and a proportionately smaller amount of off price sales compared to regular priced sales.  This was accomplished by negotiating lower prices with new factories.

Cost of product sales

Cost of sales in the second quarter of 2006 resulted entirely from Modern Amusement product sales.  Cost of sales approximated 42.7% of sales.  Cost of sales includes all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.  We improved cost of sales by negotiating lower prices with new factories.

Selling, general and administrative expenses (S, G & A)

Selling, general and administrative expenses (SG&A) for both the Mossimo segment and the Modern Amusement segment remained constant at $5.4 million for the second quarter of 2006 and 2005.

Selling, general and administrative expenses (SG&A) for the Mossimo segment increased by approximately $187,000 or 4% from $4.42 million in the second quarter of 2005 compared to $4.61 million in the second quarter of 2006.  The increases were due to a number of factors.  First, accrued executive officer bonuses increased $276,000 (executive bonuses were increased to $1.31 million for the second quarter of 2006 from $1.04 million for the second quarter of 2005 consistent with the Company’s comparative performance.) These bonuses which are determined at the discretion of the Compensation Committee, in accordance with a performance criteria outlined in respective bonus plans, and are subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee, are estimated and accrued on a quarterly basis, with a final determination made by the Compensation Committee at the end of each year.  Second, commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target increased by $134,000. Third, professional fees increased by $60,000.   The increase was offset by, first, a $97,000 reduction in travel expense, second, a $72,000 reduction in board of directors fees and third, a $60,000 reduction in legal fees.

Selling, general and administrative expenses for the Modern Amusement segment for the second quarter of 2006 were $832,000 compared to $934,000 for the second quarter of 2005.  The decrease was primarily due to a reduction in salary and related costs of $50,000, and a reduction in consulting fees of $75,000.

Interest income

As a result of higher average cash balances of $20.2 million for the period ended June 30, 2006 compared to average cash balance of $12.5 million for the same period in 2005, the Company earned $222,000 in interest income the second quarter of 2006, compared to $79,000 in the second quarter of 2005. No interest expense was incurred in the second quarter of 2006.

Income taxes

The Company recorded a provision for income taxes of $1.82 million in the second quarter of 2006 compared to a provision for income taxes of $848,000 in the second quarter of 2005. Both provisions approximate the Company’s effective tax rate for Federal and California state income taxes.  The effective tax rate is subject to ongoing review and evaluation by management.  Both provisions approximate the Company’s combined effective rate as estimated for the entire fiscal year, for Federal and California state income taxes.  The income tax rate for the three months ended June 30, 2006 is 40% compared to 28% for the comparable period of the prior year.  The increase is primarily due to a reduction in the valuation allowance.

The Company has approximately $2.07 million and $1.38 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

Net earnings

The Company’s net earnings for the second quarter of 2006 were $2.71 million, or $0.17 per diluted share, compared to a net earnings of $2.23 million, or $0.14 per diluted share for the second quarter of 2005 due to the factors discussed above.

Six Months Ended June 30, 2006 and 2005

Revenues

Total revenue from license royalties and design service fees for the six months ended June 30, 2006 decreased to $11.6 million compared to $15.5 million for the six months ended June 30, 2005.  The decrease was due to a one time nonrefundable fee reimbursement of $6.0 million to Target under the amended and restated Target agreement dated March 31, 2006 recorded in the first quarter of 2006.  Exclusive of the impact of this item, total revenues from license royalties and design service fees for six months ended June 30, 2006 would have been $17.6 million compared to $15.5 for the six months ended June 30, 2005.  For the six months ended June 30, 2006, 89% of the Company’s revenue from license royalties and design fees were generated under the Target Agreement, compared to 91% for the same period in 2005.  Exclusive of the nonrefundable fee reimbursement of $6.0 million to Target under the amended and restated Target agreement, 93% of the Company’s revenues from license royalties and design fees would have been generated under the Target agreement compared to 91% for the same period in 2005.

Design service fees and royalties recognized under the Target Agreement were $10.2 million for the six months ended June 30, 2006 compared to $14.0 million for the same period of 2005. The 37% decrease was due to a one time nonrefundable fee reimbursement of $6.0 million to Target under the amended and restated Target agreement.  Exclusive of the impact of this item, design service fees and royalties recognized under the Target Agreement would have been $16.2 million for the six months ended June 30, 2006 compared to $14.0 million for the same period of 2005.  Royalties and design service fees from customers other than Target decreased to $1.3 million for the six months ended June 30, 2006 compared to $1.5 million for the same period of 2005.  The decrease was due mainly to reduced royalties received from our women’s swimwear and bodywear licensee, and our licensees in Chile and Canada.

Modern Amusement achieved gross retail sales of $3.66 million for the six months ended June 30, 2006 compared to $2.24 million for the same period in 2005.  These sales generated a gross profit of approximately $1.81 million and a gross profit margin of 50.4% for the six months ended June 30,  2006 compared to $508,000 gross profit and a gross profit margin of 22.6% for the same period in 2005.  We experienced a higher profit margin due to better buying and a proportionately smaller amount of off price sales compared to regular priced sales.

Cost of product sales

Cost of sales in the six months ended June 30, 2006 resulted entirely from Modern Amusement product sales.  Cost of sales approximated 49.6% of sales.  Cost of sales includes all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, insurance, duty, and brokers’ fees.  We improved cost of sales by negotiating lower prices with new factories.

Selling, general and administrative expenses (S, G & A)

Selling, general and administrative expenses (SG&A) for both the Mossimo segment and the Modern Amusement segment increased to $11.2 million for the six months ended June 30, 2006 compared to $9.9 million for the six months ended June 30, 2005.

Selling, general and administrative expenses (SG&A) for the Mossimo segment increased by approximately $1.24 million or 15% from $8.04 million for the six months ended June 30, 2005 compared to $9.28 million for the six months ended June 30, 2006.  The increases were due to a number of factors.  First, accrued executive officer bonuses increased $389,000 (executive bonuses were increased to $2.05 million for the six months ended June 30, 2006 from $1.66 million for the six months ended June 30, 2005 consistent with the Company’s comparative performance.) These bonuses which are determined at the discretion of the Compensation Committee, in accordance with a performance criteria outlined in respective bonus plans, and are subject to a maximum annual amount based on a percent of Target license royalty fees in excess of the minimum annual fee, are estimated and accrued on a quarterly basis, with a final determination made by the Compensation Committee at the end of each year.  Second, commissions due to a third party who assisted the Company in connection with entering into the initial agreement with Target increased by $326,000.  Third, costs of $79,000 were incurred for legal and financial advisor expenses for the Company and its special committee associated with the review and consideration of the transaction proposed by Mossimo Giannulli for the acquisition of all of the companies remaining outstanding shares and pending litigation relating to the proposal.  Fourth, $459,000 in fees associated with the merger of Mossimo and Iconix Brand Group, Inc. were incurred.  Fifth, as consideration for investment banking services provided in connection with Mossimo’s negotiation and evaluation of the proposed merger and any alternative proposals, Mossimo has agreed to pay B. Riley & Co., Inc. an investment banking fee of $600,000. This fee is not contingent on the completion of any transaction. Bryant R. Riley, a director of Mossimo, is chairman and chief executive officer of B. Riley & Co., Inc. and was accrued in the first quarter of 2006.  These increases were offset by decreases in, first, $75,000  in board of directors fees and second, $129,000 in legal fees.

Selling, general and administrative expenses for the Modern Amusement segment for the six months ended June 30, 2006 were $1.94 million compared to $1.89 million for the six months ended June 30, 2005.  The increase was primarily due to first, $123,000 of commissions, second, $62,000 in salesmen samples, and third, $89,000 of outsourcing expenses.  These increases were associated with the anticipated growth of the Modern Amusement brand.  These increases were offset by decreases in, first, reduction in salary and related costs of $75,000, and a reduction in consulting fees of $125,000.

Interest income

As a result of higher average cash balances of $21.0 million for the six month period ended June 30, 2006 compared to average cash balance of $12.8 million for the same period in 2005, the Company earned $416,000 in interest income for the six months ended June 30, 2006, compared to $110,000 for the same period in 2005. No interest expense was incurred in the six months ended June 30, 2006.

Income taxes

The Company recorded a provision for income taxes of $1.1 million for the six months ended June 30, 2006 compared to a provision for income taxes of $2.1 million for the six months ended June 30, 2005. Both provisions approximate the Company’s effective tax rate for Federal and California state income taxes.  The effective tax rate is subject to ongoing review and evaluation by management.  Both provisions approximate the Company’s combined effective rate as estimated for the entire fiscal year, for Federal and California state income taxes.  The income tax rate for the six months ended June 30, 2006 is 41% compared to 34% for the comparable period of the prior year.  The increase is primarily due to a reduction in the valuation allowance.

The Company has approximately $2.07million and $1.38 million of federal and state income tax net operating loss carry forwards, respectively, available to offset future taxable income which expire in various years through 2022. The Company expects that future taxable income will be offset in the near-term, for the most part, by its net operating tax loss carry forwards.

Net earnings

The Company’s net earnings for the six months ended June 30, 2006 were $1.5 million, or $0.10 per diluted share, compared to a net earnings of $4.0 million, or $0.26 per diluted share for the six months ended June 30, 2005 due to the factors discussed above.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of June 30, 2006 consisted of $21.5 million of cash and cash equivalents, and $843,000 of short-term restricted cash, as well as potential future cash flows from operations primarily resulting from the Target agreement.  As of June 30, 2006 we had working capital of approximately $27.1 million compared to $24.0 million at December 31, 2005.

During the six months ended June 30, 2006, net cash provided by operating activities were $1.0 million.  Cash provided by operating activities includes primarily $1.5 million of net earnings, increases in deferred taxes of $644,000, accrued liabilities of $740,000, and accrued commissions of $1.2 million, primarily offset by reductions in accounts receivable of $1.9 million, and accrued bonuses of $1.3 million.

Net cash used by investing activities was generated from capital expenditures of $68,000 for the six months ended June 30, 2006.  Capital expenditures are not expected to be material for the balance of the 2006 year.

Net cash provided by financing activities was generated primarily from the exercise of stock options in the amount of $857,000.

The Company established a revolving line of credit with a bank in the amount of $300,000 in February 2004.  The line of credit was established to open letters of credit with foreign suppliers for finished goods for Modern Amusement.  The line of credit was increased to $400,000 in June of 2004, and subsequently increased to $500,000 in January of 2005 and increased again to $900,000 in May of 2005.  The line of credit is secured by two certificates of deposit totaling approximately $843,000, which is recorded as restricted cash in our consolidated balance sheet.  There is no expiration date for this line of credit, and there are no covenants.  There is a fee charged per letter of credit opened and closed.  Open letters of credit at June 30, 2006 were approximately $738,000.

We have a commission obligation under an agreement with a third party for 15% of fees received from Target for the duration of the Target agreement through January 2010, and for subsequent extensions if they are exercised by Target.  Fees incurred under this obligation were $1.25 million in the second quarter of 2006, compared to $1.11 in the second quarter of 2005 and $2.44 million for the six months ended June 30, 2006 compared to $2.10 million for the six months ended June 30, 2005.

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

DEFERRED TAX ASSET VALUATION

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred taxes primarily result from the recognition of the income tax benefit to be derived from the Company’s net operating loss carry forward for income taxes purposes. As of June 30, 2006, the Company has approximately $2.07 million, and $1.38 million of federal and state income tax net operating loss carry-forwards, respectively, available to offset future taxable income, which expires in various years through 2022. In accordance with the provisions of SFAS No. 109 the Company records a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns.  The Company monitors its profitability and considers the credit and collections risk of future fees under its agreements, particularly in connection with the Target Agreement.  Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of the Interpretation on its financial statements.

In June 2006, the FASB ratified the Emerging issues Task Force issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3).  EITF 06-3 requires a company to disclose its accounting policy (i.e. gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3.  If taxes are significant, a company should disclose the amount of such taxes for each period which an income statement is presented.  The guidance is effective for periods beginning after December 15, 2006.  We don’t expect the adoption of EITF 06-3 will have a material impact on our financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2006, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal controls and disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

There are no changes in our internal controls over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

The settlement was conditioned on the consummation of the acquisition by Mr. Giannulli, the negotiation of a definitive stipulation of settlement and the entry of a Final Order and Judgment approving the settlement by the Delaware Chancery Court.  On November 14, 2005 Giannulli announced that he had withdrawn the proposal to acquire the outstanding shares of the Company that he did not already own.  The provisions of the MOU have thus become moot.  After the announcement of Mossimo’s proposed merger with Iconix, the plaintiffs filed a first consolidated amended complaint alleging that Mossimo and its board of directors breached their fiduciary duties and engaged in self-dealing in approving the Merger Agreement.  Under the Merger Agreement, Mossimo and Mr. Giannulli are required to use their best efforts to have the litigation withdrawn and terminated with prejudice or settle it to the reasonable satisfaction of Iconix.

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

Mossimo and its directors believe the allegations in the complaints filed in Delaware and California are without merit and intend to defend the claims vigorously, but are not able at this time to predict or estimate the outcome of these cases or their effect on the Company’s financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the fourteenth day of August 2006.

MOSSIMO, INC.

/s/ MOSSIMO GIANNULLI
Mossimo Giannulli
Chairman and Co-Chief Executive Officer
August 14, 2006

/s/ EDWIN LEWIS
Edwin Lewis
Vice-Chairman and Co-Chief Executive Officer
August 14, 2006

/s/ VICKEN FESTEKJIAN
Vicken Festekjian
Chief Financial Officer
August 14, 2006